Form 10-K
period 1996-03-31
MACROMEDIA INC
filed 1996-06-27
CIK 913949

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the fiscal year ended March 31, 1996; or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from _______ to _____.

             COMMISSION FILE NO. 0 - 22688

                                MACROMEDIA, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                                         94 - 3155026
         (State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

         600 TOWNSEND STREET, SAN FRANCISCO, CALIFORNIA                   94103
         (Address of principal executive offices)                         (Zip Code)

         Registrant's telephone number, including area code:              (415) 252-2000

         Securities registered pursuant to Section 12(b) of the Act:      NONE

         Securities registered pursuant to Section 12(g) of the Act:      COMMON STOCK, PAR VALUE
                                                                          $0.001 PER SHARE
                                                                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X            No
                                                -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 31, 1996 ($42.625) as reported on the Nasdaq National Market, was approximately $1,323,287,541. Shares of Common Stock held by each officer and director and by certain persons who owned 5% or more of the Registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of Friday, May 31, 1996, Registrant had outstanding 36,583,592 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders to be held at 1:30 PM, Thursday, July 25, 1996 at 600 Townsend Street, San Francisco, 94103 are incorporated by reference in Part III.

                                MACROMEDIA, INC.
                                 1996 FORM 10-K
                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                     PART I
Item 1.      Business                                                                                        1
Item 2.      Properties                                                                                      9
Item 3.      Legal Proceedings                                                                               9
Item 4.      Submission of Matters to a Vote of Security Holders                                            10
Item 4A.     Executive Officers of the Registrant                                                           10

                                    PART II

Item 5.      Market for the Registrant's Common Equity and Related Stock Holder Matters                     13
Item 6.      Selected Financial Data                                                                        14
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                      15
Item 8.      Financial Statements and Supplementary Data                                                    24
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                                                       45

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                                             47
Item 11.     Executive Compensation                                                                         47
Item 12.     Security Ownership of Certain Beneficial Owners and Management                                 47
Item 13.     Certain Relationships and Related Transactions                                                 47

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               48

Signatures                                                                                                  51

Index to Exhibits

                                     PART I

ITEM 1. BUSINESS

GENERAL

Macromedia, Inc. ("Macromedia" or the "Company") is a supplier of integrated software tools and services to the graphics, multimedia, and online publishing communities. The Company develops, markets, and supports an integrated line of graphics, multimedia, and online publishing software for both Windows and Macintosh platforms (Windows 3.1, Windows 95, Windows NT, Macintosh, and Power Macintosh). These authoring and production tools are used to create interactive multimedia applications and printed materials for business communications, the arts and entertainment, and education. Using Macromedia's products, developers can create content for delivery over the full spectrum of digital formats: print, video, film, the World Wide Web, intranets, CD-ROM, DVD (Digital Video
Disk), Enhanced CD, and interactive television.

The Macromedia Studios, each consisting of a suite of Macromedia products, meet the needs of individuals involved in the development and delivery of multimedia and graphics content by providing a complete, integrated set of tools. Macromedia Studios are based on the Macromedia Open Architecture (MOA) which lets users leverage their understanding of one application across an entire product line. The Macromedia Information Exchange (MIX) enables one studio application to present data to another studio application in the most appropriate form, thus enhancing ease-of-use and productivity. The Macromedia User Interface (MUI) delivers a consistent look and feel across all studio applications and numerous third-party plug-ins. These core technologies provide a framework for ensuring that the Macromedia Studios are well-integrated, user-friendly tools for customers and that developers can "Author Once, Publish Anywhere." These Studios include:

Director(R) Multimedia Studio(TM) - software tools for multimedia and the
  Internet
FreeHand(TM) Graphics Studio(TM) - software tools for graphic design Authorware(R) Interactive Studio(TM) - software authoring tools for interactive information
Backstage(TM) Internet Studio(TM) - software tools for building Web sites

With Macromedia's Shockwave(TM) technology, existing and new users of the Company's products are adapting and developing interactive content for use on World Wide Web sites. Authorware, Director, and FreeHand files can be translated or "shocked" for use on World Wide Web sites as well as corporate intranets and other networks. With the acquisition of iband and its family of visual Web-building environments, Backstage, the Company intends to provide a complete, cross-platform Internet authoring studio. (The Backstage product line is currently available for use in Windows. It is expected that as of September 1996, Backstage Designer Plus will be available for the Macintosh OS.)

To support its customers and distribution channels, Macromedia offers many innovative programs and services through its Source & Center programs, including:

o Macromedia International User Conference
o Worldwide Developer Program
o Authorized Training Program
o Macromedia Priority Access
o Made with Macromedia certification
o Macromedia Authorized Graphic Imaging Center (MAGIC) program
o Macromedia User Groups
o Online Forums
o Industry resources on the Macromedia Web site: http://www.macromedia.com
o Macromedia Consulting Group
o Xtras(TM) Developer Program

The Company sells its products worldwide through a variety of distribution channels, including traditional software distributors, educational distributors, value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), hardware and software superstores, retail dealers, mail order, and direct sales. The Company also enters into and maintains alliances with other key players in multimedia, graphic arts, and publishing, as well as related emerging industries.

PRODUCTS

The Company's products are used by multimedia, graphic arts, Web, and learning professionals working on their own or in organizations ranging from large corporations to small companies, as well as in educational institutions.


MULTIMEDIA PRODUCTS
Authorware is designed for authoring and delivering interactive information and is targeted to computer-based training specialists and educators, as well as multimedia professionals. It provides an object-oriented, icon-based authoring environment with hypertext and media capabilities, data measurement functions, and media integration controls. Available for use on Windows or Macintosh, Authorware's easy-to-use authoring environment lets subject matter experts build applications such as interactive multimedia courseware, kiosks, and publications, by placing icons on a flowline to combine and control text, graphics, animation, sound, and video. Its use of icons instead of scripting to define interactivity and control multimedia elements significantly shortens the learning curve for non-programmers, increasing productivity and ease of long-term maintenance. Authorware also automatically records, measures, and reports student responses and other end user data. Authorware 3.0 is now designed for use on corporate intranets.

Authorware Interactive Studio allows users to create interactive information applications. The studio includes: Authorware 3.0, for authoring interactive information on a variety of platforms, including corporate intranets; and the Director Multimedia Studio, for complete multimedia application development.

Director is designed for developing interactive multimedia entertainment, edutainment, and high-impact presentations, and is targeted at design, graphics, animation, and video professionals who require a wide selection of creative tools for their multimedia productions. Director 5.0 allows users to quickly and easily import and integrate media elements such as 2D and 3D graphics, animation, sound, and digital video from a wide variety of sources to create stand-alone interactive applications. Director allows development of multimedia content on Windows 95, Windows NT, Windows 3.1, and Macintosh OS and delivery on those platforms, as well as on the Internet using Shockwave.

Director Multimedia Studio allows users to create dynamic multimedia. The Studio includes: Director 5.0, for multimedia and the Internet; SoundEdit(TM) 16plus DECK II(TM) 2.5 (Macintosh), for audio production or Sound Forge XP (Windows), a general-purpose sound editor purchased through a license agreement from Sonic Foundry; Extreme 3D(TM), for 3D design and animations; and Macromedia xRes(TM) 2.0, for high-resolution images.

SoundEdit 16 plus DECK II brings together two audio tools for a complete digital audio package. SoundEdit 16 is the first software-only recording studio that lets users create fine-tuned audio for everything from multimedia to music to the Internet. DECK II features multitrack recording, macro-editing, and complex audio arrangement capabilities. This software, combined in a single package, provides a comprehensive audio solution for sound editing and synchronization from the Macintosh desktop.


WEB DEVELOPMENT PRODUCTS
Backstage Designer Plus allows Windows users to create their own dynamic Web sites without having to use HTML. Offering a WYSIWYG point-and- click authoring environment, Backstage Designer is easy to use, and powerful enough for professional use.

Backstage Internet Studio refers to two full-featured Windows-based packages for developing mission-critical, Web-based business applications. Backstage Desktop Studio, an advanced Web design, development, and management package, combines a WYSIWYG authoring environment with customizable objects, a project-level management system, and a browser-optimizing object server. Objects include features such as database connectivity, forms-to-email, discussion groups, and more. Backstage Enterprise Studio extends the features and functionality of the Desktop Studio with client/server database connectivity.

Shockwave is compression standard technology for playing multimedia and graphics files created with Macromedia tools over the World Wide Web and corporate intranets. Shockwave applications can be developed in Windows and on the Macintosh and viewed on either platform, as well.

GRAPHIC ARTS PRODUCTS
FreeHand is a design and illustration software package that offers a comprehensive feature set and customizable working environment for graphic designers, artists, and illustrators. Its open architecture provides access to a range of third-party Xtras and its support for Adobe Photoshop filters enables TIFF manipulation without leaving FreeHand. FreeHand's text environment features text style sheets, copy fitting and column balancing, spelling checker, hyphenation, tabs, text on a path, inline graphics, and more. Graphic artists, designers, and illustrators can experiment with 100 levels of undo and redo. FreeHand also features 500 fonts and 10,000 clip-art images. FreeHand 5.5 is currently available for the Macintosh and Power Macintosh and FreeHand 5.0 is available for use on Windows 95, NT, and 3.1.

The FreeHand Graphics Studio is a complete set of tools for graphic arts and design. The studio includes: FreeHand, for graphic design, illustration, and page layout; Extreme 3D, for 3D models, animations, and renderings; Macromedia xRes, for hi-res image editing and compositing; and Fontographer, for modifying existing fonts or creating new typefaces. This studio also contains clip art, photography, 3D models, and fonts.

Extreme 3D features 3D modeling, animation, and rendering. Extreme 3D's interface conforms to popular illustration, animation, and rendering standards and offers functionality and integration with Macromedia xRes, FreeHand, Director, and Authorware. With identical environments and file formats on Windows and Macintosh, Extreme 3D allows transparent file exchange and supports built-in distributed rendering across platforms.

Fontographer is software for creating and modifying fonts in Windows and on the Macintosh. It is designed for graphic artists, type designers, and technical professionals who want to modify their existing fonts or create new fonts from scratch. Fontographer offers ease-of-use and precision drawing tools to serve the type design needs of novices and professionals alike.

Macromedia xRes is cross-platform image editing and design software that lets users create and edit high-resolution files quickly, without using extra RAM or hardware. Macromedia xRes features a familiar Adobe Photoshop-style interface, as well as Photoshop-compatible keyboard shortcuts and imaging conventions. Other features include multiple undos, artistic brushes and textures, and floating text objects. Macromedia xRes also supports such Web-ready formats as GIF89a (interleaved with transparency), Progressive JPEG, and PNG.


PRODUCT DEVELOPMENT

Macromedia is focusing its product development efforts on creating the Macromedia Studios, a completely integrated line of affordable, high-quality, easy-to-use software tools for multimedia, graphic arts, and digital video professionals. Its products are distinguished by five key design strategies:

1) Ease-of-Use -- Macromedia products are designed and documented for ease-of-use in order to serve the needs of the largest number of multimedia, graphic arts, and online publishing users. The Company's products share similar user interface conventions to facilitate learning multiple products.

2) Integration -- Macromedia offers a family of multimedia and graphic arts tools that are designed to share data formats and user interface conventions. This enables our tools to work well together and reduces the learning curve from one application to the next.

3) Power/Performance -- Macromedia products combine comprehensive feature sets with high performance to provide the power and efficiency necessary for creative and business professionals' use.

4) Extensibility -- Macromedia products can be extended by third-party developers through built-in scripting languages and published Application Programmer Interfaces.

5) Author Once, Publish Anywhere -- Macromedia software provides the means for interactive authoring and multimedia production, including 2D graphics, in Windows and on the Macintosh, as well as print output and playback of applications on the leading personal computer, consumer player, online, and interactive television platforms.

The Company's principal product development efforts include (i) utilizing its core technology to develop a common graphical user interface across all products on all platforms, (ii) developing enhanced, fully integrated versions of its existing authoring and media creation tools, (iii) developing new versions of its tools for graphic arts, multimedia, online publishing, sound and video, (iv) integrating 3D technology into its authoring tools to meet the anticipated future demand for 3D capabilities, (v) adapting its products to support new operating systems, and (vi) developing players for delivery of applications to new playback platforms, including the Internet. In addition, the Company plans to continue developing, and from time to time acquiring, basic software technologies that it considers critical to building multimedia, graphic arts, Web development, and digital video software tools and applications.

The Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce new products on a timely basis. New products and enhancements must keep pace with competitive offerings, adapt to new hardware platforms and emerging industry standards, and provide additional functionality. If Macromedia were unable to develop and introduce such products in a timely manner, this inability would have an adverse effect on the Company's results of operations. Macromedia currently has a number of new product development efforts under way, including Authorware 4.0, FreeHand 7.0, and Director 6.0, which are scheduled to be released during the current fiscal year. Any delay in these new products' availability could have an adverse impact on the results of operations.

For fiscal 1996, 1995, and 1994, the Company's research and development expenses were $20.0 million, $12.4 million, and $10.1 million respectively.


MARKETING

Macromedia generates awareness and demand for its products through public relations activities, advertising, product reviews, and national and local trade shows. The Company also uses direct mail to introduce and educate customers about new products and enhancements, and to cross-sell additional products to current customers. In addition, Macromedia sells its products by distributing a variety of interactive multimedia demonstration materials and videos directly to prospective customers, and then follows up through outbound telemarketing.

To support users of its tools, the Company sponsors innovative programs and services through its Source & Center programs. One of the more high-profile events is the Macromedia International User Conference held in San Francisco each fall. Macromedia also manages the Authorized Developer Program which certifies third-party developers and refers prospective clients to them. In addition, the Company provides incentives to third-party developers to use the "Made with Macromedia" trademark on multimedia applications that have been authored with the Company's products. In the last year, 670 U.S., 300 European, and 225 Japanese titles displayed the logo. In return, the title developers paid no license fees to Macromedia for their distribution of Macromedia's player software. The Company has also certified more than 80 Authorized Training Centers worldwide to provide third-party training in the use of its products and since March 1995, 460 Authorized Graphic Imaging Centers have been certified to provide the highest level of print service to Macromedia's graphic arts customers.

The Company views the education market as a strategic opportunity to establish product and brand preferences early in the careers of future professionals. There are now 75 New Media Centers resulting from the Company's partnership with educational institutions committed to developing curricula focused on multimedia.

A key element of the Company's marketing strategy is to work with industry leaders to develop the multimedia market and gain broad acceptance of Macromedia products on all leading platforms. Many such arrangements have been established by the Company, including:

o Agreements to develop industry-standard multimedia playback technology (Macromedia Portable Players) for IBM's OS/2 Warp and Microware's OS/9 in addition to Windows and Macintosh operating systems, and for interactive television set-top boxes from Online Media and Apple Computer.

o Shipment of the FreeHand Software Developers Kit, free of charge, to third-party developers resulting in the development of Metatool Inc.'s Kai's Power Tools; Vector Effects; Letraset; USA's Envelopes; Azalea Software, Inc.'s Prepress Xtra and UPCTools; and Bullfrog Software Engineering's Encompass.

o An agreement with Netscape Communications to bundle Shockwave with various retail products, allowing users of the Netscape browser to retrieve and play Macromedia Director animations and applications over the Internet.

o An agreement with Microsoft to bundle Shockwave technology with the Internet Explorer 3.0 and Windows 95.

o An agreement with America Online to distribute Macromedia Shockwave with America Online 3.0.

o Through additional agreements with Sun Microsystems, Silicon Graphics, Navisoft, CompuServe, and NetManage, Director and Shockwave technology will be widely available for use on the Internet.


SALES AND DISTRIBUTION

A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, mail order, and direct sales. The Company also enters into and maintains alliances with other key players in multimedia, graphic arts, and online publishing, as well as related emerging industries.

Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. Internationally, the Company's products are sold through distributors. In fiscal 1996 and 1995 one distributor, Ingram Micro, Inc., accounted for 21% and 23%, respectively, of the Company's total revenues; in fiscal 1994, another distributor, Merisel, Inc., accounted for 10% of the Company's total revenues. Accordingly, the Company is dependent on the continued viability and financial stability of these distributors. The Company's resellers generally offer products of several different companies, including in some cases products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. In addition, the Company believes that certain distributors may be reducing their inventory in the channel to better manage their internal working capital, and that this could result in a one-time reduction in orders, as this adjustment takes effect. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on the Company's results of operations.

The Company's sales and distribution channels are targeted at the buying patterns of the Company's two principal customer types: multimedia and graphic arts professionals.

Software Distributors -- Macromedia sells and distributes its products primarily through large national software distributors, such as Ingram Micro, Inc., Merisel, Inc., MicroAge, and Tech Data Corporation which in turn distribute the Company's products through large retail chains, mail order, National corporate resellers and small independent dealers. The Company supports this channel by referring mail order and retail dealer sales through distributors. The Company's direct sales staff calls on large distributors and retailers and assists them in the placement of orders and the management of inventory of the Company's products. The Company receives monthly inventory and sales reports from its distributors and major retailers to help monitor sales through this channel. As is typical in the personal computer software industry, the Company grants its distributors limited rights under a stock balancing policy to return unsold inventories of the Company's products in exchange for new purchases. In addition, the Company provides price protection to its distributors in certain instances where it reduces the price of its products.

International Distributors -- With over 80 distributors in over 50 countries around the world, international sales of Macromedia products accounted for 42% of total revenues during the last fiscal year. In many cases, the distributor has exclusive distribution rights to certain products or for certain platforms in its country and, in certain cases, has the responsibility for preparing "localized" versions of Macromedia's products in the language of the country. The Company believes that the international markets for its products present a strategic opportunity and is committed to increasing its international sales to 50 percent of total sales. The Company continues to actively review its international distribution arrangements.

Value Added Resellers -- Macromedia sells and distributes the Authorware Interactive Studio and the Director Multimedia Studio through 170 VARs and high-end dealers. The VARs are selected by Macromedia based on their knowledge of the products and applications. During fiscal 1996, the standards for VAR selection were reviewed and refined, resulting in fewer, more highly qualified VARs. Many of the VARs have experience selling desktop computer-aided-design software or desktop video editing systems. They are required to provide service and training to their customers and to conduct seminars on the use of Macromedia's products. The Authorware Interactive Studio for Windows and Macintosh is distributed exclusively through the VAR network. The Director Multimedia Studio for Windows and Macintosh is distributed through the VAR network and through dealers on a non-exclusive basis.

Educational Market Distributors -- Macromedia sells its products to educational institutions primarily through distributors such as Ingram Micro Inc., Douglas Stewart, and Educational Technology Specialists, Inc. ("Edutech"), which specialize in selling to the education market, e.g. bookstores, campus resellers, educational mail order companies, and Macromedia education value-added resellers (VARs). The Company offers substantial educational discounts on (i) its individual products to seed the market, (ii) on ten-packs of products to stimulate adoption by computer and multimedia laboratories, and, through Edutech, (iii) for on-site licenses under which educational institutions can obtain institution-wide licenses of a mix of Macromedia products. Further discounts are available on training classes, materials, and services. In addition, the Company currently offers Authorware Academic and expects to offer Director Academic, educational versions of its multimedia authoring products, at preferred educational pricing through a license agreement with Prentice-Hall, the largest textbook publisher in higher education.

OEM Distribution -- Macromedia actively maintains OEM relationships with many hardware and software vendors that bundle Macromedia products with their own complementary hardware or software products and pay the Company a per unit royalty. In the last year alone, 12 new OEM agreements were signed. The Company believes that OEM sales increase the brand recognition of its products and expand its customer base. In addition, these OEM relationships give the Company early access to new multimedia technologies being developed by OEMs and allow Macromedia to quickly adapt its products for compatibility.

The companies with whom Macromedia has established OEM distribution arrangements include:

ASCII Corporation
ATI Technology, Inc.
Chang Chung Co.
Creative Labs, Inc.
Darim System
Digital Equipment Corporation
Digital Vision
Eastman Kodak
Fujitsu Computer Products of America
Grass Valley Group, Inc.
High Technology
Intergraph Computer Systems, Inc.
International Thomson Publishing, Inc.
JVC Information Products of America
Korg U.S.A. Inc.
NEC Technologies, Inc.
Orchid Technology
Optibase Ltd.
Play Inc.
Power Computing, Inc.
Reveal Corporation
Roland Corporation US.
Samsung Electronics Company Ltd.
Telex Communications
VideoLogic, Ltd.

Inside Sales - The Company offers product upgrades and services, including membership in various authorized programs, directly to qualified third-parties and end users. Direct sales, by selling to repeat customers in the Company's installed base of registered users, complements Macromedia's indirect distribution channel.

Technology Licensing - For certain large customers, the Company enters into licensing agreements under which the customer has the right to reproduce and use Macromedia software. For example, the Company has entered into licensing agreements with Brederbund Software, Compuserve, Inc., Interaxx Television Network, Inc., NetManage Inc., and Attachmate.

TECHNICAL SERVICES

The Technical Services department offers technical support, training, and consulting, and is dedicated to increasing customer satisfaction by supporting customers in their on-going relationship with the Company.

The Company offers product training for Authorware and Director. Its training classes are led by professional instructors and provide customers with hands-on learning experiences. Classes are offered in locations throughout the United States and in various locations both in and outside the United States through Macromedia's Authorized Training Centers. Training for FreeHand and Macromedia's 3D graphics products is offered through third-party training professionals using course materials developed by the Company.

The Company also offers strategic consulting to organizations through the Macromedia Consulting Group. This group specializes in needs analysis, project planning, application prototyping, technology assessments, and critical short-term applications development assistance for developers and publishers. The Company relies on third parties, as well as its own direct consulting group, to provide training and consulting for large customers.

Macromedia provides customer support on a complimentary basis for a period of 90 days after the first technical support call from a customer. Thereafter, the Company offers its customers a technical support plan called Priority Access that provides the customer with access to a toll- free support line, priority call queuing, priority response to mail, and facsimile support inquiries, 24-hour voicemail messaging, and a quarterly mailing that includes the TechNotes newsletter with product tips and techniques, and the Macromedia "KnowledgeBase," a database of common technical support questions and answers. The Company also offers sophisticated Developer Support and per-incident support.

COMPETITION

Sales of the Company's Director, Freehand, and Authorware products have generally represented and are expected to continue to represent a substantial majority of the Company's total revenues. The Company expects that its revenues will continue for the foreseeable future to be substantially dependent on these products and that competition for these products will intensify in the future.
A decline in sales of any of these products, as a result of competition, technological change, or other factors, would have a material adverse effect on the Company's results of operations. To date, a majority of the Company's revenues has been derived from its products for the Macintosh. Although sales of the Company's products for Windows accounted for approximately one-third of the Company's total revenues in fiscal 1996 and are expected to become an increasingly important component of the Company's revenues, a leveling-off or decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail-order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations.

The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Incorporated, Aimtech Corporation, Apple Computer Incorporated, Asymetrix Corporation, Autodesk, Incorporated, Corel Corporation ("Corel"), Microsoft Corporation, and Strata Incorporated. As the Company competes with larger competitors such as Adobe, Corel, and Microsoft across a broader range of product lines, the Company may face increasing competition from such companies.

In addition, the Company's products compete to a certain extent with multimedia authoring tools developed and used internally by developers of multimedia applications. The Company's growth will depend in part on its ability to persuade such potential customers to replace or augment their in-house tools with the Company's products.

The Company believes that the principal competitive factors in the graphic arts, multimedia, and Web publishing tools categories are product features and quality, price, ease-of-use, brand name recognition, access to distribution channels, reliability, and quality of support services. The Company believes that it competes favorably with respect to each of these factors. In the event that price competition significantly increases, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced profit margins. Prolonged price competition would have an adverse effect on the Company's operating results and financial condition. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could have a material adverse effect on the results of operations.

Although the Company believes that its principal products have achieved market acceptance, there can be no assurance that they will continue to do so. Furthermore, there is a possibility that new personal and network computer hardware platforms or new multimedia delivery systems may provide new entrants with opportunities to make substantial inroads into the graphic arts, multimedia, or Web publishing tools market segments.

PROPRIETARY RIGHTS AND LICENSES

The Company relies on a combination of copyright, trade secret, and trademark laws, and employee third-party nondisclosure agreements, to protect its intellectual property rights and products. The Company distributes its software under a "shrink-wrap" license agreement and generally does not obtain signed license agreements from its end users. The Company uses a hardware lock-out device with respect to certain versions of its software that are sold internationally but otherwise does not copy-protect its software. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States. The Company is a member of the Business Software Alliance ("BSA") and the Software Publishers Association ("SPA") and supports their efforts to stop the unauthorized distribution of software.

The Company believes that its products, intellectual property, and other proprietary rights do not infringe on the proprietary rights of third parties. From time to time, however, the Company has received communications from third parties asserting that features or content of certain of its products may infringe intellectual property rights of such parties. To date, no such claim has resulted in litigation or in the payment of any claims, and the Company believes that the impact of any such known claims will be immaterial. However, as the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that its software increasingly will become the subject of claims that such software infringes the rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will result in costly litigation or require the Company to obtain a license to intellectual property rights of third parties. There can be no assurance that such licenses will be available on reasonable terms or at all. The Company licenses certain software products from other companies to create suites of multimedia products. There can be no assurance that upon the expiration of these licenses, such licenses will be available on reasonable terms or at all, or that similar products could be obtained to substitute into the suites.

MANUFACTURING AND SHIPPING

The Company is dependent on a sole source, Stream, International ("Stream"), for the manufacture and shipment of its finished products. The manufacture of the Company's products consists of duplicating diskettes, pressing CD-ROMs, printing manuals, and packaging and assembling finished products all of which are in accordance with the Company's specifications and forecasts. The Company currently performs quality assurance testing at its own facilities. Stream operates multiple facilities that are capable of serving the Company's needs, and the Company believes any alternative sources could not be implemented without undue delay. To date, the Company has not experienced any material difficulties or delays in the manufacture or assembly of its products or material returns due to product defects.


EMPLOYEES

As of March 31, 1996, the Company had 396 full-time employees, including 45 in North American sales, 26 in international sales, 77 in marketing, 191 in development, quality assurance, and documentation, and 57 in finance and administration. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The Company's primary facility consists of approximately 95,489 square feet located in a multi-story building in San Francisco, California. This space houses a majority of the Company's United States operations. The facility is leased pursuant to an agreement that expires August 31, 2005. Macromedia has two options to renew for successive five-year terms at 95 percent of the then current fair market value of the space. The Company also holds a right of first refusal to certain space in a building located adjacent to the space it now occupies. In addition, the Company currently leases 29,665 square feet in San Mateo, California, and approximately 20,000 square feet in Richardson, Texas. In March 1996, the Company entered into an agreement with a third party to purchase a parcel of land in Redwood City, California, for $6,960,000. The Company believes its facilities are adequate for current and near-term needs and that additional space is available to provide for anticipated growth during the life of the leases. The Company also leases space in Berkshire, England, for its European operations and in Tokyo, Japan, for its Japanese operations.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company's current executive officers as of May 31, 1996:

Name                              Age              Position
- ----                              ---              --------
John C. Colligan                  41               Chairman, President, Chief Executive Officer, and Director
Richard B. Wood                   47               Vice President of Operations, Chief Financial Officer, and Secretary
Norman Meyrowitz                  36               Senior Vice President of Engineering
Philip Schiller                   36               Vice President of Product Management
Susan Gordon Bird                 36               Vice President of Worldwide Sales
Miles C. Walsh                    44               Vice President of Corporate Marketing and Customer Support
Jim Funk                          38               Vice President of Corporate Development
James Von Ehr                     45               Vice President of Product Development/JAVA and Director
Kevin Crowder                     41               Vice President of Product Integration and Director
Samantha Seals-Mason              28               Vice President of Digital Arts Products
Steve Kusmer                      39               Vice President of Multimedia Products


Mr. Colligan has been Chairman of the Company since February 1996 and a director since March 1992. He has also been President of the Company since December 1992 and Chief Executive Officer since January 1993. He was Chief Operating Officer of the Company from March 1992 to December 1992. Mr. Colligan was President, Chief Executive Officer and a director of Authorware from December 1988 until its merger into the Company in March 1992. Prior to joining Authorware, Mr. Colligan was employed by Apple Computer, Inc. in a variety of positions from May 1983 until December 1988, most recently as Director of Marketing and Sales for Higher Education. Mr. Colligan holds a Bachelor of Science degree in international economics from Georgetown University and a Master of Business Administration from Stanford University. Mr. Colligan is a director of S3 Corporation and c/net.

Mr. Wood has been Vice President of Operations since June 1990 and has been Chief Financial Officer and Secretary of the Company since March 1992. He was Vice President of Finance and Operations, Chief Financial Officer, and Secretary of MacroMind and its successor from July 1990 until the formation of the Company in March 1992. From January 1990 to March 1990, Mr. Wood was employed by Altos Computer Systems, Inc., a manufacturer of personal computers, as Chief Financial Officer, and from September 1986 to December 1989, Mr. Wood was employed by PIXAR, a graphics and imaging computer company, as Chief Financial Officer. Mr. Wood holds a Bachelor of Science degree in business and economics and a Master of Business Administration degree from the University of California, Berkeley and is a Certified Public Accountant in the State of California.

Mr. Meyrowitz has been Senior Vice President of Engineering since February 1996 and manages Macromedia's engineering, quality assurance, and documentation efforts for the Director Multimedia Studio, the FreeHand Graphics Studio, the Backstage Internet Studio, the Authorware Interactive Studio, SoundEdit 16, Deck II, xRes, Video, and Extreme 3D products, as well as cross-product integration and engineering operations. From October 1994 to February 1996, he was Vice President of Product Development, San Francisco, and from October 1993 to October 1994, he was Director of Strategic Technology. From May 1991 to October 1993, he served as Director of System/User Software at GO Corporation. From October 1981 to May 1991, he served various positions at Brown University; in his last position, he was Co-Director of the university's Institute for Research in Information and Scholarship (IRIS) where he managed and was the principal architect of IRIS's Intermedia system. Mr. Meyrowitz graduated from Brown in 1981 with a Bachelor of Science degree in computer science. He is a member of the ACM and the IEEE Computer Society.

Mr. Schiller has been Vice President of Product Management since April 1996. He joined Macromedia as the Director of Product Management in December 1995. He is responsible for product management for all Macromedia products. Mr. Schiller was the Director of Marketing at FirePower Systems, Inc. of Menlo Park, CA. At Apple Computer in Marlborough, MA and Cupertino, CA Mr. Schiller held a variety of marketing positions over a six year period. His positions included responsibilities in field marketing, channel marketing, multimedia marketing, and product marketing. Mr. Schiller has also held marketing and programming positions at Nolan, Norton & Company and Massachusetts General Hospital. He graduated with a Bachelor of Science degree in biology from Boston College in 1982.

Ms. Gordon Bird has been Vice President of Worldwide Sales since January 1994. She joined the Company as Vice President of North American Sales in April 1993. From January 1989 to April 1993, Ms. Bird held various positions in sales at Frame Technology, a desktop publishing company, most recently as Vice President and General Manager of North American Sales and Operations. From June 1984 to January 1989, she was National Sales Manager for Government, Education and Major Resellers at Ashton-Tate, a database software company. Ms. Bird holds a Bachelor of Science degree in education from Frostburg State University.

Mr. Walsh has been Vice President of Corporate Marketing and Customer Support since June 1994. From July 1993 to May 1994, he held the position of Vice President of Marketing for MiniStor Peripherals International Ltd., a PCMCIA disk drive company. From June 1991 to April 1993, Mr. Walsh held the position of Vice President at Conner Peripherals, Inc., a disk drive company. From April 1990 to May 1991, he held the position of Vice President of Marketing at Evernet Systems, Inc., a Systems Integrator (acquired by Control Data). Prior to Evernet, Mr. Walsh was the President of 2X Corporation, a direct mail and catalog consulting company for the distribution channel. Mr. Walsh has a Bachelor of Arts degree in history from Vanderbilt University.

Mr. Funk has been the Vice President of Corporate Development for Macromedia since February 1996. Prior to joining Macromedia in February 1994, he was the Manager of Market Development for the Personal Interactive Electronics Division of Apple Computer. During his employment with Apple Computer starting in 1986, he held several marketing management positions within the Apple U.S.A division, focusing primarily on the company's higher education markets. He has also held product marketing positions at Interactive Software of Mountain View, California and Digital Research of Monterey, California. He holds a Bachelor of Arts in Economics and an MBA from Stanford University.

Mr. Von Ehr has been a director and a Vice President of the Company since January 1995. Mr. Von Ehr was Chairman of the Board, President, and Chief Executive Officer of Altsys from December 1984, when he co-founded Altsys, until January 1995. Prior to founding Altsys, Mr. Von Ehr was employed by Texas Instruments, Incorporated from 1973, where he was Senior Member, Technical Staff and Manager of Integrated Circuit Layout Graphics. Mr. Von Ehr holds a Bachelor of Science degree in computer science from Michigan State University and a Master of Science degree in computer science from the University of Texas at Dallas.

Mr. Crowder has been a director of the Company since January 1995 and has been the Vice President of Product Integration since July 1995. He was Vice President, Macromedia Studios from January 1995 to July 1995. Mr. Crowder was Vice President, Secretary, and a director of Altsys from December 1984, when he co-founded Altsys, until January 1995. Prior to founding Altsys, Mr. Crowder was employed by Texas Instruments, Incorporated from 1973, where he was a Member of the Group Technical Staff in the Semiconductor Design Automation Department. Mr. Crowder holds a Bachelor of Science degree in computer Science from Texas A & M University and a Master of Science degree in mathematical sciences from the University of Texas at Dallas.

Ms. Seals-Mason has been the Vice President of Digital Arts Products since February 1996. From June 1995 to February 1996 she acted as Director of FreeHand Engineering. Ms. Seals-Mason began her professional career at Altsys Corporation in 1989, as one of the main engineers on FreeHand 3. She later became Engineering Manager for FreeHand 4.0, and at the time of Macromedia's acquisition of Altsys in January 1995, she managed the shipping of FreeHand
5.0. Ms. Seals-Mason graduated from the University of Kentucky with a Bachelor of Science degree in mathematical sciences in 1989.

Mr. Kusmer rejoined the Company in May 1995 as Vice President of Multimedia Products. From September 1992 to April 1995, Mr. Kusmer was Vice President of Engineering of Aha! Software Corporation. From June 1991 to March 1992, he was Vice President of Engineering of Authorware and from April 1992 to July 1992, he was the Company's Vice President of Authorware Products following the merger of Authorware into the Company in March 1992. From June 1987 to May 1991, Mr. Kusmer was Section Manager of Software Publishing Corporation. Mr. Kusmer holds a Bachelor of Science degree in electrical engineering from Cornell University.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The Company's common stock is traded on the Nasdaq Market under the symbol MACR. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by Nasdaq. Prices have been retroactively adjusted to reflect the 2-for-1 stock split that occurred on October 16, 1995.

Fiscal 1996             High    Low

4th Quarter             53.00   32.75
3rd Quarter             62.50   24.375
2nd Quarter             30.50   21.44
1st Quarter             21.75   15.38


Fiscal 1995             High    Low

4th Quarter             18.75   10.94
3rd Quarter             13.63    7.44
2nd Quarter              8.63    4.00
1st Quarter              7.63    4.03


        The Company has not paid cash dividends and has no present plans to do so. There were 423 stockholders of record as of April 30, 1996, excluding stockholders whose stock is held in nominee or street name by brokers.

ITEM 6.     SELECTED FINANCIAL DATA


                       SELECTED FIVE-YEAR FINANCIAL DATA
                     (in thousands, except per share data)

                                                YEARS ENDED MARCH 31,

                                  1996         1995        1994        1993        1992
                                --------     -------     -------      ------     -------
STATEMENT OF OPERATIONS DATA:
Total revenues . . . . . . . .  $116,691     $55,892     $37,542      $31,462    $29,339
Total cost of revenues . . . .    19,600       9,618       6,478        6,411      6,529
Operating expenses . . . . . .    69,411      39,057      27,236       24,431     34,179
Operating income (loss)  . . .    27,680       7,217       3,828          620    (11,369)
Net income (loss). . . . . . .    23,002       6,538       3,475          241    (11,378)
Net income per share . . . . .  $   0.59     $  0.19      $ 0.12      $  0.01    $   --
Shares used in computing
  net income per share . . . .    39,044      34,414      30,018       25,146        --



All income per share amounts reflect a two-for-one stock split which became effective October 16, 1995.


BALANCE SHEET DATA:
Cash, cash equivalents, and
  short-term investments . . .  $116,662     $33,981     $27,172      $ 1,290    $ 1,608
Working capital  . . . . . . .   119,060      33,273      28,217          827         66
Total assets . . . . . . . . .   155,122      52,430      38,503       12,270     15,073
Long-term liabilities  . . . .        55         136         225          118         78
Total stockholders' equity . .   133,181      39,681      31,860         4,205     3,824

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                                    OVERVIEW

THE COMPANY completed three separate acquisitions in fiscal 1996, each of which was accounted for as a pooling of interests. To effect the combinations, Macromedia exchanged a total of 1,502,001 shares of its common stock and stock options for all the common stock and stock options of the three separate companies (see Note 2 of Notes to Consolidated Financial Statements).

        A reclassification has been made to include co-op advertising in revenues and in sales and marketing expenses for all periods presented, in accordance with the implementation of accounting pronouncement Statement of Position (SOP) 93-7. For fiscal years 1996, 1995, and 1994, the increases were $6,914,000, $2,194,000, and $0, respectively. There was no effect on net income.

                                    o  o  o

                 FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

                         TOTAL REVENUES (IN THOUSANDS)

                            1996                   1995         % change
                        --------                -------         --------
Product revenue . . . . $112,577                $53,528             110%
Service revenue . . . .    4,114                  2,364              74%
Total revenues  . . . . $116,691                $55,892             109%
                        --------                -------

THE COMPANY derives revenues primarily from software sales to domestic and international distributors, VARs, OEMs, corporate accounts, and registered users. Revenues are also derived from training and consulting services and from contracts to provide maintenance to customers. The company's principal products from which it derives substantially all of its revenues are:
Authorware, Director, Extreme 3D, Fontographer, FreeHand, xRes, SoundEdit16, DECK II, and Backstage.

        The growth in product revenue reflects ongoing strength across Macromedia's principal products, which grew 113% resulting from strong market growth and the continuing development of the Company's customer base, indirect sales channels, and strategic partnerships. Service revenue increased by 74% as a result of the Company's strategy to focus on high value-added consulting and to offer additional service and support options.

                        COST OF REVENUES (IN THOUSANDS)

                                              1996       1995     % change
                                           -------     ------     --------
Cost of product revenue  . . . . . . . . . $17,295     $8,125         113%
Cost of service revenue  . . . . . . . . .   2,305      1,493          54%
                                           -------     ------     --------
Total cost of revenues . . . . . . . . . . $19,600     $9,618         104%
                                           -------     ------     --------
Percentage of total revenues . . . . . . .     17%        17%

Cost of product revenue includes cost of goods sold, royalties, amortization of acquired technology, localization costs, and reserves for inventory obsolescence. Cost of product revenue remained constant as a percentage of total revenues as the increase in cost attributable to bringing localization in-house was offset by cost reduction programs.

        Cost of service revenue includes consulting and technical support personnel and related costs including travel and lodging associated with providing services. These costs decreased as a percent of service revenue due to an increased number of consulting projects and increased student to teacher class ratios.

                       OPERATING EXPENSES (IN THOUSANDS)

                                              1996       1995     % change
                                           -------     ------     --------
Sales and marketing . . . . . . . . . . .  $41,387     $20,181        105%
Percentage of total revenues  . . . . . .      35%         36%
                                           -------     -------
Research and development  . . . . . . . .  $20,033     $12,360         62%
Percentage of total revenues  . . . . . .      17%         22%
General and administrative  . . . . . . .  $ 5,466     $ 3,491         57%
Percentage of total revenues  . . . . . .       5%          6%
                                           -------     -------
Merger, relocation, and reorganization  .  $ 2,525     $ 3,025        (17%)
Percentage of total revenues  . . . . . .       2%          5%

Sales and marketing expenses increased in fiscal 1996, but declined as a percentage of total revenues. The increase was due primarily to marketing and promotional efforts associated with new product releases, management's commitment to fund discretionary marketing, and an increase in cooperative advertising. In addition, higher revenue also led to increases in certain variable selling expenses.

        Research and development expenses increased in fiscal 1996, but declined as a percentage of total revenues. The increase was due primarily to additional headcount as a result of the increase of products under development. The Company released ten major products in fiscal 1996 compared to five in fiscal 1995.

        General and administrative expenses increased in fiscal 1996, but declined as a percentage of total revenues. The increase was due to additional headcount and costs associated with building the infrastructure required to support the growth of the Company.

        Following the three acquisitions of Fauve Software, Inc. ("Fauve"), OSC, Inc. ("OSC"), and iband, Inc. ("iband"), the Company recorded merger costs in 1996 which included transaction fees for financial and legal advisers and relocation and reorganization expenses, which included approximately $1.4 million relating to the issue of 40,000 shares of the Company's common stock for payment to certain entities and individuals to settle certain iband obligations.

                     OTHER INCOME (EXPENSE) (IN THOUSANDS)

                                          1996          1995    % change
                                        ------          ----    --------
Total other income, net . . . . . . .   $4,101          $376        991%
Percentage of total revenues  . . . .       4%            1%          --

Other income increased in fiscal 1996 due primarily to higher interest income from higher cash balances that were generated from the Company's secondary offering of common stock and normal operations.

                   PROVISIONS FOR INCOME TAXES (IN THOUSANDS)

                                          1996          1995    % change
                                        ------        ------    --------
Provision for income taxes  . . . . .   $8,779        $1,055        732%
Percentage of total revenues  . . . .       8%            2%          --

After using available net operating loss carryforwards, the Company's effective tax rate for fiscal 1996 was 28%, compared to 14% in 1995. Tax expense for the year was reduced by $4,555 as a result of a reduction in the valuation allowance for deferred tax assets. As of March 31, 1996, the balance in the valuation account is $3,612.

                           NET INCOME (IN THOUSANDS)

                                           1996        1995     % change
                                        -------      ------     --------
Net income . . . . . . . . . . . . .    $23,002      $6,538         252%
Percentage of total revenues  . . . .       20%         12%           --

The increase in net income was due primarily to higher revenues.

                                     o o o

                             RESULTS OF OPERATIONS

                          FISCAL 1995 COMPARED TO 1994

                         TOTAL REVENUES (IN THOUSANDS)

                                          1995          1994    % change
                                       -------       -------    --------
Product revenue . . . . . . . . . . .  $53,528       $35,970         49%
Service revenue . . . . . . . . . . .    2,364         1,572         50%
                                       -------       -------
Total revenues  . . . . . . . . . . .  $55,892       $37,542         49%
                                       =======       =======

THE GROWTH in product revenues reflected ongoing strength across Macromedia's principal products, which grew 82% resulting from strong customer demand, new product introductions, the Company's acquisition strategy, and the continuing development of the Company's indirect sales channels and strategic partnerships. Service revenues increased by 50% as a result of the Company's strategy to focus on value-added consulting and to offer additional service and support options.

                        COSTS OF REVENUES (IN THOUSANDS)

                                          1995          1994    % change
                                        ------        ------    --------
Cost of product revenue . . . . . . .   $8,125        $5,601         45%
Cost of service revenue . . . . . . .    1,493           877         70%
                                        ------        ------    --------
Total cost of revenues  . . . . . . .   $9,618        $6,478         48%
                                        ======        ======
Percentage of total revenues  . . . .      17%           17%

Cost of product revenue includes cost of goods sold, royalties, amortization of acquired technology, localization costs, and reserves for inventory obsolescence. The increase was attributable primarily to the cost of bringing localization in-house.

        Cost of service revenue includes consulting and technical support personnel and related costs including travel and lodging associated with providing services. These costs increased due to increased consulting projects and training offered.

                       Operating Expenses (in thousands)

                                              1995       1994     % change
                                           -------     ------     --------
Sales and marketing . . . . . . . . . . .  $20,181     $14,587         38%
Percentage of total revenues  . . . . . .      36%         39%
                                           -------     -------
Research and development  . . . . . . . .  $12,360     $10,106         22%
Percentage of total revenues  . . . . . .      22%         27%
                                           -------     -------
General and administrative  . . . . . . .  $ 3,491     $ 3,009         16%
Percentage of total revenues  . . . . . .       6%          8%
                                           -------     -------
Merger, relocation, and reorganization  .  $ 3,025     $  (476)       736%
Percentage of total revenues  . . . . . .       5%         (1%)

Sales and marketing expenses increased in fiscal 1995, but declined as a percentage of total revenues. The increase was due primarily to marketing and promotional efforts associated with new product releases, the additional staffing required to support these efforts, and the higher payroll and related expenses as a result of the increased headcount due to the merger with Altsys Corporation ("Altsys"). In addition, higher revenues also led to increases in certain variable selling expenses.

        Research and development expenses increased in fiscal 1995, but declined as a percentage of total revenues. The increase was due primarily to additional headcount as a result of the merger with Altsys. The Company released five major products in fiscal 1995 compared to seven in fiscal 1994.

        General and administrative expenses increased in fiscal 1995, but declined as a percentage of total revenues. The increase was due to additional headcount and costs associated with installing the systems required to support the operations of a larger company.

        Following the merger with Altsys, the Company recorded merger costs in 1995 that included consultants' fees and professional fees for investment bankers, attorneys, accountants, and financial printers. The Company incurred costs in purchasing from Adobe Systems Incorporated ("Adobe") certain inventory of the FreeHand product, the write-off of certain assets, personnel severance costs, the cancellation and continuation of contractual obligations, and other integration costs incident to the merger.

                     Other Income (Expense) (in thousands)

                                                 1995           1994            % change
                                                 ----           ----            --------
Total other income (expense), net. . . . . . .    $376          $(61)              716%
Percentage of total revenues . . . . . . . . .      1%            --

Other income increased in fiscal 1995 due primarily to the increase in interest income from investments and higher cash balances.

                   Provision for Income Taxes (in thousands)

                                                 1995           1994            % change
                                                 ----           ----            --------
Provision for income taxes . . . . . . . . . .  $1,055          $292              261%
Percentage of total revenues . . . . . . . . .      2%            1%

After using available net operating loss carryforwards, the Company's effective tax rate for fiscal 1995 was 14%, compared to 8% in 1994.

                           Net Income (in thousands)

                                                 1995           1994            % change
                                                 ----           ----            --------
Net income . . . . . . . . . . . . . . . . . .  $5,538         $3,475              88%
Percentage of total revenues . . . . . . . . .     12%             9%

The increase in net income was due primarily to higher revenues.


                                     * * *

                        LIQUIDITY AND CAPITAL RESOURCES

FOR THE YEAR ended March 31, 1996, cash, cash equivalents, and short-term investments increased by $82,631,000. Approximately $55,846,000 was from the completion of the Company's secondary public offering, another $4,479,000 was from the exercise of common stock options and warrants, and the balance was primarily from operations and other activities. Cash provided by operating activities was $33,166,000, an increase of $21,859,000 over the prior year. The increase was primarily due to the increase in net income of $16,464,000 as well as the tax benefit from employee stock plans of $8,827,000.

        The Company's working capital increased by $85,787,000 from March 31, 1995 to $119,060,000 at March 31, 1996.

        In addition to cash, cash equivalents, and short-term investments, the Company has $15,000,000 available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1997. As of March 31, 1996, the Company had no borrowings outstanding.

        Of the $2,525,000 in merger-related expenses, $1,628,000 related to noncash expenditure while $897,000 related to expected cash expenditure. As of March 31, 1996, substantially all of the cash-related expenditure had been paid.

        During the twelve-month period ended March 31, 1996, the Company spent $9,537,000 on capital equipment, primarily for management information systems and engineering equipment, and facilities expansion. The Company anticipates spending $9,400,000 through the end of fiscal 1997.

        In March 1996, the Company entered into an agreement with a third party to purchase a parcel of land in Redwood City, California, for $6,960,000. As of March 31, 1996, the Company made an initial deposit of approximately $350,000. The balance, including related fees, was paid in full in May 1996.

        Management believes that existing cash, cash equivalents, and short-term investments, available bank borrowings and cash generated from operations will be sufficient to meet the Company's cash and investment requirements through at least fiscal 1997.

                                     o o o

              FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Except for the historical information contained in this Form 10-K, the matters discussed herein are forward looking statements. These statements concern matters that involve risks and uncertainties, including but not limited to those set forth below, that could cause actual results to differ materially from those projected in the forward looking statements. In any event, the matters set forth below, as well as the matters set forth under "Business -- Sales and Distribution," "-- Competition," "-- Proprietary Rights," and "-- Manufacturing and Shipping" should be carefully considered when evaluating the Company's business and prospects.

        Macromedia has grown in substantial part from combinations with other companies. In January 1995, Macromedia acquired Altsys, which developed the FreeHand graphic design and illustration product whose revenues prior to that date consisted primarily of royalties from Aldus Corporation, which had marketed FreeHand until January 1995, and revenues from Fontographer. In August 1995, the Company acquired Fauve, a developer of image editing software. In December 1995, the Company acquired OSC, a developer of digital audio production software. In March 1996, the Company acquired iband, a developer of Internet Web site development tools. There can be no assurance that sales of the Company's existing products will either continue at historical rates or increase, or that new products introduced by the Company, whether developed internally or acquired, will achieve market acceptance. The Company's historical rates of growth should not be taken as indicative of growth rates that can be expected in the future.

        The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. The Company's quarterly results of operations also may vary significantly depending on the timing of product introductions by competitors, changes in pricing, execution of technology licensing agreements, and the volume and timing of orders received during the quarter, which are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, its product and customer mix, and the level of competition. The Company's results of operations may also be affected by seasonal trends. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenues do not meet the Company's forecasts, operating results may be materially adversely affected. Although the Company has been profitable each quarter since the quarter ended September 30, 1992, there can be no assurance that the Company will be able to sustain profitability in the future.

        The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include Adobe, Aimtech Corporation, Apple Computer, Inc., Asymetrix Corporation, Autodesk, Inc., Corel Corporation ("Corel"), Microsoft Corporation ("Microsoft"), and Strata Incorporated. As the Company competes with larger competitors such as Adobe, Corel, and Microsoft across a broader range of product lines, the Company may face increasing competition from such companies.

        The developing multimedia market, Internet, and online services, and the personal computer industry in general are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to increase functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards, and provide additional functionality. There can be no assurance that the Company will be successful in these efforts.

        The Company has in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations.

        For the twelve months ended March 31, 1996, the Company derived approximately 42% of its total revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its total revenues, and the Company is seeking to increase international sales to approximately half of its total revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; and other factors beyond the control of the Company. The revenues generated through international sales are denominated in U.S. dollars, but the expenses are denominated in the local currency in the countries in which the Company has offices. As a result, the Company's operating results are subject to fluctuations in foreign currency exchange rates. This impact to date has been immaterial, and the Company has not had to engage in hedging activities to protect it from foreign currency fluctuations.

                                    *  *  *

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       MACROMEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           March 31, 1996 and 1995 (in thousands, except share data)

                                                                   1996            1995
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $ 28,829        $ 10,230
  Short-term investments . . . . . . . . . . . . . . . . . . .    87,833          23,751
  Accounts receivable, less allowance for returns and doubtful
    accounts of $4,377 and $1,487, respectively. . . . . . . .    14,601           8,040
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . .     1,508           1,601
  Prepaid expenses and other current assets. . . . . . . . . .     8,115           2,264
      Total current assets . . . . . . . . . . . . . . . . . .   140,946          45,886
Property and equipment, net. . . . . . . . . . . . . . . . . .    12,219           5,809
Other long-term assets . . . . . . . . . . . . . . . . . . . .     1,957             735
                                                                --------        --------
      Total assets . . . . . . . . . . . . . . . . . . . . . .  $155,122        $ 52,430
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $ 11,364        $  6,007
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .     8,956           3,492
  Unearned revenue . . . . . . . . . . . . . . . . . . . . . .     1,235           2,767
  Other current liabilities. . . . . . . . . . . . . . . . . .       331             347
                                                                --------        --------
      Total current liabilities. . . . . . . . . . . . . . . .    21,886          12,613
Other long-term liabilities. . . . . . . . . . . . . . . . . .        55             136
                                                                --------        --------
      Total liabilities. . . . . . . . . . . . . . . . . . . .  $ 21,941        $ 12,749
                                                                ========        ========
Stockholders' equity:
  Common stock, par value $0.001 per share; 80,000,000
    shares authorized; 36,413,211 and 31,00,608 shares
    issued and outstanding, respectively . . . . . . . . . . .        36              16
  Additional paid-in capital . . . . . . . . . . . . . . . . .   129,591          58,266
  Deferred compensation. . . . . . . . . . . . . . . . . . . .      (415)             --
  Retained earnings (accumulated deficit). . . . . . . . . . .     3,969         (18,601)
                                                                --------        --------
      Total stockholders' equity . . . . . . . . . . . . . . .   133,181          39,681
                                                                --------        --------
      Total liabilities and stockholders' equity . . . . . . .  $155,122        $ 52,430
                                                                ========        ========

See accompanying notes to consolidated financial statements.

                       MACROMEDIA, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME

Years Ended March 31, 1996, 1995, and 1994 (in thousands, except per share data)

                                                   1996       1995       1994
                                                 --------    -------    -------
Revenues:
  Product revenue..............................  $112,577    $53,528    $35,970
  Service revenue..............................     4,114      2,364      1,572
                                                 --------    -------    -------
      Total revenues...........................   116,691     55,892     37,542
                                                 --------    -------    -------
Cost of revenues:
  Cost of product revenue......................    17,295      8,125      5,601
  Cost of service revenue......................     2,305      1,493        877
                                                 --------    -------    -------
      Total cost of revenues...................    19,600      9,618      6,478
                                                 --------    -------    -------
      Gross profit.............................    97,091     46,274     31,064

Operating expenses:
  Sales and marketing..........................    41,387     20,181     14,597
  Research and development.....................    20,033     12,360     10,106
  General and administrative...................     5,466      3,491      3,009
  Merger, relocation, and reorganization.......     2,525      3,025       (476)
                                                 --------    -------    -------
      Total operating expenses.................    69,411     39,057     27,236
      Operating income.........................    27,680      7,217      3,828

Other income (expense):
  Interest and investment income, net..........     4,307      1,135        196
  Interest expense.............................        (3)        (6)       (60)
  Reserve on related party note receivable.....        --       (507)      (130)
  Other........................................      (203)      (246)       (67)
                                                 --------    -------    -------
      Total other income (expense).............     4,101        376        (61)
                                                 --------    -------    -------
      Income before taxes......................    31,781      7,593      3,767
Provision for income taxes.....................     8,779      1,055        292
                                                 --------    -------    -------
      Net income...............................  $ 23.002    $ 6,538    $ 3,475
                                                 --------    -------    -------
Net income per share...........................  $   0.59    $  0.19    $  0.12
                                                 --------    -------    -------
Weighted average common shares outstanding.....    39,044     34,414     30,018
                                                 --------    -------    -------

See accompanying notes to consolidated financial statements.

                       MACROMEDIA, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  Years ended March 31, 1996, 1995, and 1994 (in thousands, except share data)


                                                               PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                                            --------------------      --------------------       PAID-IN
                                                             SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL
                                                            ---------     ------      ----------    ------     ---------
Balances as of March 31, 1993 ........................      3,738,022       $4        16,564,808      $8        $ 31,092
  Issuanc of common stock, net of offering
    costs of $1,059 ..................................             --       --         4,375,000       2          23,354
  Exercise of stock options ..........................             --       --           806,492       1             389
  Conversion of preferred stock to common stock ......     (3,738,022)      (4)        7,476,044       4              --
  Repurchase of common stock .........................             --       --           (98,438)     --            (125)
  Dividends ..........................................             --       --                --      --              --
  Note receivable repayment ..........................             --       --                --      --              --
  Exercise of common stock warrants ..................             --       --           335,190      --             670
  Foreign currency translation adjustment ............             --       --                --      --              --
  Net income .........................................             --       --                --      --              --
                                                            ---------      ---        ----------     ---        --------
Balances as of March 31, 1994 ........................             --       --        29,459,096      15          55,380
  Exercise of stock options ..........................             --       --         1,398,302       1           1,037
  Repurchase of common stock .........................             --       --           (31,500)     --             (40)
  Common stock issued under Employee Stock
    Purchase Plan ....................................             --       --            83,640      --             387
  Tax benefit from employee stock plans ..............             --       --                --      --             526
  Common stock issued under stock
    appreciation rights ..............................             --       --            91,070      --             976
  Adjustment for change in Altsys Corporation
    fiscal year-end ..................................             --       --                --      --              --
  Note receivable repayment ..........................             --       --                --      --              --
  Foreign currency translation adjustment ............             --       --                --      --              --
  Net income .........................................             --       --                --      --              --
                                                            ---------      ---        ----------     ---        --------
Balances as of March 31, 1995 ........................             --       --        31,000,608      16          58,266
  Exercise of stock options ..........................             --       --         1,461,806       1           3,467
  Exercise of warrants ...............................             --       --            11,680      --              --
  Common stock issued under Employee Stock
    Purchase Plan ....................................             --       --            61,732      --           1,011
  Tax benefit from employee stock plans ..............             --       --                --      --           8,827
  Sale of common stock in secondary offering
    net of issuance costs of $435,000 ................             --       --         2,442,676       2          55,844
  Two-for-one common stock split .....................             --       --                --      15             (15)
  Adjustment for effect of poolings on
    prior periods ....................................             --       --         1,434,709       2           1,776
  Deferred compensation - iband ......................             --       --                --      --             415
  Net income .........................................             --       --                --      --              --
                                                            ---------      ---        ----------     ---        --------
Balances as of March 31, 1996 ........................             --      $--        36,413,211     $36        $129,591
                                                            =========      ===        ==========     ===        ========


See accompanying notes to consolidated financial statements.

Chart continued on page 27

(Caption>
                                                                                 NOTES       RETAINED      FOREIGN
                                                                            RECEIVABLE       EARNINGS     CURRENCY           TOTAL
                                                                DEFERRED         (FROM   (ACCUMULATED  TRANSLATION    STOCKHOLDERS'
                                                            COMPENSATION  STOCKHOLDERS        DEFICIT   ADJUSTMENTS         EQUITY
                                                            ------------  ------------    -----------  ------------   ------------
Balances as of March 31, 1993 ........................             $  --         $(115)      $(26,708)        $ (76)      $  4,205
  Issuanc of common stock, net of offering
    costs of $1,059 ..................................                --            --             --            --         23,356
  Exercise of stock options ..........................                --            --             --            --            390
  Conversion of preferred stock to common stock ......                --            --             --            --             --
  Repurchase of common stock .........................                --            --             --            --           (125)
  Dividends ..........................................                --            --             (4)           --             (4)
  Note receivable repayment ..........................                --            26             --            --             26
  Exercise of common stock warrants ..................                --            --             --            --            670
  Foreign currency translation adjustment ............                --            --             --          (133)          (133)
  Net income .........................................                --            --          3,475            --          3,475
                                                                   -----         -----       --------         -----       --------
Balances as of March 31, 1994 ........................                --           (89)       (23,237)         (209)        31,860
  Exercise of stock options ..........................                --            --             --            --          1,038
  Repurchase of common stock .........................                --            --             --            --            (40)
  Common stock issued under Employee Stock
    Purchase Plan ....................................                --            --             --            --            387
  Tax benefit from employee stock plans ..............                --            --             --            --            526
  Common stock issued under stock
    appreciation rights ..............................                --            --             --            --            976
  Adjustment for change in Altsys Corporation
    fiscal year-end ..................................                --            --         (1,902)           --         (1,902)
  Note receivable repayment ..........................                --            89             --            --             89
  Foreign currency translation adjustment ............                --            --             --           209            209
  Net income .........................................                --            --          6,538            --          6,538
                                                                   -----         -----       --------         -----       --------
Balances as of March 31, 1995 ........................                --            --        (18,601)           --         39,681
  Exercise of stock options ..........................                --            --             --            --          3,468
  Exercise of warrants ...............................                --            --             --            --             --
  Common stock issued under Employee Stock
    Purchase Plan ....................................                --            --             --            --          1,011
  Tax benefit from employee stock plans ..............                --            --             --            --          8,827
  Sale of common stock in secondary offering
    net of issuance costs of $435,000 ................                --            --             --            --         55,846
  Two-for-one common stock split .....................                --            --             --            --             --
  Adjustment for effect of poolings on
    prior periods ....................................                --            --           (432)           --          1,346
  Deferred compensation - iband ......................              (415)           --             --            --             --
  Net income .........................................                --            --         23,002            --         23,002
                                                                   -----         -----       --------         -----       --------
Balances as of March 31, 1996 ........................             $(415)        $  --       $  3,969         $  --       $133,181
                                                                   =====         =====       ========         =====       ========



See accompanying notes to consolidated financial statements.

                       MACROMEDIA, INC. AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows

  Years ended March 31, 1996, 1995, and 1994 (in thousands, except share data)

                                                                   1996        1995         1994
                                                                ----------   ---------    --------
Cash flows from operating activities:

  Net income .................................................. $  23,002    $  6,538     $  3,475
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization ..........................     4,013       2,110        1,311
       Tax benefit from employee stock plans ..................     8,827         526           --
       Provision for merger-related cost ......................     1,628         386           --
       Reserve on related party note receivable ...............        --        (507)        (130)
       Compensation expense on stock appreciation
         rights ...............................................        --         976           --
       Deferred income taxes ..................................    (4,675)         --           --
       Changes in operating assets and liabilities,
         net of effect of mergers:
         Accounts receivable, net .............................    (6,561)     (1,764)        (371)
         Inventory ............................................        33      (1,139)         269
         Prepaid expenses and other current assets ............    (2,011)     (1,539)         (37)
         Accounts payable .....................................     5,357       3,042          380
         Accrued liabilities ..................................     5,464       1,805          234
         Unearned revenue .....................................    (1,532)      1,433         (151)
         Other current liabilities ............................      (298)       (471)        (661)
         Other long-term liabilities ..........................       (81)        (89)         (41)
                                                                ---------    --------     --------
           Net cash provided by operating activities ..........    33,166      11,307        4,278
Cash flows from investing activities:
  Acquisition of property and equipment .......................    (9,537)     (4,266)      (1,410)
  Purchase of short-term investments ..........................  (248,741)    (28,855)     (17,690)
  Maturities and sales of short-term investments ..............   184,659      16,857           --
  Other long-term assets ......................................    (1,273)        (13)         (66)
                                                                ---------    --------     --------
           Net cash used in investing activities ..............   (74,892)    (10,277)     (19,166)
                                                                ---------    --------     --------

Chart continued on page 29

                       MACROMEDIA, INC. AND SUBSIDIARIES



                                                  1996      1995      1994
                                                 -------   -------   -------
Cash flows from financing activities:
  Proceeds from notes payable.................   $    --   $    --   $    85
  Repayments of notes payable.................        --        --    (1,139)
  Proceeds from secondary offering,
    net of issuance costs.....................    55,846        --        --
  Proceeds from issuance of common
    stock and warrants........................     4,479     1,425     1,061
  Proceeds from initial public
    offering, net of offering costs...........        --        --    23,356
  Repayments of notes receivable
    from stockholders.........................        --        89        26
  Repurchase of common stock..................        --       (40)     (125)
  Other.......................................        --        --       (52)
              Net cash provided by
                financing activities..........    60,325     1,474    23,212
Foreign currency translation..................        --       209      (133)
                                                 -------   -------   -------
Increase in cash and cash equivalents.........    18,599     2,713     8,191
Cash and cash equivalents, beginning
  of year.....................................    10,230     9,419     1,228
Adjustments for change in Altsys
  Corporation fiscal year-end.................        --    (1,902)       --
                                                 -------   -------   -------
Cash and cash equivalents, end of year........   $28,829   $10,230   $ 9,419
                                                 =======   =======   =======
Supplemental disclosure of cash flow
  information:
  Interest paid...............................   $     3   $    22   $    80
                                                 -------   -------   -------
  Income taxes paid...........................   $   920   $   449   $   309
                                                 -------   -------   -------
Supplemental noncash investing and
  financing activities:
    Common stock issued in exchange for
      stock appreciation rights...............   $    --   $   976   $    --
                                                 -------   -------   -------


All convertible preferred stock was exchanged for 7,476,044 shares of common stock upon the Company's initial public offering during the year ended
March 31, 1994.


See accompanying notes to consolidated financial statements.

                        MACROMEDIA INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   Years ended March 31, 1996, 1995 and 1994

                 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              Nature of Operations

MACROMEDIA, INC. (the Company) is a supplier of software tools and services to the multi-media, graphic arts, Web publishing, and video communities. The Company develops, markets, and supports an integrated line of multimedia and digital arts software for Windows, Macintosh, and the World Wide Web. These tools are used to create interactive multimedia applications and printed materials for communication, education, and entertainment.

        The Company sells its products worldwide through a variety of distribution channels, including original equipment manufacturers (OEMs), traditional software distributors, educational distributors, value-added resellers (VARs), hardware and software superstores, retail dealers, mail order, and direct sales.

                          Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries: Macromedia Europe Limited, located in England, and Macromedia Japan KK, located in Japan, and the Company's international branches.

        All significant intercompany balances and transactions have been eliminated in consolidation.

                          Foreign Currency Translation

In fiscal 1995, the Company changed its functional currency from the local currency to the U.S. dollar. Translation gains or losses are reflected in net income.

        Prior to the change in fiscal 1995, local currencies were the functional currency and assets and liabilities denominated in foreign currencies were translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses were translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown separately in stockholders' equity.

                                Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported accounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

                       MACROMEDIA, INC. AND SUBSIDIARIES



                         Concentration of Credit Risks

The Company derived approximately 77% of its 1996 revenues from the sale of three products: Director, FreeHand, and Authorware. The Company expects that its revenues will continue for the foreseeable future to be substantially dependent on these products and that competition for those products will intensify in the future. A decline in sales of any of these products, as a result of competition, technological change, or other factors, would have a material adverse effect on the Company's results of operations.

        Financial instruments that potentially subject to Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries and geographic areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on sales.

                  Cash Equivalents and Short-term Investments

Cash equivalents consist of certificates of deposit and money market funds with stated effective maturities of three months or less at the time of purchase. Cash equivalents and all of the Company's short-term investments are classified as "available-for-sale" under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115. The securities are carried at fair value which approximates cost.

        The amortized cost of available-for-sale debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in net investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income, net.

                                   Inventory

Inventory consists primarily of software media, hardware product components, manuals, and related packaging materials. Inventory is recorded at the lower of cost or market, determined on a first-in, first-out basis.

                             Property and Equipment

Property and equipment are recorded at cost. Depreciation of equipment, furniture, and fixtures is provided over estimated useful lives ranging from five to ten years using the straight-line method.

                       MACROMEDIA, INC. AND SUBSIDIARIES


Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the related assets, generally five to nine years.

                              Revenue Recognition

Revenue from product sales is recognized upon shipment. Revenue from software maintenance contracts is recognized on a straight-line basis over the term of the contract, generally one year. Revenue from consulting, training, and other services is generally recognized on the percentage of completion method.

        The Company has entered into agreements whereby it licenses products to OEMs or provides customers the right to multiple copies. These agreements generally provide for nonrefundable fixed fees which are recognized at delivery of the product master or the first copy. Per copy royalties in excess of the fixed minimum amounts and refundable license fees are recognized as earned and are no longer refundable.

        The Company maintains an allowance for potential credit losses and an allowance for anticipated returns on products sold to distributors and direct customers.

        In the years ended March 31, 1996 and 1995, one customer accounted for 21% and 23%, respectively, of consolidated revenue. Accounts receivable relating to this customer were $3,934,000 as of March 31, 1996. In the year ended March 31, 1994, another customer accounted for 10% of consolidated revenues.

                           Software Development Costs

SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," governs accounting for software development costs. This statement provides for capitalization of certain software development costs once technological feasibility is established. The cost so capitalized is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenues, whichever is greater. No such costs have ever been capitalized.

                               Advertising Costs

The Company adopted SOP 93-7, "Reporting on Advertising Costs," in fiscal year 1996. As the Company has historically expensed advertising costs as incurred, the adoption of SOP 93-7 did not have a material impact on the accompanying consolidated financial statements.

        In accordance with SOP 93-7, a reclassification has been made to include co-op advertising in revenues and in sales and marketing expenses for all periods presented. The increases in these balances as a result of this reclassification amounted to $6,914,000, $2,194,000, and $0 in fiscal 1996, 1995, and 1994, respectively.

                       MACROMEDIA, INC. AND SUBSIDIARIES


                                  Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes.


                              Net Income Per Share

Net income per common and common equivalent share is computed using the weighted average number of common shares outstanding, and common equivalent shares from the exercise of stock options using the treasury stock method.


                   Future Adoption of New Accounting Standard

The Financial Accounting Standards Board recently issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, including employee stock purchase plans and stock option plans. The Company will adopt SFAs No. 123 effective April 1, 1996. Management plans to remain on APB No. 25, "Accounting for Stock Issued to Employees," for purposes of measurement of compensation expense. Therefore, adoption of SFAS No. 123 will not have a material effect on the Company's consolidated results of operations.


                                Reclassification

Certain fiscal 1995 and 1994 amounts have been reclassified to conform to the fiscal 1996 presentation.

                                 *     *     *

                            2  BUSINESS COMBINATIONS

                           1996 Poolings of Interests

The company completed three separate acquisitions in fiscal 1996, as described below, which were properly accounted for as poolings of interests. The impact of the poolings on all periods prior to fiscal 1996 is immaterial both in the aggregate, as well as individually, and, therefore, results for those periods have not been restated. The accounts and operations of all three of the acquired companies are included in the Company's consolidated financial statements subsequent to their acquisition.

                                     Fauve

On August 30, 1995, the Company issued 580,000 shares of its common stock in exchange for all of the common stock of Fauve Software, Inc., the developer of xRes, a full-featured image editing and composition application for Macintosh and Windows, and Matisse, a full-color painting program for

                       MACROMEDIA, INC. AND SUBSIDIARIES



Windows. The 1996 merger expenses of $400,000 associated with this acquisition consisted principally of transaction fees for financial and legal advisers, and relocation and reorganization expenses.


                                      OSC

On December 2, 1995, the Company acquired the business and operations of OSC pursuant to the exchange of all of the outstanding shares of OSC for 62,001 shares of the Company's common stock. OSC is the developer of DECK II, software for professional quality multi-track music and sound production. The 1996 merger expenses of $225,000 related to this acquisition consisted principally of transaction fees for financial and legal advisers, and relocation and reorganization expenses.


                                     iband

Effective March 14, 1996, the Company merged with iband, a developer of a family of tools used to build dynamic Web sites on the Internet. The transaction was accounted for as a pooling of interests; the Company exchanged 860,000 shares of common stock and stock options for all outstanding shares and stock options of iband.
     The 1996 merger expenses of $1,900,000 relating to costs incurred in connection with the merger of the Company and iband, included transaction fees for financial and legal advisers and relocation and reorganization expenses, including approximately $1,400,000 relating to the issuance of an additional 40,000 shares of the Company's common stock for payment to certain entities and individuals to settle certain iband obligations.


                         Merger with Altsys Corporation

On January 19, 1995, the Company issued approximately 4.3 million shares of its common stock in exchange for all of the common stock of Altsys Corporation (Altsys), a corporation that designs font editing and graphics design software programs for business use. Upon consummation of the merger, the Company issued approximately 45,000 shares of common stock in exchange for previously outstanding Altsys stock appreciation rights. In addition, the Company assumed Altsys stock options to purchase approximately 83,000 shares of the Company's common stock subsequent to the merger (see Note 8).
     The merger has been accounted for as a pooling of interests, and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations, financial position, and cash flows of Altsys.

                       MACROMEDIA, INC. AND SUBSIDIARIES




     Information concerning common stock, employee stock option plans, and per share data has been restated on an equivalent stock basis. Prior to the combination, Altsys' fiscal year ended on December 31. In recording the business combination, Altsys' financial statements for the nine months ended September 30, 1994 and the three months ended March 31, 1995, have been combined with the Company's consolidated financial statements for the year ended March 31, 1995. Altsys' financial statements for the year ended December 31, 1993 have been combined with the Company's consolidated financial statements for the year ended March 31, 1994.
     The retained earnings charge for Altsys' quarter ended December 31, 1994, to conform year-ends included a charge of approximately $1.4 million for compensation expense related to the stock appreciation rights and is summarized below (in thousands):

        Revenue...........................................  $ 1,409
        Expenses..........................................  $(3,311)
        Net income........................................  $(1,902)

The results of operations for the separate enterprises and the combined amounts presented in the accompanying consolidated statements of income are summarized below (in thousands):

                                           Nine-month
                                          period ended    Year ended
                                          December 31,     March 31,
                                              1994           1994
                                          ------------    ----------
        Revenue:
           Macromedia, Inc. ............     $29,622        $30,132
           Altsys Corporation...........       5,272          7,410
                                          ------------    ----------
        Combined........................     $34,894        $37,542
                                          ============    ==========
        Net income:
           Macromedia, Inc. ............     $ 4,702        $ 3,120
           Altsys Corporation...........          36            355
                                          ------------    ----------
        Combined........................     $ 4,738        $ 3,485
                                          ============    ==========


There were no significant transactions between the Company and Altsys prior to the combination, which required elimination, and no adjustments were required to conform to accounting policies.

                       MACROMEDIA, INC. AND SUBSIDIARIES


        The 1995 merger expense of $3,025,000 relates to costs incurred in connection with the merger of the Company and Altsys. These costs consisted principally of a finder's fee, transaction fees for advisers, financial printing and other related charges, and the cancellation of a contractual agreement.


                                     * * *

                 3. CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

CASH EQUIVALENTS and short-term investments amounted to $16,545,000 and $87,833,000, respectively, as of March 31, 1996. As of March 31, 1995, cash equivalents and short-term investments were $2,541,000 and $23,751,000, respectively. Cash equivalents and short-term investments have been classified as available-for-sale securities and as of March 31, 1996 and 1995 consisted of the following (in thousands):


                                                   1996          1995
                                                 --------      --------
Corporate notes ..............................   $  7,553      $  8,212
Corporate bonds ..............................     31,738         7,905
Commercial paper .............................     38,942         3,951
United States government debt securities .....      8,028         3,683
Money market funds ...........................      5,502         1,541
Certificate of deposit .......................     12,615         1,000
                                                 --------       -------
                                                 $104,378       $26,292
                                                 ========       =======


Available-for-sale securities as of March 31, 1996 consisted of the following, by contractual maturity (in thousands):


Due in one year or less....................................    $ 92,654
Due in one to three years..................................      11,724
                                                               --------
                                                               $104,378
                                                               ========

                                     * * *

                       MACROMEDIA, INC. AND SUBSIDIARIES


                           4. PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT as of March 31, 1996 and 1995 consisted of the following (in thousands):

                                                    1996        1995
                                                   -------     -------
Computer equipment ..............................  $13,163     $ 7,410
Officer equipment and furniture .................    6,074       2,904
Leasehold improvements ..........................    1,237         623
                                                    20,474      10,937
Less accumulated depreciation and amortization ..    8,255       5,128
                                                   -------     -------
Net fixed assets ................................  $12,219     $ 5,809
                                                   =======     =======

Depreciation and amortization expense for the years ended March 31, 1996, 1995, and 1994, was $2,993,000, $1,603,000, and $1,127,000, respectively.

                                     * * *

                             5. ACCRUED LIABILITIES

ACCRUED LIABILITIES as of March 31, 1996 and 1995 consisted of the following (in thousands):

                                                     1996        1995
                                                    ------      ------
Accrued compensation ............................   $  747      $  504
Accrued fringe benefits .........................      921         653
Accrued marketing development funds .............    2,408       1,468
Income taxes payable ............................    3,468          21
Other accrued expenses ..........................    1,412         846
                                                    ------      ------
  Total .........................................   $8,956      $3,492
                                                    ======      ======


                                     * * *

                               6. LINE OF CREDIT

THE COMPANY has a $15,000,000 unsecured line of credit with a bank at the bank's prime rate which expires on July 15, 1997. Certain financial covenants under the agreement become effective when borrowings commence. As of March 31, 1996, no borrowings had been made on this line of credit.

                                     * * *

                       MACROMEDIA, INC. AND SUBSIDIARIES




                                7. INCOME TAXES

THE COMPONENTS of the provision for income taxes for the years ended March 31, 1996, 1995, and 1994 are as follows (in thousands):

                                        1996             1995           1994
                                       -------          ------          ----
Current:
  Federal............................  $ 3,519          $  199          $201
  State..............................      765             100            41
  Foreign............................      343             230            50
                                       -------          ------          ----
        Total current................    4,627             529           292
Deferred:
  Federal............................   (3,197)             --            --
  State..............................   (1,478)             --            --
                                       =======          ======          ====
        Total deferred...............   (4,675)             --            --
Add charge in lieu of taxes
  attributable to employee stock
  plans..............................    8,827             526            --
        Total........................  $ 8,779          $1,055          $292
                                       =======          ======          ====

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income before income taxes for the year ended March 31, 1996, and 34% for the years ended March 31, 1995 and 1994, as a result of the following (in thousands):

                                        1996             1995           1994
                                       -------          ------         -------
Computed tax at statutory rate.......  $11,123          $ 2,582        $ 1,280
State taxes..........................      497              485             41
Foreign Taxes........................       --              230             50
Pre-acquisition taxes of Altsys......       --              184            (49)
Nondeductible acquisition costs......      768               --             --
Change in beginning of year
  valuation allowance on deferred
  tax assets.........................   (4,555)          (2,582)        (1,124)
Alternative minimum tax..............       --              156             94
Other................................      946               --             --
                                       -------          -------        -------
        Total........................  $ 8,779          $ 1,055        $   292
                                       =======          =======        =======

                       MACROMEDIA, INC. AND SUBSIDIARIES




The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 1996 and 1995, is presented as follows (in thousands):

                                                       1996           1995
                                                      ------         -------
Reserves, accruals, and other.......................  $4,027         $ 2,100
Net operating loss carryforward (federal)...........   1,392           5,780
Net operating loss carryforward (state).............      --             167
Credit for increasing research activities...........   2,180           2,150
Other credits.......................................     688             355
                                                      ------         -------
   Total deferred tax assets........................   8,287          10,552
Less valuation allowance............................   3,612          10,552
                                                      ------         -------
   Net deferred tax assets..........................  $4,675         $    --
                                                      ======         =======

As of March 31, 1996, the Company has available federal net operating loss carryforwards of approximately $4,000,000. The Company also has unused research credit carryforwards of approximately $1,600,000 and $600,000 for federal and California purposes, respectively. If not utilized, net operating loss carryforwards and the credit carryforwards will expire in fiscal years 2004 through 2011.
     Approximately $3,300,000 of the valuation allowance for deferred tax assets is attributable to employee stock plans, the benefit from which will be allocated to paid-in capital rather than current earnings when subsequently recognized. The Company's ability to utilize the loss carryforwards and the research credit carryforwards are subject to certain limitations pursuant to the ownership change rules of Internal Revenue Code, Section 382.

                                 *     *     *

                            8. STOCKHOLDERS' EQUITY

                                  Stock Split

EFFECTIVE OCTOBER 16, 1995, the Company completed a 2-for-1 stock split of its common stock which was effected in the form of a stock dividend. In this report, all per share amounts and number of shares have been retroactively restated to reflect the stock split.


                                Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock with a par value of $0.001 per share.

                        MACROMEDIA, INC. AND SUBSIDIARIES


                                Stock Warrants

        The following summarizes stock warrant activity for the years ended March 31, 1996, 1995 and 1994:

                                                               Number      Exercise price
                                                             of shares        per share
                                                             ---------     --------------
Warrants outstanding as of March 31, 1993.................    407,220        $1.08-12.50
   Exercised..............................................   (335,190)        1.08- 5.00
   Canceled...............................................    (54,530)        2.24-12.50
                                                             --------        -----------
Warrants outstanding as of March 31, 1994.................     17,500               5.74
   Exercised..............................................         --                 --
   Canceled...............................................         --                 --
                                                             --------        -----------
Warrants outstanding as of March 31, 1995.................     17,500               5.74
   Exercised..............................................    (11,680)              5.74
   Canceled...............................................     (5,820)              5.74
Warrants outstanding as of March 31, 1996.................         --                 --
                                                             --------        -----------


                 Stock Option Plans/Stock Appreciation Rights

As of March 31, 1996, there are stock options outstanding in connection with the following stock option plans:

        (i)    MacroMind 1989 Incentive and Nonstatutory Stock Option Plans
        (ii)   Paracomp 1989 Stock Option Plan
        (iii)  Authorware 1988 Stock Option Plan
        (iv)   1992 Equity Incentive Plan (EIP)
        (v)    1993 Employee Stock Purchase Plan
        (vi)   1993 Directors Stock Option Plan

The options outstanding under the plans indicated at (i) through (iii) (Prior Plans) above were assumed as a result of the Company being the successor company resulting from merger activities.

        The EIP provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses. The total number of shares reserved pursuant to the EIP as of March 31, 1996, was 7,200,000 shares. Any shares issuable upon exercise of options granted pursuant to the Prior Plans that expire or become unexercisable for any reason without having been exercised in full shall no longer be available for distribution under the Prior Plans, but shall be available for distribution under the EIP.

        The 1993 Employee Stock Purchase Plan and the 1993 Directors Stock Option Plan have reserved 400,000 and 300,000 shares of common stock, respectively, for issuance under those plans.

                       MACROMEDIA, INC. AND SUBSIDIARIES


In connection with the Altsys and iband acquisitions, all of the outstanding options to purchase Altsys and iband common stock were converted into options to purchase the Company's common stock. All of the Company's options converted from Altsys options were exercised as of March 31, 1995.

        Options granted normally vest over four years from the date of grant. The options expire 10 years from the date of grant and are normally canceled three months after an employee's termination.

        Incentive options are granted at a price equal to the lowest fair market value during the month of grant, as determined by the Board of Directors. Nonqualified options must be granted at a price not less than 85% of fair market value on the date of grant, as determined by the Board of Directors.

        The following summarizes activity in the stock option plans for the years ended March 31, 1996, 1995 and 1994:

                                                        Number            Exercise price
                                                      of shares              per share
                                                      ----------          ---------------
Options outstanding as of March 31, 1993 ...........   4,301,092             $0.20- 1.44
  Granted ..........................................   1,935,212              0.75- 9.63
  Exercised ........................................    (806,492)             0.20- 3.50
  Canceled .........................................    (549,884)             0.20- 9.50
                                                      ----------             -----------
Options outstanding as of March 31, 1994 ...........   4,879,928              0.20- 9.63
  Granted ..........................................   3,330,794              4.75-16.50
  Exercised ........................................  (1,398,302)             0.20-10.94
  Canceled .........................................  (1,067,256)             0.22-10.94
                                                      ----------             -----------
Options outstanding as of March 31, 1995 ...........   5,745,164              0.20-16.50
  Granted ..........................................   2,426,215              0.31-41.31
  Exercised ........................................  (1,461,806)             0.20-36.88
  Canceled .........................................    (346,547)             0.34-40.00
Options outstanding as of March 31, 1996 ...........   6,363,026              0.20-41.31
                                                      ----------             -----------


As of March 31, 1996, options to purchase 1,869,848 shares of common stock were exercisable under the plans.

        The Company has recorded deferred compensation of $415,000 for the difference between the grant price and the deemed fair value of the common stock underlying the options issued in connection with the iband acquisition in March 1996. This amount is to be amortized over the vesting period of the individual options, generally four years.

                                     * * *

                       MACROMEDIA, INC. AND SUBSIDIARIES




                        9. COMMITMENTS AND CONTINGENCIES

                                   Royalties

THE COMPANY has entered into agreements with third parties that provide for royalty payments based on a per unit wholesale price of certain products.


                                     Leases

The Company leases office space and certain equipment under operating leases, certain of which contain renewal and purchase options.
     Future minimum payments under operating leases with an initial term of more than one year are summarized as follows (in thousands):


                1997..................................  $ 2,041
                1998..................................    2,034
                1999..................................    2,085
                2000..................................    2,060
                2001..................................    1,705
                Thereafter............................    1,279
                                                        -------
                     Total minimum lease payments.....  $11,204
                                                        =======

Rent expense was $1,774,000, $1,131,000, and $961,000 for the years ended March 31, 1996, 1995, and 1994, respectively.


                                   Litigation

The Company is also subject to various legal matters that arise in the normal course of business. In the opinion of management, any liability resulting from the disposition of such matters would not have a material adverse effect on the financial position of the Company.

                                 *     *     *

                             10. EMPLOYEE BENEFITS

THE COMPANY maintains a profit sharing salary deferral 401(k) defined contribution benefit plan that covers all employees who have attained 21 years of age and completed at least 1,000 hours of service. This plan allows employees to defer up to 15% of their pretax salary in certain investments at the discretion of the employee. Employer contributions are made at the discretion of the Company's Board of Directors. Employer contributions made to the plan during the years ended March 31, 1996, 1995, and 1994, were $291,000, $0, and $150,000, respectively.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                          11. LAND ACQUISITION AGREEMENT

IN MARCH 1996, the Company entered into an Agreement of Purchase and Sale (the Agreement) with a third party to purchase a parcel of land in Redwood City, California, for $6,960,000. As of March 31, 1996, the Company had made an initial deposit of approximately $350,000 in connection with the Agreement. The Company intends to construct a building on this land parcel that will be occupied by certain of its research and development employees. Construction of the building is expected to begin in June 1996.

                                    *  *  *

                       12. INFORMATION BY GEOGRAPHIC AREA

THE COMPANY'S OPERATIONS outside the United States consist of sales offices of wholly owned subsidiaries in Japan, the United Kingdom, and a branch in Australia. Domestic operations are responsible for the design and development of all products, as well as shipping to meet worldwide customer commitments. The foreign sales offices receive a commission on export sales within the territory. Accordingly, for financial statement purposes, it is not meaningful to segregate operating profit (loss) for the foreign sales offices. The distribution of net revenues and identifiable assets by geographic areas for the years ended March 31, 1996, 1995, and 1994, follows (in thousands):


                                               1996          1997         1998
                                               ----          ----         ----
Net revenues:
  United States...........................   $ 67,560      $37,367      $28,739
  Europe..................................     28,089        8,696        3,212
  Pacific Rim.............................     21,042        9,829        5,591
                                             --------      -------      -------
      Total net revenues..................   $116,691      $55,892      $37,542
                                             ========      =======      =======
Identifiable assets:
  United States...........................   $154,166      $54,900      $39,479
  Europe..................................        470          278          141
  Pacific Rim.............................      1,479          228           36
  Eliminations............................       (993)      (2,976)      (1,153)
                                             --------      -------      -------
      Total assets........................   $155,122      $52,430      $38,503
                                             ========      =======      =======



                                    *  *  *

                        Quarterly Results of Operations
                                (unaudited)


SUMMARIZED QUARTERLY FINANCIAL INFORMATION for fiscal years 1996 and 1995 is as follows (in thousands, except per share data):

                                                           Quarter Ended                        Fiscal
                                         --------------------------------------------------       Year
Fiscal Year                              June 30    September 30    December 31    March 31     Totals
- -----------                              -------    ------------    -----------    --------    --------
1996:
  Total revenues .....................   $23,857       $27,301        $30,926      $34,607     $116,691
  Gross profit .......................    19,632        22,626         25,651       29,182       97,091
  Operating income ...................     5,231         6,725          8,800        6,924       27,680
  Net income .........................     4,423         5,417          7,152        6,010       23,002
  Net income per share(a) ............      0.13          0.15           0.18         0.15         0.59

1995:
  Total revenues .....................   $10,339       $12,245        $12,310      $20,998     $ 55,892
  Gross profit .......................     8,614        10,213         10,199       17,248       46,274
  Operating income ...................     1,256         2,202          2,024        1,735        7,217
  Net income .........................     1,019         1,884          1,835        1,800        6,538
  Net income per share(a) ............      0.03          0.06           0.05         0.05         0.19
- ----------

(a) See Note 1 of notes to consolidated financial statements for an explanation of the determination of the number of shares used in computing net income per share.

                          Independent Auditors' Report

The Board of Directors
Macromedia, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Macromedia, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Altsys Corporation, a company acquired by Macromedia, Inc. in a business combination accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements, which statements reflect total revenues constituting 9 percent and 20 percent in fiscal 1995 and 1994, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Altsys Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macromedia, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP


Palo Alto, California
April 16, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

                                 PART III

Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 1996 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Proposal No. 1 - Election of Directors."

The information concerning the Company's executive officers required by this
Item is incorporated by reference herein to Part I, Item 4A, entitled "Executives Officers of the Registrant." on page 10 of this Report.

The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section in the Company's proxy statement entitled "Compliance under Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections in the Company's Proxy Statement entitled "Executive Compensation," "Compensation of Directors," "Employment Agreements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The information required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

    1. Financial Statements. The following Consolidated Financial Statements of Macromedia, Inc. are incorporated by reference from Part II, Item 8 of this 10K:

                                                                                                            Page
                                                                                                            ----
    Consolidated Balance Sheets - March 31, 1996 and 1995                                                    24
    Consolidated Statements of Income - Fiscal Years Ended March 31, 1996, 1995, and 1994                    25
    Consolidated Statements of Stockholders' Equity - Three Year Period Ended March 31, 1996                 26
    Consolidated Statements of Cash Flows - Fiscal Years Ended March 31, 1996, 1995, and 1994                28
    Notes to Consolidated Financial Statements                                                               30
    Report of KPMG Peat Marwick LLP                                                                          45


   2. Financial Statement Schedule. The following financial statement schedules of Macromedia, Inc. for the fiscal years ended March 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Macromedia, Inc.

    Schedule                                                                                                 Page
    --------                                                                                                 ----
    II     Valuation and Qualifying Accounts                                                                 52

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

    3. Exhibits

      Exhibit
      Number                       Exhibit Title
     --------                      -------------
       2.01 Agreement and Plan of Reorganization by and among the Registrant, Authorware, Inc. and MacroMind/Paracomp, Inc., dated as of February 28, 1992, and certain exhibits thereto. (Incorporated herein by reference to exhibit 2.01 to the Registrant's registration statement on Form S-1 (File number 33-70624) declared effective by the Commission on December 10, 1993 (The "Form S-1")).
       2.02 Agreement and Plan of Reorganization among MacroMind, Inc., Paracomp, Inc. and Certain Shareholders of Paracomp, Inc. dated August 21, 1991, as amended October 11, 1991 and certain exhibits thereto. (Incorporated herein by reference to exhibit
                 2.02 to the Form S-1).
       2.03 Agreement and Plan of Reorganization dated October 26, 1994 between the Registrant and Altsys Corporation. (Incorporated herein by reference to exhibit 2.03 to the Registrant's registration statement on Form S-4 (File number 33-87264) declared effective by the Commission on December 14, 1994 (The "Altsys S-4")).
       2.04 Agreement of Merger and Articles of Merger dated January 20, 1995 entered into by the Registrant and Altsys Corporation. (Incorporated herein by reference to exhibit 2.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 (the "December 31, 1994 10-Q")).
       2.05 Agreement and Plan of Reorganization dated as of August 30, 1995, by and between Macromedia and Fauve and related documents. (Incorporated herein by reference to exhibit 2.01 to the Registrant's Current Report on Form 8-K dated August 31, 1995 (the "Fauve 8-K")).
       2.06 Agreement of Merger dated as of August 30, 1995, by and between Macromedia and Fauve. (Incorporated herein by reference to exhibit 2.02 to the Fauve 8-K.)
       3.01 Registrant's Certificate of Incorporation, as amended. (Incorporated herein by reference to exhibit 4.01 to the Registrant's registration statement on Form S-8 (File number 33-89092) declared effective by the Commission on February 3, 1995 (The "February 1995 S-8")).

       3.02      Certificate of Amendment of Registrant's Amended and Restated
                 Certificate of Incorporation. (Incorporated herein by
                 reference to exhibit 3.02 to the Registrant's Amendment No. 1 to registration statement on Form 8-A filed on October 5, 1995
                 (the "First 8-A Amendment")).
       3.03      Registrant's Bylaws. (Incorporated herein by reference to
                 exhibit 3.02 to the Form S-1).
       3.04      Amendment to Registrant's Bylaws effective October 15, 1993.
                 (Incorporated herein by reference to exhibit 3.03 to the Form
                 S- 1).
       4.01      Investor Rights Agreement, dated as of March 31, 1992, as
                 amended April 1, 1992, between the Registrant and various
                 investors.  (Incorporated herein by reference to exhibit 4.01 to the Form S-1).
       4.02      Amendment to the Investor Rights Agreement affective January
                 20, 1995. (Incorporated herein by reference to exhibit 4.02 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "March 31,1995 10-K")).
       4.03      Amendment Number Three to Investor Rights Agreement effective
                 July 12, 1995. (Incorporated herein by reference to exhibit
                 4.03 to the Registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 1995 (the "June 30, 1995 10-Q")).
       4.04      Amendment Number Four to Investor Rights Agreement effective
                 August 31, 1995. (Incorporated herein by reference to exhibit
                 4.04 to the First 8-A Amendment.)
       4.05      Amendment No. Five to the Registration Rights Agreement
                 (Incorporated herein by reference to exhibit 4.06 to Form S-3
                 (File number 333-644), declared effective February 8, 1996).
       4.06      Amendment Number Six to Investor Rights Agreement, effective
                 March 14, 1996.
      10.01*     1989 Paracomp Stock Option Plan. (Incorporated herein by
                 reference to exhibit 10.01 to the Form S-1).
      10.02*     1989 MacroMind Incentive Stock Option Plan and 1989
                 Nonstatutory Stock Option Plan as amended March 1992.
                 (Incorporated herein by reference to exhibit 10.02 to the Form
                 S-1).
      10.03*     1988 Authorware Stock Option Plan as amended and restated
                 February 1992. (Incorporated herein by reference to exhibit
                 10.03 to the Form S-1).
      10.04*     1992 Equity Incentive Plan and related documents, as amended to date.
      10.05*     1993 Directors Stock Option Plan and related documents, as amended to date. (Incorporated herein by reference to exhibit
                 10.05 to the June 30, 1995  10-Q).
      10.06*     1993 Employee Stock Purchase Plan.
      10.07*     Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
                 (Incorporated herein by reference to exhibit 10.08 to the Form
                 S-1).
      10.08*     Employment Agreement between the Registrant and John C.
                 Colligan dated December 9, 1988. (Incorporated herein by reference to exhibit 10.09 to the Form S-1).
      10.09*     Employment and Noncompetition Agreement with Kevin F. Crowder.
                 (Incorporated herein by reference to exhibit 10.12 to the December 31, 1994 10-Q).
      10.10*     Employment and Noncompetition Agreement with James R. Von Ehr
                 II. (Incorporated herein by reference to exhibit 10.13 to the December 31, 1994 10-Q).
      10.11      Escrow Agreement among the Registrant and James R. Von Ehr II,
                 Gayla J. Von Ehr and Kevin F. Crowder. (Incorporated herein by reference to exhibit 10.11 to the December 31, 1994 10-Q).
      10.12      Lease Agreement by and between Registrant and Toda
                 Development, Inc. dated June 27, 1991 as amended.
                 (Incorporated herein by reference to exhibit 10.07 to the Form
                 S-1).
      10.13      Third amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated November 7, 1994 and fourth amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated April 6, 1995. (Incorporated herein by reference to exhibit 10.14 to the March 31, 1995
                 10-K).
      10.14      Fifth Amendment to lease Agreement by and between Registrant and Toda Development, Inc. dated August 31, 1995 and sixth amendment to lease Agreement by and between Registrant and Toda Development, Inc. dated October 31, 1995. (Incorporated herein by reference to exhibit 10.18 to the Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended December
                 31, 1995).
      10.15      Seventh Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated December 15, 1995 and Eight
                 Amendment to Lease Agreement by and between Registrant and Toda
                 Development, Inc. dated January 25, 1996 and Ninth Amendment to
                 Lease Agreement by and between Registrant and Toda Development,
                 Inc. dated February 21, 1996 and Tenth Amendment to Lease
                 Agreement by and between Registrant and Toda Development, Inc.
                 dated April 30, 1996 and Eleventh Amendment to

                 Lease Agreement by and between Registrant and Toda Development, Inc. dated June 13, 1996.
      10.16 Termination and License Agreement by and between Altsys Corporation and Aldus Corporation, dated October 24, 1994 (Incorporated herein by reference to exhibit 10.11 to the Altsys S-4).
      10.17 Letter Agreement between the Registrant and Michael Solomon (Incorporated herein by reference to exhibit 10.12 to the Altsys S-4).
      10.18 Line of Credit Agreement by and between Registrant and Imperial Bank dated August 2, 1995. (Incorporated herein by reference to exhibit 10.17 to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1995).
      10.19** Distribution Agreement by and between the Registrant and Ingram Micro, Inc. dated March 28, 1996.
      11.01      Statement regarding computation of per share earnings.
      21.01      List of Registrant's subsidiaries.
      23.01      Consent of KPMG Peat Marwick LLP, Independent Auditors.
      23.02      Consent of Arthur Andersen LLP, Independent Auditors.
      24.01      Power of Attorney (see page 51 of this Form 10-K).
      27.01      Financial Data Schedule.



______________________

 *  Represents a management contract or compensatory plan or arrangement
** Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with a double asterisk. The non-redacted version of this agreement has been sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.

(b) Reports on Form 8-K: In March 1996, the Company filed a report on Form 8-K dated March 14, 1996, related to its acquisition of iband, Inc. pursuant to Item 5 under Form 8-K. No financial statements were required to be filed with the Form 8-K.

    With the exception of the information incorporated by reference to the Proxy Statement in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MACROMEDIA, INC.

                                        By:   /s/  John C. Colligan
                                           ----------------------------------
                                                   John C. Colligan
                                          President, Chief Executive Officer
                                          Dated: June 26, 1996

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Colligan and Richard B. Wood, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

         Signature                                       Title                             Date
         ---------                                       -----                             ----
PRINCIPAL EXECUTIVE OFFICER:

/s/  John C. Colligan                 Chairman of the Board of Directors,              June 26, 1996
- ---------------------------           President, and Chief Executive Officer
John C. Colligan


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/  Richard B. Wood                  Vice President of Operations,                    June 26, 1996
- ---------------------------           Chief Financial Officer, and Secretary
Richard B. Wood

DIRECTORS:

/s/  L. John Doerr                    Director                                         June 26, 1996
- ---------------------------
L. John Doerr

/s/  C. Richard Kramlich              Director                                         June 26, 1996
- ---------------------------
C. Richard Kramlich

/s/  John C. Laing                    Director                                         June 26, 1996
- ---------------------------
John C. Laing

/s/  Donald L. Lucas                  Director                                         June 26, 1996
- ---------------------------
Donald L. Lucas

/s/  William B. Welty                 Director                                         June 26, 1996
- ---------------------------
William B. Welty

/s/  James R. Von Ehr II              Director                                         June 26, 1996
- ---------------------------
James R. Von Ehr II

/s/  Kevin F. Crowder                 Director                                         June 26, 1996
- ---------------------------
Kevin F. Crowder

                                Macromedia, Inc.
                                   Schedule II
                        Valuation and Qualifying Accounts
                For the years ended March 31, 1996, 1995 and 1994
                                 (in thousands)

                                    Balance at   Charged to                Balance at
                                    Beginning     Costs and                   End
        Description                 of Period     Expenses   Deductions    of Period
- -------------------------------     ----------   ----------  ----------    ---------
Allowance for Doubtful Accounts

     Year Ended March 31, 1996        $  399       $  740       $  204       $  935
                                      ------       ------       ------       ------

     Year Ended March 31, 1995        $  321       $  243       $  165       $  399
                                      ------       ------       ------       ------

     Year Ended March 31, 1994        $  274       $  528       $  481       $  321
                                      ------       ------       ------       ------

Allowance for Returns

     Year Ended March 31, 1996        $1,088       $8,923       $6,569       $3,442
                                      ------       ------       ------       ------

     Year Ended March 31, 1995        $  639       $3,791       $3,342       $1,088
                                      ------       ------       ------       ------

     Year Ended March 31, 1994        $  170       $1,963       $1,494       $  639
                                      ------       ------       ------       ------

EXHIBIT
NUMBER                       DESCRIPTION                                           PAGE
- ------                       -----------                                           ----
   4.06  Amendment Number Six to Investor Rights Agreement                          54
  10.04* 1992 Equity Incentive Plan and related documents, as amended to date       59
  10.06* 1993 Employee Stock Purchase Plan                                          72
  10.15  Seventh Amendment to Lease Agreement by and between Registrant and Toda
         Development, Inc. dated December 15, 1995 and Eight Amendment to Lease
         Agreement by and between Registrant and Toda Development, Inc. dated
         January 25, 1996 and Ninth Amendment to Lease Agreement by and between
         Registrant and Toda Development, Inc. dated February 21, 1996 and Tenth
         Amendment to Lease Agreement by and between Registrant and Toda
         Development, Inc. dated April 30, 1996 and Eleventh Amendment to Lease
         Agreement by and between Registrant and Toda Development, Inc. dated
         June 13, 1996                                                              78
  10.19**Distribution Agreement by and between the Registrant and
         Ingram Micro, Inc.                                                         97
  11.01  Statement regarding computation of per share earnings                     110
  21.01  List of Registrant's subsidiaries                                         111
  23.01  Consent of KPMG Peat Marwick LLP, Independent Auditors                    112
  23.02  Consent of Arthur Andersen LLP, Independent Auditors                      113
  27.01  Financial Data Schedule                                                   114

- ------------------
 *Represents a management contract or compensatory plan or arrangement **Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with a double asterisk. The non-redacted version of this agreement has been sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.