Form 10-Q
period 1996-06-30
MACROMEDIA INC
filed 1996-08-13
CIK 913949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the Transition Period from    to

                           COMMISSION FILE NO. 0-22688

                                MACROMEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             94-3155026
  (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                               600 TOWNSEND STREET
                         SAN FRANCISCO, CALIFORNIA 94103
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (415) 252-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO    .
                                              ---     ---

As of July 31, 1996, there were outstanding 36,643,268 shares of the Registrant's Common Stock, par value $0.001 per share.

This Report, including exhibits, consists of 16 sequentially numbered pages. The Index to Exhibits appears on sequentially numbered page 13.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                                      INDEX

PART  I - FINANCIAL INFORMATION                                             Page

ITEM 1.   FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets
              June 30, 1996 and March 31, 1996                                3

              Condensed Consolidated Statements of Income
              Three Months Ended June 30, 1996 and 1995                       4

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended June 30, 1996 and 1995                       5

              Notes to Condensed Consolidated Financial Statements            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       7

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                11

ITEM 5.   OTHER INFORMATION                                                  11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   11

          SIGNATURES                                                         12

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                        MACROMEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                             June 30,        March 31,
                                                                               1996            1996
                                                                             --------        --------
ASSETS

Current assets:
         Cash and cash equivalents                                           $ 16,375        $ 28,829
         Short-term investments                                                99,454          87,833
         Accounts receivable, net                                              14,995          14,601
         Inventory                                                              2,023           1,568
         Prepaid expenses and other current assets                              7,569           8,115
                                                                             --------        --------
                  Total current assets                                        140,416         140,946
Property and equipment, net                                                    21,088          12,219
Other long-term assets                                                          2,261           1,957
                                                                             --------        --------
                  Total assets                                               $163,765        $155,122
                                                                             ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                    $  9,944        $ 11,364
         Accrued liabilities                                                   11,590           8,956
         Unearned revenue                                                         492           1,235
         Other current liabilities                                                189             331
                                                                             --------        --------
                  Total current liabilities                                    22,215          21,886
         Long-term liabilities                                                     37              55
                                                                             --------        --------
                  Total liabilities                                            22,252          21,941

Stockholders' equity:
         Common stock, par value $0.001 per share; 80,000,000
           shares authorized; 36,620,551 and 36,413,211 shares
           issued and outstanding at June 30, 1996 and March 31, 1996,
           respectively                                                            37              36
         Additional paid-in capital                                           130,802         129,591
         Deferred compensation                                                   (415)           (415)
         Retained earnings                                                     11,089           3,969
                                                                             --------        --------
                  Total stockholders' equity                                  141,513         133,181
                                                                             --------        --------

                  Total liabilities and stockholders' equity                 $163,765        $155,122
                                                                             ========        ========


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                               Three months ended June 30,
                                               ---------------------------
                                                  1996             1995
                                               ---------        ----------
Revenues                                         $35,010           $23,857
Cost of revenues                                   5,434             4,225
                                                 -------           -------
         Gross profit                             29,576            19,632
Operating expenses:
     Sales and marketing                          12,186             9,075
     Research and development                      6,912             4,105
     General and administrative                    1,525             1,221
                                                 -------           -------
         Total operating expenses                 20,623            14,401
                                                 -------           -------
              Operating income                     8,953             5,231
Other income (expenses), net                       1,366               297
                                                 -------           -------
Income before income taxes                        10,319             5,528
Provision for income taxes                        (3,199)           (1,105)
                                                 -------           -------
               Net income                        $ 7,120           $ 4,423
                                                 =======           =======

 Net income per share                            $  0.18           $  0.13
                                                 =======           =======

Weighted average common shares outstanding        40,572            35,078
                                                 =======           =======


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                    Three months ended June 30,
                                                                    ---------------------------
                                                                      1996                1995
                                                                    --------            -------
Cash flows from operating activities:
     Net Income                                                     $  7,120            $ 4,423
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization                                 1,380                842
         Accounts receivable, net                                       (394)              (441)
         Inventory                                                      (455)                92
         Prepaid expenses and other current assets                       546               (319)
         Accounts payable                                             (1,420)              (182)
         Accrued liabilities                                           2,634              1,413
         Unearned revenue                                               (743)              (532)
         Other current liabilities                                      (142)              (317)
         Other long-term liabilities                                     (18)               (13)
                                                                    --------            -------

                  Net cash provided by operating activities            8,508              4,966
                                                                    --------            -------
Cash flows from investing activities:
         Capital expenditures                                        (10,019)            (2,564)
         Net purchase of short-term investments                      (11,621)              (800)
         Other long-term assets                                         (534)              (321)
                                                                    --------            -------

                  Net cash used in investing activities              (22,174)            (3,685)
                                                                    --------            -------

Cash flows from financing activities:
         Proceeds from issuance of common stock                        1,212              1,619
                                                                    --------            -------

                  Net cash provided by financing activities            1,212              1,619
                                                                    --------            -------

(Decrease)/Increase in cash and cash equivalents                     (12,454)             2,900
Cash and cash equivalents, beginning of period                        28,829             10,230
                                                                    --------            -------

Cash and cash equivalents, end of period                            $ 16,375            $13,130
                                                                    ========            =======

Supplemental disclosure of cash flow information:

         Interest paid during period                                $     --            $     1
                                                                    ========            =======

         Income taxes paid                                          $    396            $   139
                                                                    ========            =======

     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PREPARATION

The condensed consolidated financial statements at June 30, 1996 and for the three months ended June 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results for the fiscal year ending March 31, 1997 or any other future periods.

All net income per share and other amounts included in this document reflect the two-for-one stock split which occurred on October 16, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues. The Company derives revenues primarily from software sales to domestic and international distributors, value-added resellers, original equipment manufacturers, corporate accounts and registered users. To a lesser extent, revenues are also derived from training and consulting services and from contracts to provide maintenance to customers. The Company's principal products, from which it derives a substantial majority of its revenues are Authorware, Director, Extreme 3D, Fontographer, FreeHand, xRes, SoundEdit 16, DECK II , and Backstage.

The Company's first quarter fiscal 1997 revenues of $35.0 million represent an increase of 47% from revenues of $23.9 million for the same period in fiscal 1996. The increase for the first quarter resulted primarily from an increase in units shipped of Director, Authorware, Director Multimedia Studio and FreeHand Graphics Studio, due in part to the continuing development of the Company's indirect international sales channels. North America revenues of $18.8 million contributed 54% of total worldwide sales in the first quarter of fiscal 1997, as compared to $14.0 million, or 59%, in the first quarter of fiscal 1996. International revenues increased to $16.2 million, which accounted for 46% of the Company's revenues in the first quarter of fiscal 1997, as compared to $9.9 million, or 41%, in the first quarter of fiscal 1996. North America revenues grew by 35%, while international revenues grew by 64% over the same period in fiscal 1996.

Cost of revenues. Cost of revenues for the first quarter ended June 30, 1996 was 16% of revenues, compared to 18% for the same period in fiscal 1996. This percentage decrease was due primarily to cost reduction programs which benefited from increased volumes.

Sales and marketing. Sales and marketing expenses increased by $3.1 million, from $9.1 million in the first quarter of fiscal 1996 to $12.2 million in the first quarter of fiscal 1997, but declined as a percentage of revenues from 38% to 35%. Expenses increased in absolute dollars in fiscal 1997 due to planned increases in headcount and the Company's commitment to increase spending to leverage sales.

Research and development. Research and development expenses grew by $2.8 million from $4.1 million in the first quarter of fiscal 1996 to $6.9 million in the first quarter of fiscal 1997, and increased as a percentage of revenues from 17% to 20%. Expenses increased in absolute dollars in fiscal 1997 due to planned increases in headcount and related increases in instructional media and quality assurance expenses designed to accommodate the expanded product line and product release schedule.

General and administrative. General and administrative expenses increased by $0.3 million, from $1.2 million in the first quarter of fiscal 1996 to $1.5 million in the first quarter of fiscal 1997, but declined as a percentage of revenues from 5% to 4%. Expenses increased slightly in absolute dollars in fiscal 1997 due primarily to planned increases in headcount.

Operating income. Operating income for the first quarter of fiscal 1997 was $9.0 million, a 71% increase over operating income of $5.2 million in the first quarter of fiscal 1996, and increased as a percentage of revenues from 22% to 26%. The increases, both as a percentage of revenues and in absolute dollars, were primarily due to higher revenues.

Provision for income taxes. After using available net operating loss carryforwards, the Company's provision for income taxes for the first three months of fiscal 1997 was $3.2 million as compared with $1.1 million for the first three months of fiscal 1996. The Company's effective tax rate increased to 31% for the first three months of fiscal 1997, as compared to 20% for the first three months of fiscal 1996.

Net income. Net income for the first quarter of fiscal 1997 increased by 61% to $7.1 million, compared to $4.4 million for the same quarter a year ago. Net income per share was $0.18, a 38% increase from the $0.13 for the first quarter of fiscal 1996. The increases in net income and net income per share were primarily related to the growth in revenues.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward looking statements that involve risks and uncertainties, including those related to management of growth, quarterly fluctuations of operating results, impact of competition, the developing multimedia, internet and on-line services markets, and the other risks detailed below, and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

Macromedia has grown in substantial part from combinations with other companies. In January 1995, Macromedia acquired Altsys Corporation, which developed the FreeHand graphic design and illustration product whose revenues prior to that date consisted primarily of royalties from Aldus Corporation, which had marketed FreeHand until January 1995, and revenues from Fontographer. In August 1995, the Company acquired Fauve Software, Inc., a developer of image editing software. In December 1995, the Company acquired OSC, a developer of digital audio production software. In March 1996, the Company acquired iband, Inc., a developer of Internet Web site development tools. There can be no assurance that sales of the Company's existing products will either continue at historical rates or increase, or that new products introduced by the Company, whether developed internally or acquired, will achieve market acceptance. The Company's historical rates of growth should not be taken as indicative of growth rates that can be expected in the future.

The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. The Company's quarterly results of operations also may vary significantly depending on the timing of product introductions by competitors, changes in pricing, execution of technology licensing agreements and the volume and timing of orders received during the quarter, which are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, its product and customer mix and the level of competition. The Company's results of operations may also be affected by seasonal trends. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenues do not meet the Company's forecasts, operating results may be materially adversely affected. Although the Company has been profitable each quarter since the quarter ended September 30, 1992, there can be no assurance that the Company will be able to sustain profitability in the future.

The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Incorporated ("Adobe"), Aimtech Corporation, Apple Computer, Inc., Asymetrix Corporation, Autodesk, Inc., Corel Corporation ("Corel"), Microsoft Corporation ("Microsoft") and Strata Incorporated. As the Company competes with larger competitors such as Adobe, Corel and Microsoft across a broader range of product lines, the Company may face increasing competition from such companies.

The developing multimedia market, Internet, and online services, and the personal computer industry in general are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to increase functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards and provide additional functionality. There can be no assurance that the Company will be successful in these efforts.

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

A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, mail order, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. Internationally, the Company's products are sold through distributors. The Company's resellers generally offer products of several different companies, including in some cases products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. In addition, the Company believes that certain distributors may be reducing their inventory in the channel to better manage their internal working capital, and that this could result in a one-time reduction in orders, as this adjustment takes place. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on the Company's results of operations.

A majority of the Company's revenues has been derived from its products for the Macintosh. Although sales of the Company's products for Windows accounted for approximately one-third of the Company's total revenues in fiscal 1996 and are expected to become an increasingly important component of the Company's revenues, a continuing leveling-off or decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail-order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations. For the quarter ended June 30, 1996, Macintosh product revenue comprised 56% of total revenue. Macintosh product revenue was up 26% over the first quarter of fiscal 1996 but down 13% from the fourth quarter of fiscal 1996. Windows product revenue comprised 44% of total revenue for the first quarter of fiscal 1997, up 122% over the first quarter of fiscal 1996 and up 30% from the fourth quarter of fiscal 1996.

For the quarter ended June 30, 1996, the Company derived approximately 46% of its total revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its total revenues, and the Company is seeking to increase international sales to approximately half of its total revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; and other factors beyond the control of the Company.

As of April 1, 1996, revenues generated through international sales in certain European countries are denominated in local currency, while expenses continue to be denominated in the local currency of the countries in which the Company has offices. As a result of this new program, the Company has entered into hedging contracts to protect it from exchange rate fluctuations. As of June 30, 1996, the contracts outstanding totaled $11.8 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash, cash equivalents and short-term investments of $115.8 million, a decrease of $0.8 million over March 31, 1996 cash, cash equivalent, and short-term investment balances. Working capital decreased by $0.9 million from March 31, 1996 to $118.2 million at June 30, 1996. The decrease in cash, cash equivalents and short-term investments balances and working capital was due to the purchase of land for $7.0 million.

For the three months ended June 30, 1996, cash provided by operating activities of $8.5 million was primarily attributable to net income. Cash used in investment activities of $22.2 million related primarily to $11.6 million in net short-term investment purchases, $7.0 million to purchase a parcel of land in Redwood Shores, California, and $3.0 million for capital equipment, primarily for management information systems and engineering equipment. Cash provided by financing activities of $1.2 million was attributable to proceeds received from the issuance of common stock. In addition to cash, cash equivalents, and short-term investments, the Company has $15.0 million available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1997. As of June 30, 1996, the Company had no borrowings outstanding.

The Company believes that existing cash resources, available bank borrowings and cash generated from operations will be sufficient to meet the Company's cash and investment requirements through at least fiscal 1997.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 31, 1996, the Company held a special meeting of stockholders. The stockholders passed the following proposal by the votes indicated.

                                                  Votes        Votes         Votes          Broker
              Matter                               For        Against      Abstained      Non-Votes
              ------                           ----------    ---------     ---------      ---------
Amendment of the 1992 Equity                   22,864,116    8,923,125       163,674          -
Incentive Plan to increase the number
of Common Stock reserved for
issuance thereunder from 7,200,000
shares to 9,000,000 shares (an
increase of 1,800,000).

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number                   Exhibit Title

11.01   -   Statement regarding computation of per share earnings.
27.01   -   Financial Data Schedule

           (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MACROMEDIA, INC.
                                         (Registrant)

Date: August 9, 1996                     /s/ John C. Colligan
                                         --------------------------------------
                                         John C. Colligan
                                         President and Chief Executive Officer



Date: August 9, 1996                     /s/ Richard B. Wood
                                         --------------------------------------
                                         Richard B. Wood
                                         Vice President Operations and Chief
                                         Financial Officer, and Secretary

EXHIBIT
 NUMBER                        DESCRIPTION                                 PAGE
- -------                        -----------                                 ----
 11.01     Statement Regarding Computation of Per Share Earnings           14
 27.01     Financial Data Schedule                                         15

Exhibit Number 11.01 - Statement Regarding Computation of Per Share Earnings

                                                                   Exhibit 11.01

                                MACROMEDIA, INC.

                       COMPUTATION OF NET INCOME PER SHARE
                      (In thousands, except per share data)


                                                                    Three Months Ended
                                                                          June 30,
                                                                    1996          1995
                                                                  -------       -------
Net income                                                        $ 7,120       $ 4,423
                                                                  =======       =======

Weighted average number of common shares outstanding               36,527        31,295

Number of common stock equivalents as a result
     of stock options outstanding                                   4,045         3,783

                                                                  -------       -------
Total                                                              40,572        35,078
                                                                  =======       =======
Net income per common stock and
     common stock equivalent                                      $  0.18       $  0.13
                                                                  =======       =======


All income per share amounts and numbers of shares have been retroactively restated to reflect a two-for-one stock split which became effective October 16, 1995.

Exhibit Number 27.01 -  Financial Data Schedules