Form 10-Q
period 1996-09-30
MACROMEDIA INC
filed 1996-11-14
CIK 913949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period from ________ to ________

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



As of October 31, 1996, there were outstanding 36,854,378 shares of the Registrant's Common Stock, par value $0.001 per share.

This Report, including exhibits, consists of 36 sequentially numbered pages. The Index to Exhibits appears on sequentially numbered page 14 .

                        MACROMEDIA, INC. AND SUBSIDIARIES

                                      INDEX

PART  I - FINANCIAL INFORMATION                                             Page

ITEM 1.    FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                  September 30, 1996 and March 31, 1996                        3

                  Condensed Consolidated Statements of Income
                  Three and Six Months Ended September 30, 1996 and 1995       4

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 1996 and 1995                 5

                  Notes to Condensed Consolidated Financial Statements         6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       7

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                                    12

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   12

           SIGNATURES                                                         13

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                        MACROMEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                    September 30,      March 31,
                                                                        1996              1996
                                                                     ---------        ---------
ASSETS

Current assets:
         Cash and cash equivalents                                   $  15,900        $  28,829
         Short-term investments                                         99,181           87,833
         Accounts receivable, net                                       14,968           14,601
         Inventory                                                       1,886            1,568
         Prepaid expenses and other current assets                       8,218            8,115
                                                                     ---------        ---------
                  Total current assets                                 140,153          140,946
Property and equipment, net                                             24,965           12,219
Other long-term assets                                                   2,490            1,957
                                                                     =========        =========
                  Total assets                                       $ 167,608        $ 155,122
                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                            $  10,566        $  11,364
         Accrued liabilities                                             8,667            8,956
         Unearned revenue                                                  861            1,235
         Other current liabilities                                          18              331
                                                                     ---------        ---------
                  Total current liabilities                             20,112           21,886
         Long-term liabilities                                              27               55
                                                                     ---------        ---------
                  Total liabilities                                     20,139           21,941

Stockholders' equity:
         Common stock, par value $0.001 per share; 80,000,000
           shares authorized; 36,834,306 and 36,413,211 shares
           issued and outstanding at September 30, 1996 and
           March 31, 1996, respectively                                     37               36
         Additional paid-in capital                                    132,096          129,591
         Deferred compensation                                            (363)            (415)
         Retained earnings                                              15,699            3,969
                                                                     ---------        ---------
                  Total stockholders' equity                           147,469          133,181
                                                                     ---------        ---------

                  Total liabilities and stockholders' equity         $ 167,608        $ 155,122
                                                                     =========        =========


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                           Three months ended                Six months ended
                                              September 30,                   September 30,
                                        ------------------------        ------------------------
                                          1996           1995            1996             1995
                                        --------        --------        --------        --------
Revenues                                $ 31,025        $ 27,301        $ 66,035        $ 51,158
Cost of revenues                           4,505           4,675           9,939           8,900
                                        --------        --------        --------        --------
         Gross profit                     26,520          22,626          56,096          42,258
Operating expenses:
     Sales and marketing                  12,352           9,516          24,538          18,592
     Research and development              7,125           4,615          14,037           8,720
     General and administrative            1,588           1,370           3,113           2,590
     Merger                                    0             400               0             400
                                        --------        --------        --------        --------
         Total operating expenses         21,065          15,901          41,688          30,302
                                        --------        --------        --------        --------
              Operating income             5,455           6,725          14,408          11,956
Other income (expenses), net               1,228             906           2,594           1,202
                                        --------        --------        --------        --------
Income before income taxes                 6,683           7,631          17,002          13,158
Provision for income taxes                (2,073)         (2,214)         (5,272)         (3,319)
                                        --------        ---------       --------        --------
               Net income               $  4,610        $  5,417        $ 11,730        $  9,839
                                        ========        ========        ========        ========

 Net income per share                   $   0.12        $   0.15        $   0.29        $   0.27
                                        ========        ========        ========        ========

Weighted average common shares
outstanding                               40,013          37,316          40,648          36,166
                                        ========        ========        ========        ========


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Six months ended September 30,
                                                                                      ------------------------
                                                                                        1996            1995
                                                                                      --------        --------
Cash flows from operating activities:
     Net income                                                                       $ 11,730        $  9,839
     Adjustments to reconcile net income to net cash provided
       by operating activities:

         Depreciation and amortization                                                   3,300           1,766
         Compensation expense on stock options                                              52               0
         Changes in operating assets and liabilities, net of effect of mergers:
             Accounts receivable, net                                                     (367)            459
             Inventory                                                                    (318)            (59)
             Prepaid expenses and other current assets                                    (103)         (1,166)
             Accounts payable                                                             (798)          2,000
             Accrued liabilities                                                          (289)          3,345
             Unearned revenue                                                             (374)         (1,396)
             Other current liabilities                                                    (313)            (80)
             Other long-term liabilities                                                   (28)             63
                                                                                      --------        --------

                  Net cash provided by operating activities                             12,492          14,771
                                                                                      --------        --------

Cash flows from investing activities:
         Capital expenditures                                                          (15,186)         (4,732)
         Net purchase of short-term investments                                        (11,348)        (31,943)
         Other long-term assets                                                         (1,393)           (501)
                                                                                      --------        --------

                  Net cash used in investing activities                                (27,927)        (37,176)
                                                                                      --------        --------

Cash flows from financing activities:
         Proceeds from secondary offering of common stock, net                               0          55,844
         Proceeds from issuance of common stock                                          2,506           2,707
                                                                                      --------        --------

                  Net cash provided by financing activities                              2,506          58,551
                                                                                      --------        --------

(Decrease)/Increase in cash and cash equivalents                                       (12,929)         36,146
Cash and cash equivalents, beginning of period                                          28,829          10,230
                                                                                      --------        --------

Cash and cash equivalents, end of period                                              $ 15,900        $ 46,376
                                                                                      ========        ========

Supplemental disclosure of cash flow information:

         Interest paid during period                                                  $     --        $      2
                                                                                      ========        ========

         Income taxes paid                                                            $  3,935        $    455
                                                                                      ========        ========


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PREPARATION

The condensed consolidated financial statements at September 30, 1996 and for the three and six months ended September 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results for the fiscal year ending March 31, 1997 or any other future periods.

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

The Company's second quarter fiscal 1997 revenues of $31.0 million represent an increase of 14% from revenues of $27.3 million for the same period in fiscal 1996. This increase resulted primarily from an increase in units shipped of Director, Authorware, Director Multimedia Studio and FreeHand Graphics Studio, due in part to the continuing development of the Company's indirect international sales channels, but was offset by a decrease in units shipped of FreeHand. North America revenues of $15.2 million contributed 49% of total worldwide sales in the second quarter of fiscal 1997, as compared to $15.1 million, or 55%, in the second quarter of fiscal 1996. International revenues increased to $15.8 million, which accounted for 51% of the Company's revenues in the second quarter of fiscal 1997, as compared to $12.2 million, or 45%, in the second quarter of fiscal 1996. North America revenues for the second quarter of fiscal 1997 remained relatively flat compared to the same period in fiscal 1996, while international revenues grew by 29% over the same period in fiscal 1996. Windows product revenue comprised 49% of total revenue for the second quarter of fiscal 1997, up 46% over the second quarter of fiscal 1996.

For the six months ended September 30, 1996, revenues of $66.0 million represent an increase of 29% from revenues of $51.2 million for the same period in fiscal 1996. This increase for the first six months reflected ongoing strength in sales of Macromedia's principal products, primarily Authorware and Director Multimedia Studios, which grew 35% from an increase in units shipped. North America revenues of $34.1 million contributed 52% of total worldwide sales for the first six months of fiscal 1997, as compared to $28.8 million or 56%, for the first six months of fiscal 1996. International revenues of $31.9 million accounted for 48% of the Company's revenues for the first six months of fiscal 1997, as compared to $22.4 million, or 44%, for the first six months of fiscal 1996 due to increased sales in Europe and Japan. North America revenues grew by 18% while International revenues grew by 43% over the same period in fiscal 1996. Windows product revenue comprised 47% of total revenue for the first six months of fiscal 1997, up 73% over the same period in the prior year.

Cost of revenues. Cost of revenues for the three and six months ended September 30, 1996 was 15% of revenues, compared to 17% for the same periods in fiscal 1996. This percentage decrease was due primarily to cost reduction programs which benefited from increased volumes.

Sales and marketing. Sales and marketing expenses increased by $2.9 million, from $9.5 million in the second quarter of fiscal 1996 to $12.4 million in the second quarter of fiscal 1997 and increased as a percentage of revenues from 35% to 39%. Sales and marketing expenses for the six months ended September 30, 1996 were $24.5 million, an increase of $5.9 million compared to the first six months of fiscal 1996 and increased as a percentage of revenues from 36% to 37%. Expenses increased both as a percentage of revenues and in absolute dollars in fiscal 1997 due to the timing of discretionary marketing expenses such as product launch costs, advertising and direct mail and marketing and promotional efforts associated with new product releases, management's commitment to fund discretionary marketing, and an increase in cooperative advertising. In addition, higher sales also led to increases in certain variable selling expenses.

Research and development. Research and development expenses grew by $2.5 million from $4.6 million in the second quarter of fiscal 1996 to $7.1 million in the second quarter of fiscal 1997, and increased as a percentage of revenues from 17% to 23%. For the six month period ended September 30, 1996, research and development expenses were $14.0 million, an increase of $5.3 million compared to the first six months of fiscal 1996, and increased as a percentage of revenues from 17% to 21%. Expenses increased as a percentage of sales and in absolute dollars in fiscal 1997 due to planned increases in headcount and higher outside service costs as a result of the increase in products under development.

General and administrative. General and administrative expenses increased by $0.2 million, from $1.4 million in the second quarter of fiscal 1996 to $1.6 million in the second quarter of fiscal 1997, but remained constant as a percentage of revenues at 5%. For the six months ended September 30, 1996, general and administrative expenses were $3.1 million, an increase of $0.5 million compared to the first six months of fiscal 1996, but remained constant as a percentage of revenues at 5%. Expenses increased slightly in absolute dollars in fiscal 1997 due primarily to planned increases in headcount and costs associated with building the infrastructure required to support the growth of the Company.

Merger. A one-time charge to earnings of $400,000 was recorded for the August 1995 acquisition of Fauve Software, Inc. The acquisition was accounted for as a pooling of interests. Financial statements were not restated due to immateriality.

Operating income. Operating income for the second quarter of fiscal 1997 was $5.5 million, a 19% decrease over operating income of $6.7 million in the second quarter of fiscal 1996, and decreased as a percentage of revenues from 25% to 18%. The decreases were due to an increase in operating expenses due to planned increases in headcount, marketing and promotional efforts associated with new product releases, management's commitment to fund discretionary marketing, an increase in cooperative advertising and an increase in products under development. Operating income for the six months ended September 30, 1996 was $14.4 million, an increase of $2.4 million over the same period in fiscal 1996, but decreased as a percentage of revenues from 23% to 22%. The increase in absolute dollars was primarily due to higher revenues and increased gross profit margins.

Provision for income taxes. After using available net operating loss carryforwards, the Company's provision for income taxes for the first six months of fiscal 1997 was $5.3 million as compared with $3.3 million for the first six months of fiscal 1996. The Company's effective tax rate increased to 31% for the first six months of fiscal 1997, as compared to 25% for the first six months of fiscal 1996. This increase was primarily due to the fact that the Company fully utilized their net operating loss carryforwards in fiscal 1997.

Net income. Net income for the second quarter of fiscal 1997 decreased by 15% to $4.6 million, compared to $5.4 million for the same quarter a year ago. Net income per share was $0.12, a 20% decrease from $0.15 for the second quarter of fiscal 1996. The decrease in net income was due to an increase in operating expenses. Net income for the six months ended September 30, 1996 was $11.7 million, a 19% increase over net income of $9.8 million for the first six months of fiscal 1996. Earnings per share increased by 7% from $0.27 for the first six months of fiscal 1996 to $0.29 for the same period in fiscal 1997. The increase in net income and net income per share were primarily related to the growth in revenues.

Stock Option Repricing. The Company approved a repricing of stock options on July 25, 1996. Directors and officers of the Company were ineligible for the repricing of stock options. Stock options were repriced at the lowest closing price during the month of July.

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

Macromedia has grown in substantial part from combinations with other companies. In January 1995, Macromedia acquired Altsys Corporation, which developed the FreeHand graphic design and illustration product whose revenues prior to that date consisted primarily of royalties from Aldus Corporation, which had marketed FreeHand until January 1995, and revenues from Fontographer, software for creating and modifying fonts. In August 1995, the Company acquired Fauve Software, Inc., a developer of image editing software. In December 1995, the Company acquired OSC, a developer of digital audio production software. In March 1996, the Company acquired iband, Inc., a developer of Internet Web site development tools. There can be no assurance that sales of the Company's existing products will either continue at historical rates or increase, or that new products introduced by the Company, whether developed internally or acquired, will achieve market acceptance. The Company's historical rates of growth should not be taken as indicative of growth rates that can be expected in the future.

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

A majority of the Company's revenues has been derived from its products for the Macintosh. Although sales of the Company's products for Windows accounted for approximately one-third of the Company's total revenues in fiscal 1996 and are expected to become an increasingly important component of the Company's revenues, a continuing leveling-off or decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail-order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations. For the quarter ended September 30, 1996, Macintosh product revenue comprised 51% of total revenue. Windows product revenue comprised 49% of total revenue for the second quarter of fiscal 1997, up 46% over the second quarter of fiscal 1996. Windows product revenue comprised 47% of total revenue for the first six months of fiscal 1997, up 73% over the same period in the prior year.

The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Incorporated ("Adobe"), Aimtech Corporation, Apple Computer, Inc., Asymetrix Corporation, Autodesk, Inc., Corel Corporation ("Corel"), Microsoft Corporation (`Microsoft") and Strata Incorporated. As the Company competes with larger competitors such as Adobe, Corel and Microsoft across a broader range of product lines and different platforms, the Company may face increasing competition from such companies.

The developing multimedia market, Internet and online services, and the personal computer industry in general are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company`s future prospects are highly dependent on its ability to increase functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards and provide additional functionality. There can be no assurance that the Company will be successful in these efforts.

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

For the six months ended September 30, 1996, the Company derived approximately 48% of its total revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its total revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

As of April 1, 1996, revenues generated through international sales in certain European countries are denominated in local currency, while expenses continue to be denominated in the local currency of the countries in which the Company has offices. As a result of this program, the Company has entered into hedging contracts to protect it from exchange rate fluctuations. As of September 30, 1996, the contracts outstanding totaled $9.6 million. These contracts are of a short-term duration.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash, cash equivalents and short-term investments of $115.1 million. For the six months ended September 30, 1996, cash provided by operating activities of $12.5 million was primarily attributable to net income. Cash used in investment activities of $27.9 million related primarily to $11.3 million in net short-term investment purchases, $7.0 million to purchase a parcel of land in Redwood Shores, California, and $8.2 million for capital equipment, primarily for computer systems to support the Company's infrastructure and engineering equipment. Cash provided by financing activities of $2.5 million was attributable to proceeds received from the issuance of common stock. This resulted in a decrease of $1.6 million over March 31, 1996 cash, cash equivalent, and short-term investment balances. Working capital increased by $1.0 million from March 31, 1996 to $120.0 million at September 30, 1996. The Company anticipates capital expenditures of approximately $12.6 million for the remainder of fiscal 1997.

In addition to cash, cash equivalents, and short-term investments, the Company has $15.0 million available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1997. As of September 30, 1996, the Company had no borrowings outstanding.

The Company believes that existing cash resources, available bank borrowings and cash generated from operations will be sufficient to meet the Company's cash and investment requirements through at least September 30, 1997.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number                     Exhibit Title

    10.20   -   Employment agreement between Registrant and Robert K. Burgess dated August 25, 1996.
    11.01   -   Statement regarding computation of per share earnings.

    27.01   -   Financial Data Schedule

           (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MACROMEDIA, INC.
                                         (Registrant)


Date: November 13, 1996                  /s/ Richard B. Wood
                                         -------------------------------------
                                         Richard B. Wood
                                         Vice President of Operations, Chief
                                         Financial Officer, and Secretary

EXHIBIT
NUMBER                     DESCRIPTION                                     PAGE

    10.20   -   Employment Agreement between Registrant and Robert          15
                K. Burgess dated August 25, 1996
    11.01   -   Statement Regarding Computation of Per Share Earnings       23

    27.01   -   Financial Data Schedule                                     24

Exhibit Number 10.20   -   Employment agreement between Registrant and Robert
                           K. Burgess dated August 25, 1996.

                                MACROMEDIA, INC.
                              EMPLOYMENT AGREEMENT

         This Agreement is made effective this 25th day of August 1996, between Macromedia, Inc., a Delaware corporation ("Macromedia"), and Robert K. Burgess ("Executive").

         WHEREAS, Macromedia is engaged in the business of developing and marketing certain computer software; and

         WHEREAS, Macromedia desires to secure the services of Executive as President, and Executive desires to perform such services for Macromedia, on the terms and conditions as set forth herein;

         NOW, THEREFORE, in consideration of the premises and of the covenants and agreements set forth below, it is mutually agreed as follows:

         1. Duties. Executive shall have such duties as the Board of Directors of Macromedia may from time to time prescribe consistent with his position as President of Macromedia. Executive shall devote his full time, attention, energies and best efforts to the business of Macromedia based in San Francisco, California, and shall not during his period of employment as President of Macromedia engage in any other business activity, whether or not such business activity is pursued for gain, profit of other pecuniary advantage; provided, however, that for the period of time, not to exceed ninety days, as is necessary for Executive to receive any required immigration visa, Executive shall perform such duties in Toronto, Canada. In addition, Macromedia shall assist and support Executive in his on-going efforts to obtain Permanent Resident status for himself and his family.

         This Section 1 shall not be construed as preventing Executive from investing his assets in such form and manner as will not require any substantial services on his part in the operation of the affairs of the business entities in which such investments are made.

         The Board of Directors will elect Executive to the Board of Directors at its first meeting following Executive's commencement of employment, and Macromedia shall use its best efforts to have Executive elected and re-elected to the Board at each Annual Stockholders Meeting held during his period of service as President of Macromedia.

         Executive and the Chief Executive Officer of Macromedia shall carry out their respective duties and responsibilities for Macromedia in partnership, and Executive shall report directly to the Board of Directors.

         2. Compensation. Macromedia shall pay and Executive shall accept as full consideration for the services to be rendered hereunder compensation consisting of the following:

         2.1 Base Salary. $300,000 per year in base salary, payable in installments twice per month, with such deductions or withholdings which are required by law.

         2.2 Bonus. A target bonus of $200,000 per year based on attainment of 100% of the Macromedia Executive Bonus Plan objectives, with a total bonus potential of up to $480,000 per year based on attainment of specified hurdles in excess of 100% of the Macromedia Executive Bonus Plan objectives, as established each year by the Board of Directors. The Macromedia Executive Bonus Plan objectives for fiscal 1997 are attached as Exhibit A. For Executive's initial year of employment, Executive will be guaranteed total base salary and bonus of at least $500,000. The $200,000 guaranteed bonus payment for such initial year of employment shall be paid in four equal quarterly installments at the end of each fiscal quarter of Macromedia, beginning with the last day of the fiscal quarter commencing October 1, 1996. In addition, Macromedia will pay Executive an amount equal to (i) $100,000 or (ii) the sum of (A) any moving expenses necessary to relocate from Canada to California (excluding costs associated with any sale or purchase of a principal residence), together with a tax gross-up on any non-deductible expenses and (B) any fees for legal, accounting and tax advice associated with immigration to the United States, the negotiation and execution of this Agreement and Executive's resignation from his current employer and transition to the employ of Macromedia. Executive shall, upon completion of 30 days of employment at Macromedia, elect which of the foregoing amounts he is to receive; provided that Executive will be required to repay this amount if Executive voluntarily terminates employment with Macromedia other than for Good Reason, as set forth in Section 7.3, within one year of the effective date of this Agreement. Such repayment obligation shall decrease proportionately based on the number of months divided by twelve that Executive is employed as President of Macromedia.

         2.3 Stock Options. Macromedia has granted Executive a non-qualified option to purchase 1,000,000 shares of Macromedia common stock. The exercise price for such option will be the fair market value of Macromedia common stock on the date of grant. The option will have a maximum term of ten (10) years, subject to earlier termination 180 days after the later of (i) the date of Executive's termination of service with Macromedia or any successor entity or
(ii) the date all further vesting in Executive's options pursuant to this Agreement (including Section 7 hereof) ceases, subject, however, to any longer exercise period provided under Section 8. The option will vest as to 25% of the option shares (250,000 shares) at the end of twelve (12) full months of continuous service with Macromedia. Thereafter the option will vest in a series of thirty-six (36) successive equal monthly installments over Executive's period of service with Macromedia, with each monthly installment equal to 2.08% of the total number of shares in the option (20,833.33 shares) on the last day of each month over the thirty-six (36) month period. For purposes of such option, the Executive will be deemed to continue in service with Macromedia for so long as he renders services as an employee, director or independent consultant to Macromedia or any parent or subsidiary corporation. Macromedia shall register the shares issuable under the option on a Form S-8 registration statement prior to the initial vesting date thereunder and shall keep such registration statement in effect for the entire period the option thereafter remains outstanding. The stock option shall be evidenced by the stock option agreement attached as Exhibit B and shall contain terms no less favorable than the terms in effect for employee nonqualified stock options granted under the Macromedia 1992 Equity Incentive Plan.

                  2.4 Indemnification. In the event Executive is made, or threatened to be made, a party to any legal action or proceeding, whether civil or criminal, by reason of the fact that Executive is or was a director or officer of Macromedia or serves or served any other corporation fifty percent (50%) or more owned or controlled by Macromedia in any capacity at Macromedia's request, Executive shall be indemnified by Macromedia, and Macromedia shall pay Executive's related expenses when and as incurred, all to the fullest extent permitted by law.

         3. Benefits. Executive shall be entitled to and shall receive such pension, profit sharing and fringe benefits such as hospitalization, medical, life and other insurance benefits, vacation, sick pay and short-term disability as the Board of Directors of Macromedia may, from time to time, determine to provide for the key Executives of Macromedia.

         4. Relocation Expenses. Macromedia will provide Executive with a recourse loan of up to $2,000,000, at an interest rate of 6.0% to refinance Executive's residence in the Bay Area. The loan shall be secured by Executive's residence. All interest accrued and the principal on the loan will be due and payable three years from the date of the loan. If Executive terminates employment with Macromedia for any reason or sells his residence prior to the end of such three year period, all interest accrued and principal on the loan will become immediately due and payable 180 days after such termination or (if earlier) immediately upon such sale.

         5. Executive Proprietary Information and Inventions Agreement. As part of the consideration between the parties for this Agreement, Executive hereby agrees to enter into Macromedia's Proprietary Information and Inventions Agreement attached as Exhibit C contemporaneously with the execution of this Agreement.

         6. Termination. Executive's employment as President of Macromedia shall terminate immediately upon Executive's receipt of written notice by Macromedia, upon Macromedia's receipt of written notice by Executive, or upon Executive's death.

                  6.1 Surrender of Records and Property. At the time of termination, Executive shall deliver promptly all equipment, records, manuals, books, data tables or copies thereof regardless of the underlying media upon which such materials are recorded which are property of Macromedia and which are under Executive's possession and control.

         7. Benefits Upon Termination as President. Except in connection with a termination for Cause (as defined in Subsection 7.2) or a voluntary termination by Executive for other than Good Reason (as defined in Subsection 7.3), Macromedia shall provide Executive with termination benefits upon his termination by Macromedia as President of Macromedia irrespective of the cause of the termination, as follows:

                  7.1 Termination Benefits. During a period of time beginning on the date of Executive's termination as President of Macromedia and ending twelve months from such date,

Executive's base salary at the time of termination shall continue to be paid by Macromedia in installments twice per month with applicable deductions or withholdings, and Executive shall also be entitled to quarterly bonus payments at the target plan during that twelve-month period. Executive shall also be entitled to participate in any plans or other employee benefit arrangements which are generally available to employees or executives of Macromedia during such period other than the Macromedia tax-qualified pension or profit-sharing plans or the employee stock purchase plan. Under no circumstances shall Macromedia be obligated to make any payments or continue benefits beyond the twelve-month period after his termination by Macromedia as President of Macromedia. Vesting on any stock options held by Executive shall continue following Executive's termination by Macromedia as President of Macromedia for a period of time equal to the greater of (i) twenty-four months reduced by the number of months from the grant date of any such options to the date of termination or (ii) twelve months, and such stock options shall vest monthly at the rate of 20,833.33 per month retroactive to the grant date of such stock options. Executive shall be retained as an employee on a leave of absence for twelve months and as a consultant for the remaining portion, if any, of such continued vesting period. Prior to the payment of any termination benefits under this Section 7 or Section 8, Executive and Macromedia will enter into a mutual general release; provided, however, that such release shall not extend to any subsequent claims Executive may have with respect to those termination benefits or continued option vesting.

                  7.2 Circumstances Under Which Termination Benefits Would Not Be Paid. Macromedia shall not be obligated to pay Executive the termination benefits or continue the option vesting described in Subsection 7.1 above if Executive's employment as President of Macromedia is terminated for Cause. For purposes of this Agreement, "Cause" shall be limited to (1) Executive's conviction of any felony under federal or state law, or any fraud, misappropriation or embezzlement or act of dishonesty; or (2) Executive's commission of a material violation of the Executive's Proprietary Information and Inventions Agreement. In addition, Executive shall not be entitled to any termination benefits or continued option vesting under Subsection 7.1 if he voluntarily terminates his service with Macromedia other than for Good Reason as determined under Subsection 7.3.

                  7.3 Constructive Termination. Notwithstanding anything in this
Section 7 to the contrary, Executive's employment as President of Macromedia will be deemed to have been terminated by Macromedia as President of Macromedia (a "Constructive Termination") and Executive will be deemed to have Good Reason for voluntary termination of his employment hereunder ("Good Reason"), if there should occur:

                  (A) a material adverse change in Executive's position causing it to be of materially less stature or responsibility without Executive's written consent, and such a materially adverse change shall in all events be deemed to occur if Executive no longer serves as President of a publicly traded company, unless Executive consents in writing to such change,

                  (B) a reduction, without Executive's written consent, in his level of compensation (including base salary and fringe benefits) by more than ten percent (10%) or a reduction by more than ten percent (10%) in his target bonus formula under any performance-based executive incentive plans, or

                  (C) a relocation of his principal place of employment by more than 50 miles.

         8.       Change in Control Benefits

                  Should there occur a Change in Control (as defined below), then the following provisions shall become applicable:

                  (A) During the period (if any) following a Change in Control that Executive continues as President of Macromedia without a Constructive Termination, then the terms and provisions of this Agreement shall continue in full force and effect, and Executive shall continue to vest in his outstanding stock options

                  (B) In the event of (x) a Constructive Termination of Executive's employment as President of Macromedia at or at any time after a Change in Control or (y) the Executive voluntarily terminates his employment as President of Macromedia within one hundred eighty (180) days following a Change in Control, the following benefits shall become due and payable:

                           (i) Executive's base salary in effect immediately
prior to his termination as President of Macromedia shall continue to be paid for a twelve-month period by Macromedia or the successor entity in installments twice per month with applicable deductions or withholdings, and Executive shall also be entitled to quarterly bonus payments at the target plan (or any successor plan) during that twelve-month period, with such bonus payments to be not less than $200,000 in the aggregate for such period. Macromedia or any successor entity shall be obligated to continue Executive's service in one or more other capacities, but Executive shall have complete discretion in determining whether he is to render such service as a part time employee or independent consultant. Executive shall also be entitled to participate in any plans or other employee benefit arrangements which are generally available to employees or executives of Macromedia during such period other than the Macromedia tax-qualified pension or profit-sharing plans or the employee stock purchase plan.

                           (ii) Executive's options shall immediately become
exercisable and vest with respect to that number of option shares for which those options would have otherwise vested over the twenty-four (24) month period immediately following the effective date of the Change in Control had Executive continued his employment under this Agreement. The options as so accelerated shall remain exercisable for a period of twenty-four (24) months following the later of (a) the date of Executive's termination of service as President of Macromedia or (b) the date of such option acceleration.

                  For purposes of this Section 8, a Change of Control shall be deemed to occur upon:

                  (I) the sale, lease, conveyance or other disposition of all or substantially all of Macromedia's assets as an entirety or substantially as an entirety to any person, entity or group of persons acting in concert,

                  (II) any transaction or series of transactions (as a result of a tender offer, merger, consolidation or otherwise) that results in, or that is in connection with, any person, entity or group acting in concert, becoming the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of more than 50% percent of the aggregate voting power of all classes of common equity stock of Macromedia,

                  (III) a liquidation and winding up of the business of Macromedia, or.

                  (IV) a change in the composition of the Macromedia Board of Directors over a period of thirty-six (36) consecutive months or less such that a majority of the then current Board members ceases to be comprised of individuals who either (a) have been Board members continuously since the beginning of such period, or (b) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (a) who were still in office at the time such election or nomination was approved by the Board.

         9.       Arbitration.

                  9.1 Except for proceedings seeking injunctive relief, including, without limitation, allegations of misappropriation of trade secrets, copyright or patent infringements, or breach of any anti-competition provisions of this Agreement, any controversy or claim arising out of or in relation to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Commercial Arbitration rules of the American Arbitration Association ("AAA"), and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. Arbitration of this Agreement shall include claims of fraud or fraud in the inducement relating to this Agreement. Arbitration further includes all claims, regardless of whether the dispute arises during the term of the Agreement, at the time of termination or thereafter.

                  9.2 Either party may initiate the arbitration proceedings, for which the provision is herein made, by notifying the opposing party, in writing, of its demand to arbitrate. In any such arbitration there shall be appointed one arbitrator who shall be selected in accordance with the AAA Commercial Arbitration Rules. The place of arbitration shall be San Francisco, California. The law applicable to the dispute shall be the laws of the State of California. Accordingly, the California Uniform Arbitration Act shall apply to the interpretation of the arbitration procedure; pursuant thereto, the arbitrator's powers shall include, without limitation, the power to issue subpoenas for the attendance of witnesses for hearing or deposition, and for other production of books, records, documents or other evidence pursuant to California law.

                  9.3 The parties agree that the award of the arbitrator shall be the sole and exclusive remedy between them regarding any claims, counterclaims, issues or accountings presented or plead to the arbitrator; that the arbitrator shall be the final judge of both law and fact in arbitration of disputes arising out of or relating to this Agreement, including the interpretation of the terms of this Agreement. The parties further agree it shall be the sole and exclusive duty of the arbitrator to determine the arbitrability of issues in dispute and that neither party shall have recourse to the court for such a determination.

         10.      General.

                  10.1 Waiver. Neither party shall, by mere lapse of time, without giving notice or taking other action hereunder, be deemed to have waived any breach by the other party of any of the provisions of this Agreement. Further, the waiver by either party of a particular breach of this Agreement by the other shall neither be construed as, nor constitute a, continuing waiver of such breach or of other breaches by the same or any other provision of this Agreement.

                  10.2 Severability. If for any reason a court of competent jurisdiction or arbitrator finds any provision of this Agreement to be unenforceable, the provision shall be deemed amended as necessary to conform to applicable laws or regulations, or if it cannot be so amended without materially altering the intention of the parties, the remainder of the Agreement shall continue in full force and effect as if the offending provision were not contained herein.

                  10.3 Notices. All notices and other communications required or permitted to be given under this Agreement shall be in writing and shall be considered effective upon personal service or upon depositing such notice in the U.S. Mail, postage prepaid, return receipt requested and addressed to the Chairman of the Board of Macromedia as its principal corporate address, and to Executive at his most recent address shown on Macromedia's corporate records, or at any other address which he may specify in any appropriate notice to Macromedia.

                  10.4 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which taken together constitutes one and the same instrument and in making proof hereof it shall not be necessary to produce or account for more than one such counterpart.

                  10.5 Entire Agreement. The parties hereto acknowledge that each has read this Agreement, understands it, and agrees to be bound by its terms. The parties further agree that this Agreement and the referenced stock option agreement and Proprietary Information and Inventions Agreement constitute the complete and exclusive statement of the agreement between the parties and supersedes all proposals (oral or written), understandings, representations, conditions, covenants, and all other communications between the parties relating to the subject matter hereof.

                  10.6 Assignment and Successors. Macromedia shall have the right to assign its rights and obligations under this Agreement to an entity which acquires substantially all of the assets of Macromedia. The rights and obligation of Macromedia under this Agreement shall inure to the benefit and shall be binding upon the successors and assigns of Macromedia.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

MACROMEDIA, INC.                            ACCEPTED BY EXECUTIVE

By:     /s/ John C. Colligan               /s/ Robert K. Burgess
        ---------------------------        -----------------------------
Name:   John C. Colligan
        ---------------------------

Title:  Chairman
        ---------------------------

                                   EXHIBIT A

EXECUTIVE BONUS PLAN
FY 1997

DEFINITIONS:
- EPS
EARNINGS PER SHARE CALCULATED ON OPERATING INCOME

- BACKLOG
REVENUE THAT COULD HAVE BEEN RECORDED IN THE PERIOD BUT WAS NOT
RECORDED DUE TO A MANAGEMENT DECISION.  CAN BE SHIPPED THE FIRST
DAY OF THE NEXT QUARTER

PLAN DESCRIPTION
EXECUTIVES WILL BE PAID A QUARTERLY BONUS BASED ON:

- EPS
WILL BE CALCULATED AS 60% OF TARGET BONUS.  ACCELERATOR:
CAN EARN UP TO 200% OF TARGET AMOUNT.

- BACKLOG
WILL REPRESENT 40% OF TARGET BONUS TO BE EARNED.  ACCELERATOR:
CAN EARN UP TO 300% OF TARGET AMOUNT.  BACKLOG WILL NOT RESET IF
TARGET IS NOT MET IN ANY QUARTER.

CASH COMPENSATION:

                                          BONUS
                            100%            2X             3X
                          --------       --------       --------
BASE SALARY $ 300,000

EPS                       $120,000       $240,000       $240,000
BACKLOG                   $ 80,000       $160,000       $240,000
TOTAL BONUS               $200,000       $400,000       $480,000

TOTAL COMPENSATION:       $500,000       $700,000       $780,000

                                MACROMEDIA, INC.
                       NONQUALIFIED STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Agreement") is made and entered into as of the date of grant set forth below (the "Date of Grant") by and between Macromedia, Inc., a Delaware corporation (the "Company"), and the participant named below ("Participant"). Capitalized terms not defined herein shall have the meaning ascribed to them in the Company's 1992 Equity Incentive Plan (the "Plan").

Participant:                                Robert K. Burgess

Social Security Number:                     ###-##-####

Address:                                    12 Cowell

                                            Atherton, California 94027

Total Option Shares:                        1,000,000

Exercise Price Per Share:                   $15.00

Date of Grant:                              July 11, 1996

Vesting Start Date:                         July 11, 1996

Expiration Date:                            July 31, 2006

         1. Grant of Option. The Company hereby grants to Participant an option (the "Option") to purchase the total number of shares of Common Stock $0.001 par value, of the Company set forth above (the "Shares") at the Exercise Price Per Share set forth above (the "Exercise Price"), subject to all of the terms and conditions of this Agreement. The Option is intended to be a "nonqualified stock option."

         2.       Vesting and Exercise Periods

                  2.1 Vesting and Exercise Periods of Option. The Option will vest as to 25% of the Shares at the end of twelve (12) full months of continuous service with the Company. Thereafter the option will vest in a series of thirty-six (36) successive equal monthly installments over Participant's period of service with the Company with each monthly installment equal to 2.08% of the total number of shares in the option (20,833.33 shares) on the last day of each month over the thirty-six (36) month period. For purposes of such Option, Participant will be deemed to continue in service with the Company for so long as he renders services as an employee, director or independent consultant to the Company or any Subsidiary, Parent or Affiliate of the Company; provided, however, that in the event that Participant is terminated as

President of the Company whether actually or pursuant to a Constructive Termination (as defined in Participant's Employment Agreement with the Company attached hereto as Exhibit A) (the "Employment Agreement") or a Change of Control (as defined in the Employment Agreement) occurs, the terms of Sections 7 and 8 of such Employment Agreement shall be applicable to and shall govern the vesting and exercise periods of such Option and shall supersede all provisions to the contrary in this Agreement.

                  2.2 Expiration. The Option shall expire on the Expiration Date set forth above and must be exercised, if at all, on or before the Expiration Date.

         3. Termination. Subject to any provisions to the contrary in the Employment Agreement, which shall supersede the provisions of this Section 3, the following provisions shall govern the exercise of this Option in the event the Participant is Terminated.

                  3.1 Termination for Any Reason Except Death or Disability. If Participant is Terminated for any reason, except death or Disability, notwithstanding any other provision in this Agreement or in the Plan to the contrary, the Option, to the extent that it would have been exercisable by Participant on the date of Termination pursuant to this Agreement or under the terms of the Employment Agreement, may be exercised by Participant no later than one hundred eighty (180) days after the date of Termination or, if longer, the dates set forth in the Employment Agreement, but in any event no later than the Expiration Date.

                  3.2 Termination Because of Death or Disability. If Participant is Terminated because of death or Disability of Participant, the Option, to the extent that it is exercisable by Participant on the date of Termination, may be exercised by Participant (or Participant's legal representative) no later than twelve (12) months after the date of Termination, but in any event no later than the Expiration Date.

                  3.3 No Obligation to Employ. Nothing in the Plan or this Agreement shall confer on Participant any right to continue in the employ of, or other relationship with, the Company or any Parent, Subsidiary or Affiliate of the Company, or limit in any way the right of the Company or any Parent, Subsidiary or Affiliate of the Company to terminate Participant's employment or other relationship at any time, with or without cause.

                  3.4 For purposes of this Section 3, the Participant shall not be deemed Terminated nor shall a date of Termination be deemed to have occurred for so long as Participant continues to render services as an employee, director or independent consultant.

         4.       Manner of Exercise

                  4.1 Stock Option Exercise Agreement. To exercise this Option, Participant (or in the case of exercise after Participant's death, Participant's executor, administrator, heir or legatee, as the case may be) must deliver to the Company an executed stock option exercise agreement in the form attached hereto as Exhibit B, or in such other form as may be approved by the Company from time to time (the "Exercise Agreement"), which shall set forth, inter alia.

Participant's election to exercise the Option and the number of Shares being purchased. If someone other than Participant exercises the Option, then such person must submit documentation reasonably acceptable to the Company that such person has the right to exercise the Option.

                  4.2 Limitations on Exercise. The Option may not be exercised unless such exercise is in compliance with all applicable federal and state securities laws, as they are in effect on the date of exercise. The Option may not be exercised as to fewer than 100 Shares unless it is exercised as to all Shares as to which the Option is then exercisable.

                  4.3 Payment. The Exercise Agreement shall be accompanied by full payment of the Exercise Price for the Shares being purchased in cash (by check), or where permitted by law:

         (a) by cancellation of indebtedness of the Company to the Participant;

         (b) by surrender of shares of the Company's Common Stock that either: (1) have been owned by Participant for more than six
                  (6) months and have been paid for within the meaning of SEC Rule 144 and, if such shares were purchased from the Company by use of a promissory note, such note has been fully paid with respect to such shares); or (2) were obtained by Participant in the open public market; and (3) are clear of all liens, claims, encumbrances or security interests;

         (c) by waiver of compensation due or accrued to Participant for services rendered;

         (d)      provided that a public market for the Company's stock exists,
                  (1) through a "same day sale" commitment from Participant and a broker-dealer that is a member of the National Association of Securities Dealers (a "NASD Dealer") whereby Participant irrevocably elects to exercise the Option and to sell a portion of the Shares so purchased to pay for the Exercise Price and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the exercise price directly to the Company, or (2) through a "margin" commitment from Participant and a NASD Dealer whereby Participant irrevocably elects to exercise the Option and to pledge the Shares so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the Exercise Price, and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the Exercise Price directly to the Company; or

         (e)      by any combination of the foregoing.

                  4.4 Tax Withholding. In connection with the issuance of the Shares upon exercise of the Option, Participant must pay or provide for any applicable federal or state withholding obligations of the Company. If the Committee permits, Participant may provide for payment of withholding taxes upon exercise of the Option by requesting that the Company retain Shares with a Fair Market Value equal to the minimum amount of taxes required to be withheld. In such case, the Company shall issue the net number of Shares to the Participant by deducting the Shares retained from the Shares issuable upon exercise.

                  4.5 Issuance of Shares. Upon the exercise of the Option in accordance with this Section 4, the Company shall issue the purchased Shares registered in the name of Participant, Participant's authorized assignee, or Participant's legal representative, and shall deliver certificates representing the Shares with the appropriate legends affixed thereto.

         6. Compliance with Laws and Regulations. The exercise of the Option and the issuance and transfer of Shares shall be subject to compliance by the Company and Participants with all applicable requirements of federal and state securities laws and with all applicable requirements of any stock exchange on which the Company's Common Stock may be listed at the time of such issuance or transfer.

         7. Nontransferability of Option. The Option may not be transferred in any manner other than by will or by the laws of decent and distribution and may be exercised during the lifetime of Participant only by Participant. The terms of the Option shall be binding upon the executors, administrators, successor and assigns of Participant.

         8. Tax Consequences. Set forth below is a brief summary as of the Date of Grant of some of the federal and California tax consequences of exercise of the Option and disposition of the Shares. THIS SUMMARY IS NECESSARILY INCOMPLETE, AND THE TAX LAWS AND REGULATIONS ARE SUBJECT TO CHANGE. PARTICIPANT SHOULD CONSULT A TAX ADVISOR BEFORE EXERCISING THE OPTION OR DISPOSING OF THE SHARES.

                  8.1 Exercise of Nonqualified Stock Option. Participant will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the fair market value of the Shares on the date of exercise over the Exercise Price. The Company will be required to withhold from Participant's compensation or collect from Participant and pay to the applicable taxing authorities an amount equal to a percentage of this compensation income at the time of exercise.

                  8.3 Disposition of Shares. If the Shares are hold for more than twelve (12) months after the date of the transfer of the Shares pursuant to the exercise of the Option, any gain realized on disposition of the Shares will be treated as long term capital gain for federal and California income tax purposes.

         9. Privileges of Stock Ownership. Participant shall not have any of the rights of a shareholder with respect to any Shares until Participant exercises the Option and pays the Exercise Price.

         10. S-8 Registration. The Company shall register the Shares issuable under this Option on a Form S-8 Registration Statement prior to the initial vesting date hereunder and shall keep such Registration Statement in effect for the entire period that this Option thereafter remains outstanding.

         11. Entire Agreement. This Agreement and the Employment Agreement constitutes the entire agreement of the parties and supersede all prior undertakings and agreements with respect to the subject matter hereof. In the event of any conflict between the terms of this Agreement and the terms of the Employment Agreement, the terms of the Employment Agreement shall be controlling.

         12. Notices. Any notices required to be given or delivered to the Company under the terms of this Agreement shall be in writing and addressed to the Corporate Secretary of the Company at its principal corporate offices. Any notice required to be given or delivered to Participant shall be in writing and addressed to Participant at the address indicated above or to such other address as such party may designate in writing from time to time to the Company. All notices shall be deemed to have been given or delivered upon; personal delivery; three (3) days after deposit in the United States mail by certified or registered mail (return receipt requested); one (1) business day after deposit with any return receipt express courier (prepaid); or one (1) business day after transmission by rapifax or telecopier.

         13. Successor and Assigns. The Company any assign any of its rights under this Agreement. This Agreement shall be binding upon and inure to the benefit of the successors and assigns the Company. Subject to the restrictions on transfer set forth herein, this Agreement shall be binding upon Participant and Participant's heirs, executors, administrators, legal representatives, successors and assigns.

         14. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California.

         15. Acceptance. Participant hereby acknowledges receipt of this Agreement. Participant has read and understands the terms and provisions thereof, and accepts the Option subject to all the terms and conditions of this Agreement. Participant acknowledges that there may be adverse tax consequences upon exercise of the Option or disposition of the Shares and that Participant should consult a tax adviser prior to such exercise or disposition.

         16. Replacement Agreement. Participant shall have the right in his discretion to require the Company to reissue a new Agreement in replacement of this Agreement which more specifically incorporates the terms and provisions of the Employment Agreement applicable to this Option.

                  IN WITNESS WHEREOF, the Company has caused this Agreement to be executed in duplicate by its duly authorized representative and Participant has executed this Agreement in duplicate as of the Effective Date.

MACROMEDIA, INC.                                              PARTICIPANT

By /s/ John C. Colligan                           /s/ Robert K. Burgess
   ------------------------------                 -----------------------------
                                                  (Signature)

John C. Colligan                                  Robert K. Burgess
---------------------------------                 -----------------------------
(Please print name)                               Please print name)

Chairman
---------------------------------
(Please print title)

MACROMEDIA
PROPRIETARY INFORMATION AND INVENTIONS AGREEMENT

         In consideration of my employment or continued employment by Macromedia, Inc., a Delaware corporation (the "Company"), and the compensation now and hereafter paid to me, I hereby agree as follows:

         1.  Recognition of Company's rights; Nondisclosure.
At all times during the term of my employment and thereafter, I will hold in strictest confidence and will not disclose, use, lecture upon or publish any of the Company's Proprietary Information (defined below), except as such disclosure, use or publication may be required in connection with my work for the Company, or unless an officer of the Company expressly authorizes such in writing. I hereby assign to the Company any rights I may have or acquire in such Proprietary Information and recognition that all Proprietary Information shall be the sole property of the Company and its assigns and the Company and its assigns shall be the sole owner of all patent rights, copyrights, mask work rights, trade secret rights, and all other rights throughout the world (collectively, "Proprietary Rights") in connection therewith.

         The term "Proprietary Information" shall mean trade secrets, confidential knowledge, data, or any other proprietary information of the Company. By way of illustration but not limitation, "Proprietary Information" includes (a) inventions, mask works, trade secrets, ideas, processes, formulas, sources and object codes, data, programs, other works of authorship, cell lines, know-how, improvements, discoveries, developments, designs, and techniques ( hereinafter collectively referred to as "Inventions"); and (b) information regarding plans for research, development, new products, marketing and selling, business plans, budgets and unpublished financial statements, licenses, prices and costs, suppliers and customers, and information regarding the skills and compensation of other employees of the Company.

         2. Third Party Information. I understand, in addition, that the Company has received and in the future will receive from third parties confidential or proprietary information ("Third Party Information") subject to a duty on the Company's part to maintain the confidentiality of such information and to use it only for certain limited purposes. During the term of my employment and thereafter, I will hold Third Party Information in the strictest confidence and will not disclose (to anyone other than Company personnel who need to know such information in connection with their work for the Company) or use, except in connection with my work for the Company, Third Party Information unless expressly authorized by an officer of the Company in writing

         3.  Assignment of Inventions.

          (a) I hereby assign to the Company all my right, title, and interest in and to any and all Inventions (and all Proprietary Rights with respect thereto) whether or not patentable or registrable under copyright or similar statutes, made or conceived or reduced to practice or learned by me, either alone or jointly with others, during the period of my employment with the Company. I recognize that this Agreement does not require assignment of any invention which qualifies fully for protection under Section 2870 of the California Labor Code (hereinafter "Section 2870"), which provides as follows:

                  (i) Any provision in an employment agreement which provides that an employee shall assign, or offer to assign, any of his or her rights in an invention to his or her employer shall not apply to an invention that the employee developed entirely on his or her own time without using the employer's equipment, supplies, facilities, or trade secret information except for inventions that either:

                           (1) Relate at the time of conception or reduction to
practice of the invention to the employer's business, or actual or demonstrably anticipated research or development of the employer.

                           (2) Result from any work performed by the employee
for the employer.

                  (ii) To the extent a provision in an employment agreement purports to require an employee to assign an invention otherwise excluded from being required to be assigned under subdivision (a), the provision is against the public policy of the this state and is unenforceable.

          (b) I also assign to or as directed by the Company all my right, title, and interest in and to any and all Inventions, full title to which is required to be in the United States by a contract between the Company and the United States or any of its agencies.

          (c) I acknowledge that all original works of authorship which are made by me (solely or jointly with others) within the scope of my employment with the Company and which are protectable by copyright are "works made for hire," as that term is defined in the United States Copyright Act (17 U.S.C., Section
101). Inventions assigned to or as directed by the Company by this paragraph 3 are hereinafter referred to as "Company Inventions."

         4. Enforcement of Proprietary Rights. I will assist the Company in every proper way to obtain and from time to time enforce United States and foreign Proprietary Rights relating to Company Inventions in any and all countries. To that end I will execute, verify, and deliver such documents and perform such other acts (including appearances as a witness) as the Company may reasonably request for use in applying for, obtaining, perfecting, evidencing, sustaining, and enforcing such Proprietary Rights and the assignment thereof. In addition, I will execute, verify , and deliver assignments of such Proprietary Rights to the Company or its designee. My obligation to assist the Company with respect to Proprietary Rights relating to such Company Inventions in any and all countries shall continue beyond the termination of my employment, but the Company shall compensate me at a reasonable rate for the time actually spent by me at the Company's request on such assistance.

         In the event the Company is unable for any reason, after reasonable effort, to secure my signature on any document needed in connection with the action specified in the preceding paragraph, I hereby irrevocably designate and appoint the Company and its duly authorized officer and agents as my agent and attorney in fact, to act for and in my behalf to execute, verify, and file any such documents and to do all other lawfully permitted acts to further the purposes of the preceding paragraph thereon with the same legal force and effort as if executed by me. I hereby waive and quit claim to the Company any and all claims, of any nature whatsoever, which I now or may hereafter have for infringement of any Proprietary Rights assigned hereunder to the Company.

         5. Obligation to Keep Company Informed. During the period of my employment, I will promptly disclose to the Company fully and in writing and will hold in trust for the sole right and benefit of the Company any and all Inventions. In addition, after termination of my employment, I will disclose all patent applications filed by me within a year after termination of employment. At the time of each disclosure, I will advise the Company in writing of any Inventions that I believe fully qualify for protection under section 2870; and I will at that time provide the Company in writing all evidence necessary to substantiate that belief. I understand that the company will keep in confidence and will not disclose to third parties without my consent any proprietary information disclosed in writing to the Company pursuant to this Agreement relating to Inventions that qualify fully for protection under the provisions of section 2870. I will preserve the confidentiality of any Invention that does not fully qualify for protection under section 2870.

         6. Prior Inventions. Inventions, if any, patented or unpatented, which I made prior to the commencement of my employment with the Company are excluded from the scope of this Agreement. To preclude any possible uncertainty, I have set forth on Exhibit A attached hereto a complete list of all Inventions that I have, alone or jointly with others, conceived, developed, or reduced to practice or caused to be conceived, developed, or reduced to practice prior to the commencement of my employment with the Company, that I consider to be my property or the property of third parties and that I wish to have excluded from the scope of this Agreement. If disclosure of any such Inventions on Exhibit A would cause me to violate any prior confidentiality agreement, I understand that I am not to list such Inventions in Exhibit A but am to inform the Company that all such Inventions have been listed for that reason.

         7. Additional Activities. I agree that during the period of my employment by the Company I will not, without the Company's express written consent, engage in any employment or business activity other than for the Company, and for the period of my employment by the Company and for one (1) year after the date of termination of my employment and I will not (i) induce any employee of the Company to leave the employ of the Company or (ii) solicit the business of any client or customer of the Company (other than on behalf of the Company).

         8. No Improper use of Materials. During my employment by the Company I will not improperly use or disclose any confidential information or trade secrets, if any, of any former employee or any other person to whom I have an obligation of confidentiality, and will not bring onto the premises of the Company any unpublished documents or any property belonging to any former employer or any other person to whom I have an obligation of confidentiality unless consented to in writing by that former employer or person.

         9. No Conflicting Obligation. I represent that my performance of all the terms of this Agreement and as an employee of the Company does not and will not breach any agreement to keep in confidence information acquired by me in confidence or in trust prior to my employment by the Company. I have not entered into, and I agree I will not enter into, any agreement either written or oral in conflict herewith.

         10. Return of Company Documents. When I leave the employ of the Company, I will deliver to the Company any and all drawings, notes, memoranda, specifications, devices, formulas, molecules, cells, and documents together with all copies thereof, and any other material containing or disclosing any Company Inventions, Third Party Information, or Proprietary Information of the Company. I further agree that any property situated on the Company's premises and owned by the Company, including disks and other storage media, filing cabinets, or other work areas, is subject to inspection by Company personnel at any time with or without notice. Prior to leaving, I will cooperate with the Company in completing and signing the Company's termination statement for technical and management personnel.

         11. Legal and Equitable Remedies. Because my services are personal and unique and because I may have access to and become acquainted with the Proprietary Information of the Company, the Company shall have the right to enforce this Agreement and any of its provisions by conjunction, specific performance, or other equitable relief, without bond, without prejudice to any other rights and remedies that the Company may have for a breach of this Agreement.

         12. Notices. Any notices required or permitted thereunder shall be given to the appropriate party at the address specified below or at such other address as the party shall specify in writing. Such notice shall be deemed given upon personal delivery to the appropriate address or if sent by certified or registered mail, three days after the date of mailing.

         13.  General Provisions.

         13.1  Governing Law.   This Agreement will be governed by and construed
according to the laws of the State of California.

         13.2 Entire Agreement. This Agreement sets forth the entire agreement and understanding between the Company and me relating to the subject matter hereof and supersedes and merges all prior discussions between us. No modification of or amendment to this Agreement, nor any waiver of any rights under this agreement, will be effective unless in writing signed by the party to be charged. Any subsequent change or changes in my duties, salary, or compensation will not affect the validity or scope of this Agreement. As used in this Agreement, the period of my employment includes any time during which I may be retained by the Company as a consultant.

          13.3 Severability. If one or more of the provisions in this Agreement are deemed unenforceable by law, then the remaining provisions will continue in full force and effect.

         13.4 Predecessor, Successors, and Assigns. This Agreement will be binding upon my heirs, executors, administrators, and other legal representatives and will be for the benefit of the Company, its predecessor, its successors, and its assigns. The term "Company" as used herein shall be deemed to also refer to the Company's predecessor, Macromedia, Inc., a Delaware corporation.

         13.5 Survival. The provisions of this Agreement shall survive the termination of my employment and the assignment of this Agreement by the Company to any successor in interest or other assignee.

         13.6 Employment. I agree and understand that nothing in this Agreement shall confer any right with respect to continuation of employment by the Company, nor shall it interfere in any way with my right or the Company's right to terminate my employment at any time, with or without cause.

         13.7 Waiver. No waiver by the Company of any breach of this Agreement shall be a waiver of any preceding or succeeding breach. No waiver by the Company of any right under this Agreement shall be construed as a waiver of any other right. The Company shall not be required to give notice to enforce strict adherence to all terms of this Agreement.

         This Agreement shall be effective as of the first day of my employment with the Company, namely: November 1, 1996.

         I UNDERSTAND THAT THIS AGREEMENT AFFECTS MY RIGHTS TO INVENTIONS I MAKE DURING MY EMPLOYMENT, AND RESTRICTS MY RIGHT TO DISCLOSE OR USE THE COMPANY'S CONFIDENTIAL INFORMATION DURING OR SUBSEQUENT TO MY EMPLOYMENT.

         I HAVE READ THIS AGREEMENT CAREFULLY AND UNDERSTAND ITS TERMS. I HAVE COMPLETELY FILLED OUT SCHEDULE A TO THIS AGREEMENT.

Dated:  August 25,  1996

                              /s/ Robert K. Burgess
                              -------------------------------------------
                              Signature

                              Robert K. Burgess
                              -------------------------------------------
                              Print Name

                              12 Cowell Lane
                              -------------------------------------------
                              Address

                              Atherton
                              -------------------------------------------


                              -------------------------------------------

ACCEPTED AND AGREED TO:

Macromedia
A Delaware Corporation
600 Townsend Street
San Francisco, CA  94103

By:   /s/ John C. Colligan
      -------------------------------------
      (Macromedia Representative)

      Chairman
      -------------------------------------
      (Title)

      August 25, 1996
      -------------------------------------
      (Date)

                                    EXHIBIT A

MACROMEDIA

600 Townsend Street
San Francisco, CA 94103

Gentlemen:

         1. The following is a complete list of all inventions or improvements relevant to the subject matter of my employment by Macromedia, Inc. (the "Company") that have been made or conceived or first reduced to practice by me alone or jointly with others prior to my engagement by the Company:

         (    )
         (    )   No inventions or improvements.

         (    )
         (    )   See below:

         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------

         (    )
         (    )   Due to confidentiality agreements with prior employer, I
                  cannot certain inventions that would otherwise be included on the above-described list.

         2. I propose to bring to my employment the following devices, materials and documents of a former employer or other person to whom I have an obligation of confidentiality that are not generally available to the public, which materials and documents may be used in my employment pursuant to the express written authorization of my former employer or such other person (a copy of which is attached hereto):

         (    )
         (    )   No materials.

         (    )
         (    )   See below:

         ----------------------------------------------------------------------
         ----------------------------------------------------------------------
         ----------------------------------------------------------------------

         (    )
         (    )   Additional sheets attached.

Date:             , 19

                                                  Very truly yours,


                                                  -----------------------------
                                                  Employee