Form 10-Q
period 1996-12-30
MACROMEDIA INC
filed 1997-02-14
CIK 913949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the Transition Period from    to
                                                     --    --
                           COMMISSION FILE NO. 0-22688

                                MACROMEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                            94-3155026
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

As of January 31, 1997, there were outstanding 37,569,799 shares of the Registrant's Common Stock, par value $0.001 per share.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
-------------------------------                                             ----
ITEM 1. FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets
            December 31, 1996 and March 31, 1996                              3

            Condensed Consolidated Statements of Operations
            Three and Nine Months Ended December 31, 1996 and 1995            4

            Condensed Consolidated Statements of Cash Flows
            Nine Months Ended December 31, 1996 and 1995                      5

            Notes to Condensed Consolidated Financial Statements              6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         7

PART II - OTHER INFORMATION
---------------------------
ITEM 2.  CHANGES IN SECURITIES                                               13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     13

        SIGNATURES                                                           14

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      MACROMEDIA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)


                                                             December 31,    March 31,
                                                                  1996          1996
                                                             ------------    ---------
ASSETS

Current assets:
      Cash and cash equivalents                                $  10,035     $  28,829
      Short-term investments                                      97,891        87,833
      Accounts receivable, net                                    15,838        14,601
      Inventory                                                    3,307         1,568
      Prepaid expenses and other current assets                    4,556         4,275
      Deferred tax assets, short-term                              3,840         3,840
                                                               ---------     ---------
            Total current assets                                 135,467       140,946
Property and equipment, net                                       28,990        12,219
Other long-term assets                                             4,012         1,122
Deferred tax assets, long-term                                       835           835
                                                               ---------     ---------
            Total assets                                       $ 169,304     $ 155,122
                                                               =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                         $  11,467     $  11,364
      Accrued liabilities                                         10,825         8,956
      Unearned revenue                                               759         1,235
      Other current liabilities                                      362           331
                                                               ---------     ---------
            Total current liabilities                             23,413        21,886
      Long-term liabilities                                           20            55
                                                               ---------     ---------
            Total liabilities                                     23,433        21,941

Stockholders' equity:
      Common stock, par value $0.001 per share; 80,000,000
        shares authorized; 37,550,786 and 36,413,211 shares
        issued and outstanding at December 31, 1996 and
        March 31, 1996, respectively                                  38            36
      Additional paid-in capital                                 133,111       129,591
      Deferred compensation                                         (337)         (415)
      Retained earnings                                           13,059         3,969
                                                               ---------     ---------
            Total stockholders' equity                           145,871       133,181
                                                               ---------     ---------
            Total liabilities and stockholders' equity         $ 169,304     $ 155,122
                                                               =========     =========

     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                       Three months ended        Nine months ended
                                          December 31,              December 31,
                                     ---------------------     ---------------------
                                       1996         1995         1996         1995
                                     --------     --------     --------     --------
Revenues                             $ 28,104     $ 30,926     $ 94,139     $ 82,084
Cost of revenues                        5,562        5,275       15,501       14,175
                                     --------     --------     --------     --------
      Gross profit                     22,542       25,651       78,638       67,909
Operating expenses:
   Sales and marketing                 16,240       10,103       40,778       28,694
   Research and development             7,438        5,097       21,475       13,817
   General and administrative           1,904        1,426        5,017        4,017
   Merger                                 350          225          350          625
                                     --------     --------     --------     --------
      Total operating expenses         25,932       16,851       67,620       47,153
                                     --------     --------     --------     --------
         Operating (loss) income       (3,390)       8,800       11,018       20,756
Other income (expenses), net            1,131        1,418        3,725        2,621
                                     --------     --------     --------     --------
(Loss) Income before income taxes      (2,259)      10,218       14,743       23,377
Provision for income taxes               (100)      (3,066)      (5,372)      (6,385)
                                     --------     --------     --------     --------
          Net (loss) income          ($ 2,359)    $  7,152     $  9,371     $ 16,992
                                     ========     ========     ========     ========
 Net (loss) income per share         ($  0.06)    $   0.18     $   0.23     $   0.46
                                     ========     ========     ========     ========
Weighted average common shares
outstanding                            37,475       39,653       41,214       37,174
                                     ========     ========     ========     ========

     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Nine months ended
                                                                    December 31,
                                                               ---------------------
                                                                 1996         1995
                                                               --------     --------
Cash flows from operating activities:
   Net income                                                  $  9,371     $ 16,991
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                               5,249        2,806
      Compensation expense on stock options                          78            0
      Changes in operating assets and liabilities,
          net of effect of mergers:
          Accounts receivable, net                               (1,193)      (1,501)
          Inventory                                              (1,704)        (458)
          Prepaid expenses and other current assets                (281)      (1,192)
          Accounts payable                                           87        3,713
          Accrued liabilities                                     1,865        6,305
          Unearned revenue                                         (476)      (1,363)
          Other current liabilities                                  19          (86)
          Other long-term liabilities                               (35)         (68)
                                                               --------     --------
            Net cash provided by operating activities            12,980       25,147
                                                               --------     --------
Cash flows from investing activities:
      Capital expenditures                                      (20,548)      (6,772)
      Net purchase of short-term investments                    (10,058)     (65,794)
      Other long-term assets                                     (4,163)        (830)
                                                               --------     --------
            Net cash used in investing activities               (34,769)     (73,396)
                                                               --------     --------
Cash flows from financing activities:
      Proceeds from secondary offering of common stock, net           0       55,844
      Proceeds from issuance of common stock                      2,995        3,698
                                                               --------     --------
            Net cash provided by financing activities             2,995       59,542
                                                               --------     --------
(Decrease)Increase in cash and cash equivalents                 (18,794)      11,293
Cash and cash equivalents, beginning of period                   28,829       10,230
                                                               --------     --------
Cash and cash equivalents, end of period                       $ 10,035     $ 21,523
                                                               ========     ========
Supplemental disclosure of cash flow information:

      Interest paid during period                              $     --     $      5
                                                               ========     ========
      Income taxes paid                                        $  3,935     $    584
                                                               ========     ========

     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PREPARATION

The condensed consolidated financial statements at December 31, 1996 and for the three and nine months ended December 31, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results for the fiscal year ending March 31, 1997 or any other future periods.

All net income per share and other amounts included in this document reflect the two-for-one stock split which occurred on October 16, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues. The Company derives revenues primarily from software sales to domestic and international distributors, value-added resellers, original equipment manufacturers, corporate accounts and registered users. To a lesser extent, revenues are also derived from training services and from contracts to provide maintenance to customers. The Company's principal products, from which it derives a substantial majority of its revenues are Authorware, Director, and FreeHand.

The Company's third quarter fiscal 1997 revenues of $28.1 million represented a decrease of 9% from revenues of $30.9 million for the same period in fiscal 1996. This decrease resulted primarily from a decline in sales of stand alone units of Director which the Company believes may be attributable to anticipation of a new version due in the fourth quarter of fiscal 1997, a decline in Director Player technology revenue, an increase in the level of product returns and a change in the pricing strategy for the Authorware Interactive Studio. Late in the second quarter, the Company decreased the price of the Authorware Interactive Studio by 60% in an effort to expand the market for the product by making it more affordable for developers for corporate Intranets, but the resulting increase in units sold was not sufficient to fully offset the decrease in price. North America revenues of $15.9 million contributed 57% of total worldwide revenues in the third quarter of fiscal 1997, a decrease of 15% as compared to $18.7 million, or 60%, in the third quarter of fiscal 1996. International revenues were $12.2 million, which accounted for 43% of the Company's revenues in the third quarter of fiscal 1997, as compared to $12.2 million, or 40%, in the third quarter of fiscal 1996. Windows product revenues comprised 40% of total revenue for the third quarter of fiscal 1997, up 26% in absolute dollars from the third quarter of fiscal 1996. Macintosh product revenue comprised 60% of total revenue for the third quarter of fiscal 1997, down 10% in absolute dollars compared to the third quarter of fiscal 1996. Although Macintosh product sales increased in absolute dollars for the third quarter of fiscal 1997 as compared to the second quarter of fiscal 1997, this increase was driven by the release during the third quarter of a new version of FreeHand/FreeHand Graphics Studio (FGS), which was approximately 70% Macintosh and 30% Windows. Excluding FreeHand and FGS, Macintosh sales declined 33% from the second quarter of fiscal 1997.

For the nine months ended December 31, 1996, revenues of $94.1 million represent an increase of 15% from revenues of $82.1 million for the same period in fiscal 1996 due primarily to an increase in unit sales of Director. North America revenues of $50.0 million contributed 53% of total worldwide revenues for the first nine months of fiscal 1997, representing an increase of 6% as compared to $47.4 million or 58%, for the first nine months of fiscal 1996. International revenues of $44.1 million accounted for 47% of the Company's revenues for the first nine months of fiscal 1997, representing an increase of 27% as compared to $34.7 million, or 42%, for the first nine months of fiscal 1996 due primarily to increased sales in Japan. Windows product revenues represented 45% of total revenue for the first nine months of fiscal 1997, compared to 35% for the same period in the prior year.

Cost of revenues. Cost of revenues for the three and nine months ended December 31, 1996 were 20% and 16% of revenues, respectively, compared to 17% for the same periods in fiscal 1996. This percentage increase was due primarily to lower sales volume and the greater proportion of lower margin products in the product mix.

Sales and marketing. Sales and marketing expenses increased by $6.1 million, from $10.1 million in the third quarter of fiscal 1996 to $16.2 million in the third quarter of fiscal 1997 and increased as a percentage of revenues from 33% to 58%. Sales and marketing expenses for the nine months ended December 31, 1996 were $40.8 million, an increase of $12.1 million compared to the first nine months of fiscal 1996 and increased as a percentage of revenues from 35% to 43%. Expenses increased in absolute dollars in the fiscal 1997 periods due to increased headcount and related expenses, the timing of discretionary marketing expenses such as product launch costs, advertising and direct mail and marketing and promotional efforts associated with new product releases, increased travel and the recording of uncollectible accounts receivable. Expenses increased as a percentage of revenues due to lower sales levels, committed expenses and the recording of uncollectible accounts receivable.

Research and development. Research and development expenses increased by $2.3 million from $5.1 million in the third quarter of fiscal 1996 to $7.4 million in the third quarter of fiscal 1997, and increased as a percentage of revenues from 16% to 26%. For the nine month period ended December 31, 1996, research and development expenses were $21.5 million, an increase of $7.7 million compared to the first nine months of fiscal 1996, and increased as a percentage of revenues from 17% to 23%. Expenses increased in absolute dollars in fiscal 1997 due to planned increases in headcount and higher outside service costs as a result of an increase in products under development. Expenses increased as a percentage of revenues due to lower sales levels.

General and administrative. General and administrative expenses increased by $0.5 million, from $1.4 million in the third quarter of fiscal 1996 to $1.9 million in the third quarter of fiscal 1997, and increased as a percentage of revenue from 5% to 7%. For the nine months ended December 31, 1996, general and administrative expenses were $5.0 million, an increase of $1.0 million compared to the first nine months of fiscal 1996, but remained constant as a percentage of revenues at 5%. Expenses increased slightly in absolute dollars in fiscal 1997 due primarily to planned increases in headcount and costs associated with building the infrastructure required to support the growth of the Company. Expenses increased as a percentage of revenues due to lower sales levels.

Merger. In fiscal 1997, a charge to earnings of $350,000 was recorded for the costs associated with the December 1996 acquisition of FutureWave Software. In fiscal 1996, charges to earnings of $400,000 and $225,000 were recorded for the costs associated with the August 1995 acquisition of Fauve Software, Inc. and the December 1995 acquisition of OSC, respectively. Each acquisition was accounted for as a pooling of interests. The Company's financial statements were not restated to reflect these acquisitions due to immateriality.

Operating income(loss). Operating loss for the third quarter of fiscal 1997, including the merger charge of $350,000 was $3.4 million compared to operating income of $8.8 million in the third quarter of fiscal 1996. The operating loss resulted from the decline in sales levels and the increase in operating expenses described above. Operating income for the nine months ended December 31, 1996 was $11.0 million, a decrease of $9.7 million compared to the same period in fiscal 1996, and a decrease as a percentage of revenues from 25% to 12% for the reasons mentioned above.

Other income (expenses). Other income (expenses) decreased by $0.3 million from $1.4 million for the third quarter of fiscal 1996 to $1.1 million for the third quarter of fiscal 1997. The decrease was primarily due to lower interest income which resulted from the decrease in the average cash and short-term investments balance and foreign exchange losses on international sales. Other income (expenses) increased by $1.1 million from $2.6 million for the nine months ended December 31, 1995 to $3.7 million for the nine months ended December 31, 1996 primarily due to the increase in the average cash and short-term investments balance which resulted in an increase in interest income.

Provision for income taxes. After using available net operating loss carryforwards, the Company's provision for income taxes for the first nine months of fiscal 1997 was $5.4 million as compared with $6.4 million for the first nine months of fiscal 1996. The Company's effective tax rate increased to 36% for the first nine months of fiscal 1997, as compared to 27% for the first nine months of fiscal 1996, primarily due to the fact that the Company anticipates that it will fully utilize its net operating loss carryforwards in fiscal 1997. The increase in the Company's effective tax rate is also partially due to an increased tax rate on sales to foreign customers.

Net income(loss). The Company incurred a loss of $2.4 million in the third quarter of fiscal 1997, compared to net income of $7.2 million for the same quarter a year ago. Net loss per share was $0.06 compared to net income per share of $0.18 for the third quarter of fiscal 1996. Net income for the nine months ended December 31, 1996 was $9.4 million, a 45% decrease from net income of $17.0 million for the first nine months of fiscal 1996. Earnings per share decreased by 50% from $0.46 for the first nine months of fiscal 1996 to $0.23 for the same period in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had cash, cash equivalents and short-term investments of $107.9 million. For the nine months ended December 31, 1996, cash provided by operating activities of $13.0 million was primarily attributable to net income. Cash used in investment activities of $34.8 million related primarily to $10.1 million in net short-term investment purchases, $7.0 million to purchase a parcel of land in Redwood Shores, California, and $13.6 million for capital equipment, primarily for computer systems to support the Company's infrastructure and engineering equipment. Cash provided by financing activities of $3.0 million was attributable to proceeds received from the issuance of common stock upon exercise of stock options. This resulted in a decrease of $8.7 million from the March 31, 1996 cash, cash equivalent, and short-term investment balances. Working capital decreased by $7.0 million from March 31, 1996 to $112.1 million at December 31, 1996. The Company anticipates capital expenditures of approximately $6.7 million for the remainder of fiscal 1997.

In addition to cash, cash equivalents, and short-term investments, the Company has $15.0 million available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1997. As of December 31, 1996, the Company had no borrowings outstanding.

The Company believes that existing cash resources, available bank borrowings and cash generated from operations will be sufficient to meet the Company's cash and investment requirements through at least December 31, 1997.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward looking statements that involve risks and uncertainties, including those related to management of growth, quarterly fluctuations of operating results, sales of Windows and Macintosh products, impact of competition, the developing multimedia, Internet and on-line services markets, and the other risks detailed below, and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. As indicated above, results for the third quarter were significantly affected by the shipment of a new version of Freehand/FGS and by a decline in sales of Director in anticipation of a new version expected in the fourth quarter of fiscal 1997. If the Company does not ship the new version of Director as planned, the Company's results of operations would be materially adversely affected. The Company has in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations.

The Company's quarterly results of operations also may vary significantly depending on the timing of product introductions by competitors, changes in pricing, execution of technology licensing agreements and the volume and timing of orders received during the quarter, which are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop or acquire innovative products, its product and customer mix and the level of competition. The Company's results of operations may also be affected by seasonal trends. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenues do not meet the Company's forecasts, operating results may be materially adversely affected.

A majority of the Company's revenues has been derived from its products for the Macintosh. Although sales of the Company's products for Windows accounted for approximately 45% of total revenue for the first nine months of fiscal 1997 and are expected to become an increasingly important component of the Company's revenues, the Company remains heavily dependent on the sale of products for the Macintosh platform. Apple has recently reported declining sales of its Macintosh computers, substantial losses and a substantial reduction in its workforce. A continuing leveling-off or decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail-order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations.

A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, mail order, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. Internationally, the Company's products are sold through distributors. The Company's resellers generally offer products of several different companies, including in some cases products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. In addition, the Company believes that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. In addition, distributors are increasingly seeking to return unsold product, particularly when such products have been superseded by a new version or upgrade of a product. If the Company's distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on the Company's revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on the Company's results of operations.

Macromedia has grown in substantial part from combinations with other companies. In January 1995, Macromedia acquired Altsys Corporation, which developed the FreeHand graphic design and illustration product whose revenues prior to that date consisted primarily of royalties from Aldus Corporation, which had marketed FreeHand until January 1995, and revenues from Fontographer, software for creating and modifying fonts. In August 1995, the Company acquired Fauve Software, Inc., a developer of image editing software. In December 1995, the Company acquired OSC, a developer of digital audio production software. In March 1996, the Company acquired iband, Inc., a developer of Internet Web site development tools. In December 1996, the Company acquired FutureWave Software, a developer of Internet animation software. Except for FreeHand, none of the acquired products has accounted for a significant portion of the Company's revenues to date. There can be no assurance that sales of the Company's existing products will either continue at historical rates or increase, or that new products introduced by the Company, whether developed internally or acquired, will achieve market acceptance. The Company's historical rates of growth should not be taken as indicative of growth rates that can be expected in the future.

The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions. For example, the decrease in price of the Authorware Interactive Studio in the second quarter of fiscal 1997 led to an increase in unit sales but resulted in a decrease in revenue as the unit increase was not sufficient to offset the price decrease. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Incorporated ("Adobe"), Aimtech Corporation, Apple Computer, Inc., Asymetrix Corporation, Autodesk, Inc., Corel Corporation ("Corel"), Microsoft Corporation ('Microsoft") and Strata Incorporated. As the Company competes with larger competitors such as Adobe, Corel and Microsoft across a broader range of product lines and different platforms, the Company may face increasing competition from such companies.

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

For the nine months ended December 31, 1996, the Company derived approximately 47% of its total revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its total revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

As of April 1, 1996, revenues generated through international sales in certain European countries are denominated in local currency, while expenses continue to be denominated in the local currency of the countries in which the Company has offices. As a result of this program, the Company has entered into hedging contracts to protect it from exchange rate fluctuations. As of December 31, 1996, the contracts outstanding totaled $1.8 million. These contracts are of a short-term duration and the fair value of such contracts equals the market value as of December 31, 1996.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities:

On December 31, 1996, the Company entered into an Agreement and Plan of Reorganization with FutureWave Software, Inc. ("FutureWave") pursuant to which the Company issued 600,000 shares of its Common Stock to the shareholders of FutureWave in exchange for all of the capital stock of FutureWave. The issuance of shares of the Company's Common Stock to the shareholders of FutureWave was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number                              Exhibit Title
-------                             -------------
 11.01   - Statement regarding computation of per share earnings.
 27.01   - Financial Data Schedule




        (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MACROMEDIA, INC.
                                          (Registrant)




Date: February 13, 1997                   /s/ John C. Colligan
                                          --------------------------------------
                                          John C. Colligan
                                          Chairman of the Board of Directors



Date: February 13, 1997                   /s/ Richard B. Wood
                                          --------------------------------------
                                          Richard B. Wood
                                          Vice President of Operations, Chief
                                          Financial Officer, and Secretary

 EXHIBIT                           DESCRIPTION                            PAGE
  NUMBER                           -----------                            ----
 -------
      11.01   Statement Regarding Computation of Per Share Earnings        15
      27.01   Financial Data Schedule                                      16