Form 10-K
period 1997-03-31
MACROMEDIA INC
filed 1997-06-30
CIK 913949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1997; or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _____.

                          COMMISSION FILE NO. 0 - 22688

                                MACROMEDIA, INC.
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                           94 - 3155026
           (State or other jurisdiction of               (IRS Employer
           incorporation or organization)             Identification No.)

                600 TOWNSEND STREET,
              SAN FRANCISCO, CALIFORNIA                      94103
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:     (415) 252-2000

Securities registered pursuant to Section 12(b)
  of the Act:                                                NONE

Securities registered pursuant to Section 12(g)
  of the Act:                                       COMMON STOCK, PAR VALUE
                                                       $0.001 PER SHARE
                                                       (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 30, 1997 ($10.062) as reported on the Nasdaq National Market, was approximately $332,418,868. Shares of Common Stock held by each officer and director and by certain persons who owned 5% or more of the Registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of Friday, May 30, 1997, Registrant had outstanding 37,926,651 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be held at 9:00 AM, Friday, August 15, 1997 at 600 Townsend Street, San Francisco, 94103 are incorporated by reference in Part III.

                                MACROMEDIA, INC.
                                 1997 FORM 10-K
                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----

                                     PART I
Item 1.       Business                                                               1
Item 2.       Properties                                                            10
Item 3.       Legal Proceedings                                                     10
Item 4.       Submission of Matters to a Vote of Security Holders                   10
Item 4A.      Executive Officers of the Registrant                                  10

                                     PART II
Item 5.       Market for the Registrant's Common Equity and Related Stock
              Holder Matters                                                        12
Item 6.       Selected Financial Data                                               13
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                             14
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk            19
Item 8.       Financial Statements and Supplementary Data                           20
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                              38

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant                    39
Item 11.      Executive Compensation                                                39
Item 12.      Security Ownership of Certain Beneficial Owners and Management        39
Item 13.      Certain Relationships and Related Transactions                        39

                                     PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K      40

Signatures                                                                          45

Index to Exhibits

                                     PART I

ITEM 1.         BUSINESS

GENERAL

Macromedia, Inc. ("Macromedia" or "the Company") is a provider of software tools for Web publishing, multimedia and graphics on Windows, Windows NT, Macintosh, and the Internet.

Macromedia has recently organized into four business units: Internet and Multimedia Authoring, Interactive Learning, Graphics, and Audio/Video. Each business unit is responsible for the profit or loss of its respective product lines.

Internet and Multimedia Authoring-The Internet and Multimedia Authoring business unit designs and markets a full line of software that meets the needs of Web and multimedia developers. Products included in this business unit are:
Director(R) Multimedia Studio(TM) - an integrated suite of tools for developing interactive multimedia applications for the Web and CD/DVD-ROM, the Backstage(TM) Internet Studio(TM) - a suite of visual tools for developing database-connected applications and Web sites, Flash(TM) - an easy way to create fast Web multimedia, and Shockwave(TM) - a family of browser components that deliver and interactive multimedia on the Internet.

Interactive Learning-The Interactive Learning business unit develops and markets the Authorware(R) Interactive Studio(TM), an integrated suite of visual tools for producing Web and CD/DVD-ROM based multimedia learning applications, meeting the needs of training specialists, educators, and multimedia developers.

Graphics-The Graphics business unit develops and markets the FreeHand(TM) Graphics Studio(TM), an integrated suite of design tools for creating print and Web graphics, meeting the needs of graphic designers and illustrators.

Audio/Video-The Audio/Video business unit develops and markets a growing family of digital audio/video software, meeting the needs of Web and multimedia developers, digital video producers, and professional musicians. Products included in this business unit are: DECK II(TM) - software for producing multitrack digital audio, SoundEdit(TM) 16 - a tool for producing multimedia and Web audio, and Final Cut(TM), currently in development, - a next-generation tool for high-performance video editing, compositing, and special effects.

With Macromedia Shockwave(TM) technology, existing and new users of the Company's products are adapting and developing interactive content for use on Web sites and corporate intranets. Authorware, Director, Flash, and FreeHand files can be translated or "shocked" for this purpose.

Macromedia Studios are based on the Macromedia Open Architecture, which enables developers to write Xtras (plug-ins) to a common set of application programmer interfaces that work across the Company's product lines. Macromedia Information Exchange enables one studio application to present data to another studio application in the most appropriate form, thus enhancing ease-of-use and productivity. The Macromedia User Interface delivers a consistent look and feel across all Studio applications and numerous third-party plug-ins. These core technologies provide a framework for ensuring that the Macromedia Studios are well-integrated, user-friendly tools for customers and that developers can "Author Once, Publish Anywhere."

To support its customers and distribution channels, Macromedia offers many services through its Source & Center programs:

o Macromedia International User Conference
o Worldwide Developer Program

o Authorized Training Program
o Macromedia Priority Access(TM)
o Made with Macromedia certification and branding
o Macromedia Authorized Graphic Imaging Centers (MAGIC(TM))
o Macromedia User Groups
o Web Forums
o Industry resources on www.macromedia.com
o Xtras(TM) Developer Program

The Company sells its products worldwide through a variety of distribution channels, including traditional software distributors, educational distributors, value-added resellers (VARs), original equipment manufacturers
(OEMs), hardware and software superstores, retail dealers, mail order, and direct sales (including electronic direct sales off its web site). The Company also enters into and maintains alliances with other key players in multimedia, the graphic arts, and publishing, as well as in related emerging industries.

PRODUCTS

The Company's products are used by creative professionals working independently or in organizations ranging from large corporations to small companies, as well as in educational institutions of every size.

INTERNET AND MULTIMEDIA AUTHORING PRODUCTS

Director--Director is used by independent multimedia developers, in-house creative departments, software developers, advertising agencies and business communicators that want to develop content for delivery on a broad range of platforms, including Windows 95, Windows NT 4.0, Power Macintosh, Macintosh, the Web, and "Shocked CDs" (hybrid Internet+CD/DVD-ROM applications). A Shockwave Director animation can be "streamed" or played over the Web without waiting for the entire file to download. These files can be delivered efficiently over small bandwidth connections while retaining full interactivity. Developers using Director have access to advanced Internet authoring capabilities; an improved, easier to use interface; and greater flexibility for design, delivery, and display of multimedia. Time-based objects, drag-and-drop object behaviors, and enhanced authoring features, including a behavior inspector and scriptless authoring, provide novices and advanced users with equal access to the most powerful capabilities in Director.

Director Multimedia Studio--Director Multimedia Studio allows users to create dynamic multimedia. The Studio includes: Director, for multimedia and the Internet; SoundEdit 16 (Macintosh) or Sonic Foundry's Sound Forge XP (Windows), for audio production; xRes, for high-resolution images; and Extreme 3D, for 3D design and animations.

Shockwave--Shockwave content, for delivery on the World Wide Web, corporate intranets, and other networks, is created using any one of four Macromedia tools: Director, Flash, Authorware, or FreeHand. Shockwave extends the power of these tools, delivering animation, sound, graphics, and interactivity on the Web. With Shockwave players, Web browsers can display "shocked" sites within current bandwidth-capacity limitations.

Backstage--Backstage is a visual solution for developing database-driven Web sites and applications. Targeted at corporate IS professionals, Web masters, and professional Web site developers, the Backstage Internet Studio eliminates the need for programming to develop sophisticated Web-based and intranet applications.

The Backstage Internet Studio is available in the Desktop Edition and the Enterprise Edition. The Desktop Edition works with desktop databases to create database-driven Web sites for small offices or workgroups within larger companies. The Enterprise Edition works with client-server databases to handle large-scale enterprise applications. The Backstage Internet Studio includes the Backstage Designer, Backstage Manager, Backstage Objects, and Backstage Object Server. The Backstage Internet Studio also ships with the

O'Reilly WebSite Web server, AppletAce customizable Java applets, a library of Shockwave movies, Macromedia xRes(TM) SE image editor, clip art, and Web templates.

Flash--Professional developers and Web enthusiasts can use Flash to quickly create animated, interactive Web interfaces, advertising banners, navigation buttons, panels, logos, and cartoons. Flash supports synchronized WAV (Windows) and AIFF (Macintosh) sound, enabling users to synchronize audio effects such as voice-overs or button clicks to graphics. Flash lets developers re-use a single sound file to produce various effects like fade in and fade out, keeping file sizes small and playback fast. Flash also supports FreeHand files. Flash ships with more than 200 MB of clip art, fonts, and bitmap files.

INTERACTIVE LEARNING PRODUCTS

Authorware--Authorware has been designed for the development and distribution of interactive learning over the Web and or CD/DVD-ROM. Shockwave Authorware applications can be streamed so that large applications can be distributed efficiently. Additionally, "shocked" Authorware applications can directly incorporate multiple Macromedia Shockwave file formats, including animations developed in Director and Flash. External content linking provides corporate intranet users with up-to-date information through dynamic updating, and support for ActiveX(TM) provides increased functionality by leveraging the large number of existing network-based ActiveX(TM) controls.

In addition to Authorware, the Authorware Interactive Studio includes Director and the Backstage Internet Studio: Enterprise Edition. Authorware Interactive Studio also includes Solis' Pathway MV, a computer-managed instruction system that enables trainers to manage multiple networked Authorware training courses, track student enrollment and progress, centrally control course delivery and track each student's performance. Macromedia xRes image editing software for Web-ready content and SoundEdit 16 (Macintosh) or Sonic Foundry's Sound Forge XP (Windows) for audio production are also in the Studio.

GRAPHICS PRODUCTS

FreeHand--FreeHand is a cross-platform design tool for publishing documents and creating graphics for print and the Web. Artists can create illustrations, logos, and artwork as well as graphics-intensive layouts like brochures, posters, and advertisements. The flexible environment encompasses traditional vector illustration as well as multiple page layouts of variable sizes including bitmapped and vector artwork. FreeHand's separation engine and color-matching system ensures high quality output to print and onscreen display with reliable and consistent color across platforms and devices.

FreeHand 7 includes unique Internet functionality like WYSIWYG HTML export (via an add on) and native support for Shockwave Flash. With the acceptance of Shockwave Flash as an Internet format, FreeHand artwork and layouts can be displayed within a web browser without sacrificing resolution or quality. Web designers can create "hot links" and add URLs to graphics or layouts, eliminating image mapping techniques. Standard Web formats like GIF, JPEG, and multipage PDF, as well as animated GIFs and VRML 2.0 (in Extreme 3D) are also supported.

FreeHand features integration with leading graphics applications, streamlining workflow and data exchange between applications that feature drag-and-drop, copy and paste, launch and edit. FreeHand also supports a broad range of vector and bitmap import and export filters. Productivity features include a full-color integrated autotrace for converting bitmaps into fully editable line art, universal graphic search and replace, and dynamic redraw of blends. Special effects functions include multicolor gradients, blend along a path, 3D and enveloping for graphics, charting, printer/text/graphics styles, and advanced type control.

FreeHand Graphics Studio--The FreeHand Graphics Studio is a set of tools for graphic arts and design. The studio includes: FreeHand, for graphic design, illustration, and page layout; Extreme 3D, for 3D models, animations, and renderings; Macromedia xRes, for hi-res image editing and compositing; and Fontographer, for modifying existing fonts or creating new typefaces. The FreeHand Graphics Studio also includes 10,000 clip art images, 500 FreeHand templates, 500 TrueType and PostScript Type 1 fonts, 250 MB of high-resolution photography, and dozens of 3D models.

AUDIO/VIDEO PRODUCTS

DECK II--DECK II is an editing tool for audio production on the desktop--no additional hardware or software is required. Providing all the features associated with high-end digital audio workstations, DECK II is the solution for music recording and arranging, multimedia production, and digital video post production.

DECK II offers a professional feature set which includes continuous video sync to all SMPTE formats as well as unlimited virtual tracks and playlists, moving fader automation, real-time effects, direct video support, and automated punch in and out.

SoundEdit 16--SoundEdit 16 is a full-featured audio content production tool for multimedia and digital video productions. With Shockwave, it also delivers voice- to CD-quality streaming audio and up to 176:1 compression to the Web. Web developers, traditionally limited by the bandwidth-intensive nature of digital audio, can use SoundEdit and Shockwave to deliver streaming, high-quality audio files over standard Web servers, such as the Netscape SuiteSpot server suite or Microsoft Internet Information Server.

Final Cut--Final Cut, a product currently in development, represents the next generation of digital video software. It is being developed as a cross-platform, video software technology, that will use open system media layers. Its target audience will be video professionals from broadcast and cable television, film and corporate video producers, videographers, and multimedia developers. The Company has not yet announced the delivery date for this product.

PRODUCT DEVELOPMENT

Macromedia is focusing its product development efforts on creating integrated software tools for the design, delivery and display of digital media. Its products are distinguished by five key design strategies:

1) Ease-of-Use--Macromedia products are designed and documented for ease-of-use in order to serve the needs of the largest number of multimedia, graphic arts, and Web publishing users. The Company's products share similar user interface conventions to facilitate learning multiple products.

2) Integration--Macromedia offers a family of multimedia, graphic arts, and Web development tools that are designed to share data formats and user interface conventions. This enables the Company's tools to work well together and reduces the learning curve from one application to the next.

3) Power/Performance--Macromedia products combine comprehensive feature sets with high performance to provide the power and efficiency necessary for creative and business professionals' use.

4) Extensibility--Macromedia products can be extended by third-party developers through built-in scripting languages and published Macromedia and industry-standard Application Programmer Interfaces such as the Macromedia Open Architecture, ActiveX, Java and Adobe Photoshop plug-ins.

5) Author Once, Publish Anywhere--Macromedia software provides the means for interactive authoring and multimedia production which can be delivered on Windows NT, Windows 95 and Macintosh, either standalone, on corporate networks, or the World Wide Web.

The Company's principal product development efforts include (i) utilizing its core technology to develop a common graphical user interface across all products on all platforms, (ii) developing enhanced, fully integrated versions of its existing authoring and media creation tools, (iii) developing new versions of its tools for graphic arts, multimedia, Web publishing, audio and video, (iv) adapting its products to support new operating systems, and (v) developing players for delivery of applications to new platforms, including intranets and the Internet. In addition, the Company plans to continue developing, and from time to time acquiring, basic software technologies that it considers critical to building multimedia, graphic arts, Web development, and digital audio/video software tools and applications.

The Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce new products on a timely basis. New products and enhancements must keep pace with competitive offerings, adapt to new hardware platforms and emerging industry standards, and provide additional functionality. If Macromedia were unable to develop and introduce such products in a timely manner, this inability would have an adverse effect on the Company's results of operations. Macromedia currently has a number of new products under development. Any delay in these new products' availability could have an adverse impact on the results of operations.

For fiscal 1997, 1996, and 1995, the Company's research and development expenses were $30.0 million, $20.0 million, and $12.4 million, respectively.

MARKETING

Macromedia generates awareness and demand for its products through its Web site at www.macromedia.com, public relations activities, customer seminar series, advertising, and national and regional trade shows. The Company also uses direct mail, both traditional and electronic, to introduce and educate customers about new products and upgrades and to cross-sell products to current customers. In addition, Macromedia sells its products by distributing a variety of interactive multimedia demonstration materials directly to prospective customers, and then follows up through outbound telemarketing.

To support users of its tools, the Company sponsors innovative programs and services through its Source & Center programs. One of the more high-profile events is the Macromedia International User Conference held in San Francisco each fall. Macromedia also manages an Authorized Developer Program which certifies third-party developers and refers prospective clients to them. In addition, the Company provides incentives to third-party developers to use the Made with Shockwave and Made with Macromedia(TM) logos respectively on Web- and CD-based multimedia applications that have been authored with the Company's products. In return, the developers pay no license fees to Macromedia. The Company also certifies Authorized Training Centers worldwide to provide third-party training on the use of Macromedia products. The MAGIC (Macromedia Authorized Graphic Imaging Center) program certifies service bureaus to provide the highest level of print service to Macromedia's graphic arts customers.

The Company views the education market as a strategic opportunity to establish product and brand preferences early in the careers of future professionals. There are now close to 100 New Media Centers resulting from the Company's partnership with educational institutions committed to developing curricula focused on multimedia and digital arts.

A key element of the Company's marketing strategy is to work with industry leaders to develop the digital media market and gain broad acceptance of Macromedia products on all leading platforms. Many such arrangements have been established by the Company.

SALES AND DISTRIBUTION

A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, mail order, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 24%, 21% and 23% of revenues in fiscal 1997, 1996 and 1995, respectively.

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

The Company's sales and distribution channels are targeted at the buying patterns of the Company's three principal customer types: multimedia, graphic arts, and Web publishing professionals.

Software Distributors--Macromedia sells and distributes its products primarily through large national software distributors, such as Ingram Micro, Inc., Merisel, Inc., MicroAge, and Tech Data Corporation which in turn distribute the Company's products through large retail chains, mail order, national corporate resellers, and small independent dealers. The Company supports this channel by referring mail order and retail dealer sales through distributors. The Company's direct sales staff calls on large distributors and retailers and assists them in the placement of orders and the management of inventory of the Company's products. The Company receives monthly inventory and sales reports from its major distributors and major retailers to help monitor sales through this channel. As is typical in the personal computer software industry, the Company grants its distributors limited rights under a stock balancing policy to return unsold inventories of the Company's products in exchange for new purchases. In addition, the Company provides price protection to its distributors in certain instances where it reduces the price of its products.

International Distributors--With distributors in more than 50 countries around the world, international sales of Macromedia products accounted for 51% of total revenues during the last fiscal year. In many cases, the distributor has exclusive distribution rights to certain products or for certain platforms in its country and, in certain cases, has the responsibility for preparing "localized" versions of Macromedia's products in the language of the country. The Company believes that the international markets for its products present a strategic opportunity and expects that international sales will continue to generate a significant percentage of its total revenues. The Company continues to actively review its international distribution arrangements.

Value Added Resellers (VARs)-- Macromedia sells the Authorware Interactive Studio, Backstage Internet Studio, and Director Multimedia Studio through VARs selected by Macromedia based on their knowledge of the products and applications. During fiscal 1997, the standards for VAR selection were reviewed and refined, resulting in fewer, more highly qualified VARs. Many of the VARs have experience selling Macromedia products, computer-aided design software, and video editing systems. They add value to Macromedia products by providing complementary services, primarily training and development.

Educational Market Distributors--Macromedia sells its products to educational institutions primarily through distributors such as Ingram Micro Inc., Douglas Stewart, and Educational Technology Specialists, Inc., which specialize in selling to the education market, e.g. bookstores, campus resellers, educational mail order companies, and Macromedia education value-added resellers (VARs). The Company offers substantial educational discounts on (i) its individual products to seed the market, (ii) on ten-packs of products to stimulate adoption by computer and multimedia laboratories, and (iii) for on-site licenses under which educational institutions can obtain institution-wide licenses of a mix of Macromedia products. Further discounts are available on related materials and services.

OEM Distribution--Macromedia actively maintains OEM relationships with many hardware and software vendors that bundle Macromedia products with their own complementary hardware or software products and pay the Company a per unit royalty. The Company believes that OEM sales increase the brand recognition of its products and expand its customer base.

Inside Sales--The Company offers product upgrades and services, including membership in various authorized programs, directly to qualified third-parties and end users. Direct sales, by selling to repeat customers in the Company's installed base of registered users, complements Macromedia's indirect distribution channel.

Technology Licensing--For certain large customers, the Company enters into licensing agreements under which the customer has the right to reproduce and use Macromedia software.

TECHNICAL SERVICES

The Technical Services department offers training and technical support and is dedicated to increasing customer satisfaction by supporting customers in their on-going relationship with the Company.

Training--Through its Authorized Training Centers and authorized third-party training specialists, the Company offers training worldwide for Authorware, Director, and FreeHand. The training classes are led by professional instructors and provide customers with hands-on learning experiences.

Technical Support--The Company provides customer support on a complimentary basis via Designers and Developers Centers for each Macromedia product on www.macromedia.com, where customers can search more than 2,000 technical documents to answer their questions and participate in discussion forums with other customers and Macromedia employees. The Company provides complimentary technical support to customers via phone and fax for a period of 90 days after the first technical support contact from a customer. Thereafter, the Company offers a technical support plan, Priority Access(TM), that provides the customer with access to a toll-free support line; priority in the call queue; priority response to e-mail, mail, and fax inquiries; and 24-hour voicemail messaging. The Company also offers high-end developer support and per-incident support.

COMPETITION

Sales of the Company's Director, FreeHand, and Authorware products have generally represented and are expected to continue to represent a substantial majority of the Company's total revenues. The Company expects that its revenues will continue for the foreseeable future to be substantially dependent on these products. A decline in sales of any of these products, as a result of competition, technological change, or other factors, would have a materially adverse effect on the Company's results of operations. To date, a majority of the Company's revenues has been derived from its products for the Macintosh. Although sales of the Company's products for Windows accounted for 44% of the Company's total revenues in fiscal 1997 and are expected to become an increasingly important component of the Company's revenues, a leveling-off or decline in the sales rate of Macintosh computers or shifts in mail order or other distribution mechanisms for Macintosh products could have a materially adverse effect on the Company's results of operations.

The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions. For example, the decrease in price of the Authorware Interactive Studio in the second quarter of fiscal 1997 led to an increase in unit sales but resulted in a decrease in revenue as the unit increase was not sufficient to offset the price decrease. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Incorporated ("Adobe"), Aimtech Corporation, Apple Computer, Inc., Asymetrix Corporation, Autodesk, Inc., Corel Corporation ("Corel"), Microsoft Corporation ("Microsoft") and Strata Incorporated. As the Company competes with larger competitors such as Adobe, Corel, and Microsoft across a broader range of product lines and different platforms, the Company may face increasing competition from such companies.

The Company believes that the principal competitive factors in the graphic arts, multimedia, and Web publishing tools categories are product features and quality, price, ease-of-use, brand name recognition, access to both physical and electronic distribution channels, reliability, and quality of support services. The Company believes that it competes favorably with respect to each of these factors. In the event that price competition significantly increases, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced profit margins. Prolonged price competition would have an adverse effect on the Company's operating results and financial condition. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could have a material adverse effect on the results of operations.

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

PROPRIETARY RIGHTS AND LICENSES

The Company relies on a combination of copyright, trade secret, and trademark laws, and employee third-party nondisclosure agreements, to protect its intellectual property rights and products. The Company distributes its software under a "shrink-wrap" license agreement and generally does not obtain signed license agreements from its end users. The Company uses a hardware lock-out device with respect to certain versions of its software that are sold internationally but otherwise does not copy-protect its software. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States. The Company is a member of the Business Software Alliance (BSA) and the Software Publishers Association (SPA) and supports their efforts to stop the unauthorized distribution of software.

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

MANUFACTURING AND SHIPPING

The Company is dependent on a sole source, Stream International ("Stream"), for the manufacture and shipment of its finished products. The manufacture of the Company's products typically consists of duplicating diskettes, pressing CD-ROMs, printing manuals, and packaging and assembling finished products, all of which are in accordance with the Company's specifications and forecasts. The Company currently performs quality assurance testing at its own facilities. Stream operates multiple facilities that are capable of serving the Company's needs, and the Company believes any alternative sources could not be implemented without undue delay. To date, the Company has not experienced any material difficulties or delays in the manufacture or assembly of its products or material returns due to product defects.

Looking forward, the Company believes that manufacturing and shipping will include not only copying bits onto disks for physical distribution, but also copying bits onto servers for electronic distribution.

EMPLOYEES

As of March 31, 1997, the Company had 455 full-time employees, including 40 in North American sales; 37 in international sales; 89 in marketing; 218 in development, quality assurance, and documentation; and 71 in finance and administration. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The Company's primary facility consists of approximately 125,000 square feet located in a multi-story building in San Francisco, California. This space houses a majority of the Company's United States operations. The facility is leased pursuant to an agreement that expires August 31, 2005. Macromedia has two options to renew for successive five-year terms at 95 percent of the then current fair market value of the space. The Company also holds a right of first refusal to additional space when it becomes available. The Company has completed its construction of a four story 100,000 square foot facility, located on land purchased in Redwood City, California. The Company initially plans to occupy 50,000 square feet and lease the remaining 50,000 square feet. The Company occupied the building on May 5, 1997 by transferring its employees from its San Mateo locations where the Company was leasing 29,665 square feet. The Company has entered into sub-lease agreements to cover the remaining lease periods at the former San Mateo locations. In addition, the Company currently leases approximately 20,000 square feet in Richardson, Texas. The Company believes its facilities are adequate for current and near-term needs and that additional space is available to provide for anticipated growth during the life of the leases. The Company also leases space in Berkshire, England, for its European operations, Victoria, Australia, for its Asia Pacific operations and in Tokyo, Japan, for its Japanese operations.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 3, 1997, the Company held a Special Meeting of Stockholders. The stockholders passed the following proposal by the votes indicated.

                                     Votes          Votes          Votes        Broker
              Matter                  For          Against       Abstained     Non-Votes
              ------                  ---          -------       ---------     ---------
Amendment to the 1992 Equity     28,297,054     3,761,018       241,306          0
Incentive Plan to increase
the number of shares of
Common Stock reserved for
issuance thereunder from
9,000,000 shares to 10,800,000
shares (an increase of
1,800,000 shares).

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company's current executive officers as of May 30, 1997:

NAME                     AGE    POSITION
----                     ---    --------
Robert K. Burgess        39     President and Director
John C. Colligan         42     Chairman of the Board of Directors
Norman K. Meyrowitz      37     Chief Technology  Officer, Senior Vice President and
                                General Manager of the Internet and Multimedia
                                Authoring Business
John C. Parsons, Jr.     45     Vice President of Finance and Operations, Chief
                                Financial Officer and Secretary
James N. White           35     Vice President and General Manager of the Interactive
                                Learning Business

Mr. Burgess has been President and a director of the Company since November 1996. Prior to joining the Company, Mr. Burgess was Senior Vice President of Silicon Graphics, Inc., responsible for the Silicon Interactive Strategic Business Unit. Prior to this position, he was President of Alias/Wavefront, a wholly-owned independent software subsidiary of Silicon Graphics, created from the 1995 merger of Alias Research, Inc. and Wavefront Technologies, Inc. From 1992 to 1995, he was

President, CEO, COO and Director of Alias Research. Prior to joining Alias Research, Mr. Burgess held a number of senior management positions at Silicon Graphics, including Vice President of Marketing, Applications and Business Development (1991), Vice President of Applications (1990) and President of Silicon Graphics Canada, Inc., (1984-90). A Canadian, Mr. Burgess earned a Bachelors degree in Commerce from McMaster University.

Mr. Colligan has been Chairman of the Company since February 1996 and a director since March 1992. He was Chief Executive Officer from January 1993 to November 1996, President from December 1992 to November 1996 and Chief Operating Officer of the Company from March 1992 to December 1992. Mr. Colligan was President, Chief Executive Officer and a director of Authorware from December 1988 until its merger into the Company in March 1992. Prior to joining Authorware, Mr. Colligan was employed by Apple Computer, Inc. in a variety of positions from May 1983 until December 1988, most recently as Director of Marketing and Sales for Higher Education. Mr. Colligan holds a Bachelor of Science degree in international economics from Georgetown University and a Master of Business Administration from Stanford University. Mr. Colligan is a director of S3 Corporation and c/net, inc.

Mr. Meyrowitz has been Chief Technology Officer since February 1996 and manages Macromedia's engineering, quality assurance, and documentation efforts for the Director Multimedia Studio, the FreeHand Graphics Studio, the Backstage Internet Studio, the Authorware Interactive Studio, SoundEdit 16, Deck II, xRes, Video, and Extreme 3D products, as well as cross-product integration and engineering operations. He has been Senior Vice President and General Manager of the Company's Internet and Multimedia Authoring Business since January 1997. From October 1994 to February 1996, he was Vice President of Product Development, San Francisco, and from October 1993 to October 1994, he was Director of Strategic Technology. From May 1991 to October 1993, he served as Director of System/User Software at GO Corporation. From October 1981 to May 1991, he served in various positions at Brown University; in his last position, he was Co-Director of the university's Institute for Research in Information and Scholarship (IRIS) where he managed and was the principal architect of IRIS's Intermedia system. Mr. Meyrowitz graduated from Brown in 1981 with a Bachelor of Science degree in computer science. He is a member of the ACM and the IEEE Computer Society.

Mr. Parsons has been Vice President of Finance and Operations, Chief Financial Officer and Secretary of the Company since February 1997. Prior to joining the Company, Mr. Parsons served as Vice President, Finance and Operations and Chief Financial Officer of The Learning Company from December 1994 through February 1996, thereafter taking a one-year leave. Prior to joining The Learning Company, from October 1989 to December 1994, Mr. Parsons was a partner with Coopers & Lybrand in San Jose, California. Mr. Parsons holds degrees in Bachelor of Science in Economics from Boston College and Master of Business Administration from Babson College.

Mr. White was hired as Vice President of Marketing for the Company in January 1997 and was reassigned to be the Vice President and General Manager of the Company's Interactive Learning Business in February 1997. Prior to joining the Company, Mr. White held various positions at Silicon Graphics including: Vice President of Marketing for Silicon Interactive Group from May 1996 to December 1996, Director of Marketing of the Digital Media Systems Division from July 1994 to May 1996, Director of Marketing of the Interactive Systems Division from October 1992 to July 1994 and Product Line Manager of the Entry Systems Division from December 1990 to October 1992. Mr. White holds degrees in Bachelor of Science in Industrial Engineering from Northwestern University and Master of Business Administration from Harvard University.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol MACR. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by Nasdaq. Prices have been retroactively adjusted to reflect the 2-for-1 stock split that occurred on October 16, 1995.

FISCAL 1997                                          HIGH          LOW
-----------                                          ----          ---
        4th Quarter                                  18.25          7.50
        3rd Quarter                                  22.00         15.75
        2nd Quarter                                  25.63         14.13
        1st Quarter                                  48.63         21.25

FISCAL 1996                                          HIGH          LOW
-----------                                          ----          ---
        4th Quarter                                  53.00         32.75
        3rd Quarter                                  62.50         24.375
        2nd Quarter                                  30.50         21.44
        1st Quarter                                  21.75         15.38

The Company has not paid cash dividends and has no present plans to do so. There were 561 stockholders of record as of May 30, 1997, excluding stockholders whose stock is held in nominee or street name by brokers.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FIVE-YEAR FINANCIAL DATA

                                                                              Years ended March 31,
--------------------------------------------------------------------------------------------------
(in thousands, except per share data)   1997           1996         1995         1994         1993
--------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Total revenues                     $ 107,365       $116,691      $55,892      $37,542      $31,462
Total cost of revenues                23,246         19,600        9,618        6,478        6,411
Total operating expenses              98,125         69,411       39,057       27,236       24,431
Operating income (loss)              (14,006)        27,680        7,217        3,828          620
Net income (loss)                     (5,920)        23,002        6,538        3,475          241
Net income (loss) per share          $ (0.16)      $   0.59      $  0.19       $ 0.12      $  0.01
Shares used in computing
  net income (loss) per share         37,488         39,044       34,414       30,018       25,146


All income per share amounts reflect a two-for-one stock split which became effective October 16, 1995.




BALANCE SHEET DATA:

Cash, cash equivalents, and
  short-term investments           $ 102,451       $116,662      $33,981      $27,172      $ 1,290
Working capital                       92,611        119,005       33,273       28,217          827
Total assets                         156,897        155,122       52,430       38,503       12,270
Long-term liabilities                      -              -          136          225          118
Total stockholders' equity           131,916        133,181       39,681       31,860        4,205

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW. The Company completed one acquisition in fiscal 1997, which was accounted for as a pooling of interests. To effect the combination, Macromedia exchanged 600,000 shares of its common stock for all of the common stock of FutureWave Software, Inc. ("FutureWave") (see Note 2 of Notes to Consolidated Financial Statements).

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

    TOTAL REVENUES
----------------------------------------------------
    (in thousands)       1997          1996 % Change
----------------------------------------------------
Product revenue      $103,234      $112,577      (8%)
Service revenue         4,131         4,114       -
-------------------------------------------
Total revenues       $107,365      $116,691      (8%)
                     ======================


The Company derives revenue primarily from software sales to domestic and international distributors, VARs, OEMs, corporate accounts and registered users. To a lesser extent, revenues are also derived from training services and from contracts to provide maintenance to customers. The Company's principal products from which it derived approximately 87% of its fiscal 1997 revenues are Director, FreeHand and Authorware, in both standalone and studio format.

Revenues were lower in fiscal 1997 due to an increased provision for product returns, a decline in technology licensing revenues and modest declines in FreeHand and Authorware revenues, which were partially offset by an increase in overall Director product revenues, despite the slippage of the release of the new version of Director from the fourth quarter of fiscal 1997 to the first quarter of fiscal 1998.

Macintosh-based revenue fell 20%, while Windows-based revenue climbed 26%. Windows product revenues represented 44% of total revenue for fiscal 1997 compared to 34% for fiscal 1996. Service revenue remained constant between fiscal 1997 and fiscal 1996.

        COST OF REVENUES
        ------------------------------------------------------------
        (in thousands)               1997          1996     % Change
--------------------------------------------------------------------
Cost of product revenue           $21,167       $17,295        22%
Cost of service revenue             2,079         2,305       (10%)
-------------------------------------------------------
Total cost of revenues            $23,246       $19,600        19%
                                  =====================
Percentage of total revenues           22%           17%

Cost of product revenue includes cost of goods sold, reserves for excess and obsolete inventory, royalties paid to third parties, and amortization costs related to localization and acquired technology. Cost of product revenue increased as a percentage of product revenues and in absolute dollars due primarily to additional reserves for excess and obsolete inventory built in anticipation of higher revenues.

Cost of service revenue includes technical support personnel and related costs including travel and lodging associated with providing services. These costs decreased as a percentage of service revenue due to high margin Web site advertising revenue which commenced in fiscal 1997 and should continue in fiscal 1998.

                OPERATING EXPENSES
                --------------------------------------------------
                (in thousands)       1997          1996   % Change
------------------------------------------------------------------
Sales and marketing               $59,627       $41,387        44%
Percentage of total revenues           56%           35%
-------------------------------------------------------
Research and development          $30,013       $20,033        50%
Percentage of total revenues           28%           17%
-------------------------------------------------------
General and administrative        $ 8,135       $ 5,466        49%
Percentage of total revenues            8%            5%
-------------------------------------------------------
Merger                            $   350       $ 2,525       (86%)
Percentage of total revenues          -               2%
-------------------------------------------------------

Sales and marketing expenses increased in fiscal 1997 in absolute dollars due to increased headcount and related expenses, costs associated with the restructuring of the sales distribution channel including recruiting, severance costs and the resolution of disputed claims for market development funds, the timing of discretionary marketing expenses such as product launch costs, advertising, direct mail and marketing and promotional efforts associated with new product releases, the recording of uncollectible accounts receivable and increased travel. Expenses increased as a percentage of revenues due to lower sales levels and the recording of the additional expenses discussed above.

Research and development expenses increased in fiscal 1997 in absolute dollars due primarily to planned increases in headcount and higher outside services costs as a result of an increase in products under development. Expenses increased as a percentage of revenues due to lower sales levels.

General and administrative expenses increased in fiscal 1997 in absolute dollars due primarily to planned increases in headcount and costs associated with building the infrastructure required to support the growth of the Company. Expenses increased as a percentage of revenues due to lower sales levels.

Following the acquisition of FutureWave, the Company recorded merger costs in fiscal 1997 of $350,000 which included transaction fees for financial and legal advisers and relocation expenses.

          OTHER INCOME (EXPENSE)
          -----------------------------------------------------
          (in thousands)            1997         1996  % Change
---------------------------------------------------------------
Total other income, net           $4,609       $4,101       12%
Percentage of total revenues           4%           4%
-----------------------------------------------------

Other income increased in fiscal 1997 due primarily to increased interest and investment income earned on higher average cash balances achieved through the Company's secondary offering of common stock in July 1995, offset by foreign exchange losses resulting from increased sales denominated in foreign currencies.

                  PROVISION (BENEFIT) FOR INCOME TAXES
                  ------------------------------------------------------------
                  (in thousands)               1997            1996   % Change
------------------------------------------------------------------------------
Provision (benefit) for income taxes        $(3,477)         $8,779         -
Percentage of total revenues                     (3%)             8%
-------------------------------------------------------------------

The Company realized a benefit of 37% in fiscal 1997, compared to a provision of 28% in fiscal 1996. The tax expense for fiscal 1996 was reduced by $4,555,000 as a result of a reduction in the beginning of year valuation allowance. As of March 31, 1997, the balance in the valuation account is $14,551,000.

                  NET INCOME (LOSS)
                  -----------------------------------------------------
                  (in thousands)       1997             1996   % Change
-----------------------------------------------------------------------
Net income (loss)                   $(5,920)         $23,002         -
Percentage of total revenues             (6%)             20%
------------------------------------------------------------

The decrease in net income (loss) was due primarily to lower revenues and higher operating expenses.


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

        TOTAL REVENUES
        --------------------------------------------------
        (in thousands)     1996           1995    % Change
----------------------------------------------------------
Product revenue        $112,577        $53,528        110%
Service revenue           4,114          2,364         74%
----------------------------------------------
Total revenues         $116,691        $55,892        109%
                       =======================

The growth in product revenue reflected ongoing strength across Macromedia's principal products, which grew 113% in fiscal 1996 resulting from strong market growth and the continuing development of the Company's customer base, indirect sales channels, and strategic partnerships. Service revenue increased by 74% as a result of the Company's strategy to focus on high value-added consulting and to offer additional service and support options.

                  COST OF REVENUES
                  -----------------------------------------------------
                  (in thousands)       1996           1995     % Change
-----------------------------------------------------------------------
Cost of product revenue             $17,295         $8,125         113%
Cost of service revenue               2,305          1,493          54%
----------------------------------------------------------
Total cost of revenues              $19,600         $9,618         104%
                                    ======================
Percentage of total revenues             17%            17%

Cost of product revenue remained constant as a percentage of total revenues as the increase in cost attributable to bringing localization in-house was offset by cost reduction programs.

Cost of service revenue decreased as a percent of service revenue due to an increased number of consulting projects and increased student to teacher class ratios.

                  OPERATING EXPENSES
                  ----------------------------------------------------------------
                  (in thousands)                 1996            1995     % Change
----------------------------------------------------------------------------------
Sales and marketing                           $41,387         $20,181          105%
Percentage of total revenues                       35%             36%
---------------------------------------------------------------------
Research and development                      $20,033         $12,360           62%
Percentage of total revenues                       17%             22%
---------------------------------------------------------------------
General and administrative                    $ 5,466         $ 3,491           57%
Percentage of total revenues                        5%              6%
---------------------------------------------------------------------
Merger, relocation, and reorganization        $ 2,525         $ 3,025          (17%)
Percentage of total revenues                        2%              5%
---------------------------------------------------------------------

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

             OTHER INCOME (EXPENSE)
             ------------------------------------------------------
             (in thousands)           1996         1995    % Change
-------------------------------------------------------------------
Total other income, net             $4,101         $376         991%
Percentage of total revenues             4%           1%

Other income increased in fiscal 1996 due primarily to higher interest income from higher cash balances that were generated from the Company's secondary offering of common stock and normal operations.

               PROVISION FOR INCOME TAXES
               ------------------------------------------------------
               (in thousands)         1996           1995    % Change
---------------------------------------------------------------------
Provision for income taxes          $8,779         $1,055         732%
Percentage of total revenues             8%             2%

After using available net operating loss carryforwards, the Company's effective tax rate for fiscal 1996 was 28%, compared to 14% in 1995. Tax expense for the year was reduced by $4,555,000 as a result of a reduction in the valuation allowance for deferred tax assets. As of March 31, 1996, the balance in the valuation account is $9,646,000.

               NET INCOME
              --------------------------------------------------------
              (in thousands)           1996           1995    % Change
----------------------------------------------------------------------
Net income                          $23,002         $6,538         252%
Percentage of total revenues             20%            12%

The increase in net income was due primarily to higher revenues.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash, cash equivalents and short-term investments of $102,451,000. For fiscal 1997, cash provided by operating activities of $14,045,000 was primarily attributable to increased cash collections of accounts receivable, as well as non-cash charges such as depreciation, amortization and reserves against revenues, accounts receivable and inventory, which more than offset a net loss of $5,920,000. Cash used in investment activities of $31,485,000 was due primarily to purchases totaling $15,217,000 for the land, building, and capital equipment related to the Company's new engineering facility in Redwood Shores, California. Additionally, the Company spent approximately $12,072,000 on capital equipment, primarily for management information systems and engineering equipment, and facilities expansion. The Company anticipates spending approximately $14,000,000 on capital purchases through the end of fiscal 1998. Cash provided by financing activities of $4,008,000 was due primarily to proceeds from the exercise of common stock options. The Company's working capital decreased by $26,394,000 from March 31, 1996 to $92,611,000 at March 31, 1997.

In addition to cash, cash equivalents, and short-term investments, the Company has $15,000,000 available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1997. The Company anticipates that this line of credit will be renewed. As of March 31, 1997, the Company had no borrowings outstanding.

Management believes that existing cash, cash equivalents, and short-term investments, available bank borrowings and cash generated from operations will be sufficient to meet the Company's cash and investment requirements through at least fiscal 1998.



FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Except for the historical information contained in this Annual Report, the matters discussed herein are forward looking statements that involve risks and uncertainties, including those related to management of growth, quarterly fluctuations of operating results, sales of Windows and Macintosh products, impact of competition, the developing multimedia, Internet and on-line services markets, and the other risks detailed below, and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

FLUCTUATIONS OF OPERATING RESULTS; PRODUCT INTRODUCTION DELAYS. The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. A substantial portion of the Company's revenues are derived from its three key products: Director, FreeHand and Authorware, in both standalone and studio format. The Company has in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations. For instance, results for the third quarter were significantly affected by the shipment of a new version of FreeHand and the FreeHand Graphics Studio and by a decline in sales of Director in anticipation of a new version which was originally expected to be released in the fourth quarter of fiscal 1997.

The release of the new version of Director was delayed in order for the Company to perform additional quality assurance testing before releasing the product to the market, causing a significant decline in expected fourth quarter revenue. If the Company does not ship new versions of its products as planned, or sales of existing versions decline, the Company's results of operations in a given quarter could be materially adversely affected.

The Company's quarterly results of operations also may vary significantly depending on the timing of product introductions by competitors, changes in pricing, execution of technology licensing agreements and the volume and timing of orders received during the quarter, which are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop or acquire innovative products, its product and customer mix and the level of competition. The Company's results of operations may also be affected by seasonal trends. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenues do not meet the Company's forecasts, operating results may be materially adversely affected. For example, in fiscal 1997, actual revenues were lower than plan revenues. Since operating expenses were budgeted based on plan revenues and the revenue shortfall was not mitigated by a decline in operating expenses, the Company experienced a substantial loss for fiscal 1997.


DEPENDENCE ON MACINTOSH PLATFORM. A majority of the Company's revenues has been derived from its products for the Macintosh. Although sales of the Company's products for Windows accounted for approximately 44% of total revenue for fiscal 1997 and are expected to become an increasingly important component of the Company's revenues, the Company remains heavily dependent on the sale of products for the Macintosh platform. Apple Computer, Inc. continues to report declining sales of its Macintosh computers, substantial losses and additional restructurings. A continuing leveling-off or decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail-order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON DISTRIBUTORS. A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, mail order, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 24%, 21% and 23% of revenues in fiscal 1997, 1996 and 1995, respectively. Internationally, the Company's products are sold through distributors. The Company's resellers generally offer products of several different companies, including in some cases products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. In addition, the Company believes that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. In addition, distributors are increasingly seeking to return unsold product, particularly when such products have been superseded by a new version or upgrade of a product. If the Company's distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on the Company's revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on the Company's results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS. Macromedia has grown in part because of combinations with other companies. In January 1995, Macromedia acquired Altsys Corporation, which developed the FreeHand graphic design and illustration product whose revenues prior to that date consisted primarily of royalties from Aldus Corporation, which had marketed FreeHand until January 1995, and revenues from Fontographer, software for creating and modifying fonts. In August 1995, the Company acquired Fauve Software, Inc., a developer of image editing software. In December 1995, the Company acquired OSC, a developer of digital audio production software. In March 1996, the Company acquired iband, Inc., a developer of Internet Web site development tools. In December 1996, the Company acquired FutureWave Software, Inc., a developer of Internet graphics and animation software.

Except for FreeHand, none of the acquired products has accounted for a significant portion of the Company's revenues to date. Additionally, there are integration risks associated with merging two companies including financial, administrative and cultural concerns. There can be no assurance that sales of the Company's existing products will either continue at historical rates or increase, or that new products introduced by the Company, whether developed internally or acquired, will achieve market acceptance. The Company's historical rates of growth should not be taken as indicative of growth rates that can be expected in the future.

INTENSE COMPETITION. The markets for the Company's products are highly com-petitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions. For example, the decrease in price of the Authorware Interactive Studio in the second quarter of fiscal 1997 led to an increase in unit sales but resulted in a decrease in revenue as the unit increase was not sufficient to offset the price decrease. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Incorporated ("Adobe"), Aimtech Corporation, Apple Computer, Inc., Asymetrix Corporation, Autodesk, Inc., Corel Corporation ("Corel"), Microsoft Corporation ("Microsoft") and Strata Incorporated. As the Company competes with larger competitors such as Adobe, Corel and Microsoft across a broader range of product lines and different platforms, the Company may face increasing competition from such companies.

RAPIDLY CHANGING TECHNOLOGY. The developing digital media, Internet and online services markets, and the personal computer industry in general, are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to increase functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. Shorter product life cycles may lead to inventory obsolescence problems. In the fourth quarter of fiscal 1997, the Company was adversely affected by the delay in the release of the upgraded version of Director from the fourth quarter of fiscal 1997 to the first quarter of fiscal 1998. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards and provide additional functionality. There can be no assurance that the Company will be successful in these efforts.

RISKS OF INTERNATIONAL OPERATIONS. For the twelve months ended March 31, 1997, the Company derived approximately 51% of its total revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its total revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

As of April 1, 1996, the Company's revenues generated through international sales in certain European countries are denominated in local currency, while expenses continue to be denominated in the local currency of the countries in which the Company has offices. As a result of this program, the Company has entered into hedging contracts to protect it from exchange rate fluctuations. As of March 31, 1997, the contracts outstanding totaled $5,022,000. These contracts are of a short-term duration and the fair value of such contracts equals the market value as of March 31, 1997.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                     CONSOLIDATED BALANCE SHEETS
                                               Macromedia, Inc. and Subsidiaries


                                                                                         March 31,
                                 ----------------------------------------------------------------
                                 (in thousands, except share data)         1997              1996
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  15,397         $  28,829
  Short-term investments                                                 87,054            87,833
  Accounts receivable, less allowance for returns and doubtful
    accounts of $7,786 and $4,377, respectively                           2,315            14,601
  Inventory                                                               1,882             1,568
  Prepaid expenses and other current assets                               3,407             4,275
  Deferred tax assets, short-term                                         7,537             3,840
-------------------------------------------------------------------------------------------------
    Total current assets                                                117,592           140,946
Property and equipment, net                                              34,150            12,219
Other long-term assets                                                    4,185             1,122
Deferred tax assets, long-term                                              970               835
-------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                      $ 156,897         $ 155,122
                                                                      ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $  14,486         $  11,364
  Accrued liabilities                                                     7,537             9,342
  Unearned revenue                                                        2,958             1,235
-------------------------------------------------------------------------------------------------
    Total liabilities                                                    24,981            21,941
Stockholders' equity:
  Common stock, par value $0.001 per share; 80,000,000
    shares authorized; 37,742,965 and 36,413,211 shares
    issued and outstanding as of 1997 and 1996, respectively                 38                36
  Additional paid-in capital                                            133,962           129,591
  Deferred compensation                                                    (149)             (415)
  Unrealized gain on investments                                            297                 -
  Retained earnings (accumulated deficit)                                (2,232)            3,969
-------------------------------------------------------------------------------------------------
    Total stockholders' equity                                          131,916           133,181
-------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                        $ 156,897         $ 155,122
                                                                      ===========================



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Macromedia, Inc. and Subsidiaries


                                                                          Years ended March 31,
          ------------------------------------------------------------------------------------
          (in thousands, except per share data)        1997              1996             1995
----------------------------------------------------------------------------------------------
Revenues:
  Product revenue                                 $ 103,234         $ 112,577         $ 53,528
  Service revenue                                     4,131             4,114            2,364
----------------------------------------------------------------------------------------------
    Total revenues                                  107,365           116,691           55,892
----------------------------------------------------------------------------------------------
Cost of revenues:
  Cost of product revenue                            21,167            17,295            8,125
  Cost of service revenue                             2,079             2,305            1,493
----------------------------------------------------------------------------------------------
    Total cost of revenues                           23,246            19,600            9,618
----------------------------------------------------------------------------------------------
    Gross profit                                     84,119            97,091           46,274
----------------------------------------------------------------------------------------------
Operating expenses:
  Sales and marketing                                59,627            41,387           20,181
  Research and development                           30,013            20,033           12,360
  General and administrative                          8,135             5,466            3,491
  Merger, relocation, and reorganization                350             2,525            3,025
----------------------------------------------------------------------------------------------
    Total operating expenses                         98,125            69,411           39,057
----------------------------------------------------------------------------------------------
    Operating income (loss)                         (14,006)           27,680            7,217
----------------------------------------------------------------------------------------------
Other income (expense):
  Interest and investment income, net                 5,353             4,307            1,135
  Reserve on related party note receivable              -                 -               (507)
  Foreign exchange loss                                (639)              (98)             (88)
  Other                                                (105)             (108)            (164)
----------------------------------------------------------------------------------------------
    Total other income                                4,609             4,101              376
----------------------------------------------------------------------------------------------
    Income (loss) before taxes                       (9,397)           31,781            7,593
Provision (benefit) for income taxes                 (3,477)            8,779            1,055
----------------------------------------------------------------------------------------------
    Net income (loss)                             $  (5,920)        $  23,002         $  6,538
                                                  ============================================
Net income (loss) per share                       $   (0.16)        $    0.59         $   0.19
                                                  ============================================
Weighted average common shares outstanding           37,488            39,044           34,414
                                                  ============================================



See accompanying notes to consolidated financial statements.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               Macromedia, Inc. and Subsidiaries

                                                                                 Years ended March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                                                   Notes
                                                           Common stock              Additional                receivable
                                                                                        paid-in     Deferred         from
                                                        Shares         Amount           capital compensation stockholders
--------------------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1994                       29,459,096         $   15        $  55,380     $       -    $     (89)
  Exercise of stock options                          1,398,302              1            1,037             -            -
  Repurchase of common stock                           (31,500)             -              (40)            -            -
  Common stock issued under
    Employee Stock Purchase Plan                        83,640              -              387             -            -
  Tax benefit from employee stock plans                      -              -              526             -            -
  Common stock issued under stock
    appreciation rights                                 91,070              -              976             -            -
  Adjustment for change in
    Altsys Corporation fiscal year-end                       -              -                -             -            -
  Note receivable repayment                                  -              -                -             -           89
  Foreign currency translation adjustment                    -              -                -             -            -
  Net income                                                 -              -                -             -            -
-------------------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1995                       31,000,608             16           58,266             -            -
  Exercise of stock options                          1,461,806              1            3,467             -            -
  Exercise of warrants                                  11,680              -                -             -            -
  Common stock issued under
    Employee Stock Purchase Plan                        61,732              -            1,011             -            -
  Tax benefit from employee stock plans                      -              -            8,827             -            -
  Sale of common stock in secondary
    offering, net of issuance costs of $435          2,442,676              2           55,844             -            -
  Two-for-one common stock split                             -             15              (15)            -            -
  Adjustment for effect of poolings
    on prior periods                                 1,434,709              2            1,776             -            -
  Deferred compensation -- iband                             -              -              415          (415)           -
  Net income                                                 -              -                -             -            -
-------------------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1996                       36,413,211             36          129,591          (415)           -
  Exercise of stock options                            595,063              1            2,492             -            -
  Common stock issued under
    Employee Stock Purchase Plan                       134,691              -            1,515             -            -
  Adjustment for effect of
     poolings on prior periods                         600,000              1              526             -            -
  Deferred compensation -- iband                             -              -             (162)          266            -
  Unrealized gain on investments                             -              -                -             -            -
  Net loss                                                   -              -                -             -            -
-------------------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1997                       37,742,965         $   38        $ 133,962     $    (149)   $       -
=========================================================================================================================



                                                                      Years ended March 31, 1997, 1996 and 1995
---------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                   Retained          Foreign
                                                  Unrealized        earnings         currency             Total
                                                     gain on    (accumulated      translation       stockholders'
                                                 investments         deficit)     adjustments             equity
---------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1994                     $        -        $(23,237)       $    (209)      $    31,860
  Exercise of stock options                                -               -                -             1,038
  Repurchase of common stock                               -               -                -               (40)
  Common stock issued under
    Employee Stock Purchase Plan                           -               -                -               387
  Tax benefit from employee stock plans                    -               -                -               526
  Common stock issued under stock
    appreciation rights                                    -               -                -               976
  Adjustment for change in
    Altsys Corporation fiscal year-end                     -          (1,902)               -            (1,902)
  Note receivable repayment                                -               -                -                89
  Foreign currency translation adjustment                  -               -              209               209
  Net income                                               -           6,538                -             6,538
---------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1995                              -         (18,601)               -            39,681
  Exercise of stock options                                -               -                -             3,468
  Exercise of warrants                                     -               -                -                 -
  Common stock issued under
    Employee Stock Purchase Plan                           -               -                -             1,011
  Tax benefit from employee stock plans                    -               -                -             8,827
  Sale of common stock in secondary
    offering, net of issuance costs of $435                -               -                -            55,846
  Two-for-one common stock split                           -               -                -                 -
  Adjustment for effect of poolings
    on prior periods                                       -            (432)               -             1,346
  Deferred compensation -- iband                           -               -                -                 -
  Net income                                               -          23,002                -            23,002
---------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1996                              -           3,969                -           133,181
  Exercise of stock options                                -               -                -             2,493
  Common stock issued under
    Employee Stock Purchase Plan                           -               -                -             1,515
  Adjustment for effect of
     poolings on prior periods                             -            (281)               -               246
  Deferred compensation -- iband                           -               -                -               104
  Unrealized gain on investments                         297               -                -               297
  Net loss                                                 -          (5,920)               -            (5,920)
---------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1997                      $     297        $ (2,232)       $       -         $ 131,916
===============================================================================================================



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Macromedia, Inc. and Subsidiaries

                                                                                                          Years ended March 31,
                                    ------------------------------------------------------------------------------------------
                                    (in thousands, except share data)                   1997             1996             1995
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                 $ (5,920)        $ 23,002         $  6,538
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                                    7,766            4,013            2,110
      Tax benefit from employee stock plans                                                -            8,827              526
      Provision for merger-related cost                                                    -            1,628              386
      Reserve on related party note receivable                                             -                -             (507)
      Compensation expense on stock appreciation rights                                    -                -              976
      Deferred compensation                                                              104                -                -
      Deferred income taxes                                                           (3,832)          (4,675)               -
      Changes in operating assets and liabilities, net of effect of mergers:
        Accounts receivable, net                                                      12,330           (6,561)          (1,764)
        Inventory                                                                       (279)              33           (1,139)
        Prepaid expenses and other current assets                                        868           (2,011)          (1,539)
        Accounts payable                                                               3,106            5,357            3,042
        Accrued liabilities                                                           (1,821)           5,085            1,245
        Unearned revenue                                                               1,723           (1,532)           1,433
------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                   14,045           33,166           11,307
------------------------------------------------------------------------------------------------------------------------------


Chart continued on page 24

                                               Macromedia, Inc. and Subsidiaries

                              --------------------------------------------------------------------------------------
                              (in thousands, except share data)             1997              1996              1995
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                                $ (27,289)        $  (9,537)        $ (4,266)
  Purchase of short-term investments                                    (922,987)         (248,741)         (22,855)
  Maturities and sales of short-term investments                         924,063           184,659           16,857
  Other long-term assets                                                  (2,484)           (1,273)             (13)
  Acquisition of intangible assets                                        (2,788)                -                -
--------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                            (31,485)          (74,892)         (10,277)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from secondary offering, net of issuance costs                      -            55,846                -
  Proceeds from issuance of common stock                                   4,008             4,479            1,425
  Other                                                                        -                 -               49
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                            4,008            60,325            1,474
--------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                   -                 -              209
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (13,432)           18,599            2,713
Cash and cash equivalents, beginning of year                              28,829            10,230            9,419
Adjustment for change in Altsys Corporation fiscal year-end                    -                 -           (1,902)
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                 $  15,397         $  28,829         $ 10,230
                                                                       ============================================
Supplemental disclosure of cash flow information:
  Interest paid                                                        $       -         $       3         $     22
                                                                       ============================================

  Income taxes paid                                                    $   3,935         $     920         $    449
                                                                       ============================================

Noncash investing activities:
  Common stock issued in exchange for stock appreciation rights        $       -         $       -         $    976
                                                                       ============================================

  Common stock issued in exchange for FutureWave                       $     526         $       -         $      -
                                                                       ============================================



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Macromedia, Inc. and Subsidiaries
Years ended March 31, 1997, 1996 and 1995



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS. Macromedia, Inc. (the Company), is a provider of software tools for Web publishing, multimedia and graphics. The Company develops, markets and delivers software tools for digital media creation and delivery anywhere for Windows, Macintosh and the Internet and are available to business, education and government customers.

The Company sells its products worldwide through a variety of distribution channels, including original equipment manufacturers (OEMs), traditional software distributors, educational distributors, value-added resellers (VARs), hardware and software superstores, retail dealers, mail order, and direct sales.

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries: Macromedia Europe Limited, located in England; Macromedia Netherlands B.V; Macromedia Ireland Limited; Macromedia Japan KK; and the Company's international branches.

All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated using the exchange rates at the balance sheet date. Translation adjustments are recorded in the statement of operations. Revenues and expenses are translated using average exchange rates prevailing during the year.

USE OF ESTIMATES. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

CONCENTRATION OF CREDIT RISKS. The Company derived approximately 87% of its 1997 revenues from the sale of three products: Director, FreeHand, and Authorware, in both standalone and studio format. The Company expects that its revenues will continue for the foreseeable future to be substantially dependent on these products and that competition for those products will intensify in the future. A decline in sales of any of these products, as a result of competition, technological change, or other factors, would have a material adverse effect on the Company's results of operations.

Credit risk in receivables primarily relates to OEMs, and to dealers and distributors of software products to the retail market. Distributors comprise a significant portion of the Company's revenue and trade receivables. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs in-depth credit evaluations for all new customers and requires letters of credit, bank guarantees and advance payments, if deemed necessary.

For the years ended March 31, 1997, 1996 and 1995, sales to one distributor accounted for 24%, 21% and 23%, respectively, of consolidated revenue. Accounts receivable relating to this customer were $4,019,000 and $3,934,000 as of March 31, 1997 and 1996, respectively.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. Cash equivalents consist of certificates of deposit and money market funds with stated effective maturities of three months or less at the time of purchase. Cash equivalents and all of the Company's short-term investments are classified as "available-for-sale" under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The amortized cost of available-for-sale debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. As required by SFAS No. 115, available-for-sale debt securities are recorded at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders' equity. Realized gains and

                                               Macromedia, Inc. and Subsidiaries



losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in net investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income, net.

The Company's cash equivalents and short-term investments in marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments.

INVENTORY. Inventory consists primarily of software media, hardware product components, manuals, and related packaging materials. Inventory is recorded at the lower of cost or market, determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation of equipment, furniture, and fixtures is provided over estimated useful lives ranging from three to five years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term (two to nine years) or the estimated useful life of the related assets, ranging from three to nine years.

Effective January 1, 1997, the Company reduced the estimated useful life of computer equipment from five to three years for future asset purchases.

REVENUE RECOGNITION. In accordance with SOP 91-1, "Software Revenue Recognition," the Company recognizes revenue from product sales upon shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Revenue from software maintenance contracts is recognized on a straight-line basis over the term of the contract, generally one year. Revenue from consulting, training, and other services is generally recognized on the percentage of completion method.

The Company has entered into agreements whereby it licenses products to OEMs or provides customers the right to multiple copies. These agreements generally provide for nonrefundable fixed fees which are recognized at delivery of the product master or the first copy. If post-contract customer support (PCS) is not included, per copy royalties in excess of the fixed minimum amounts and refundable license fees are recognized as earned. If PCS is included in the contract, revenue is recognized on a straight-line basis over the term of the contract.

The Company maintains an allowance for potential credit losses and an allowance for anticipated returns on products sold to distributors and direct customers.


SOFTWARE DEVELOPMENT COSTS. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, governs accounting for software development costs. This statement provides for capitalization of certain software development costs once technological feasibility is established. The Company believes that software development costs incurred subsequent to technological feasibility have not been material and thus no such costs have been capitalized to date. However, the Company capitalizes the costs paid to third parties to develop localized versions of its software and amortizes such costs to cost of sales at the greater of the amount computed using the ratio of current revenue to total projected revenue or on a straight-line basis over the estimated product life, usually 12 months.

MARKETING COSTS. The Company reimburses certain qualified customers for a portion of the advertising costs related to their promotion of the Company's products. The Company's liability for reimbursement is accrued at the time revenue is recognized as a percentage of the qualified customer's net revenue derived from the Company's products. Advertising expenditures are charged to operations as incurred. Total expenses related to marketing development funds and advertising expenses for 1997 were approximately $13,179,000.

INCOME TAXES. The Company utilizes SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Macromedia, Inc. and Subsidiaries




NET INCOME (LOSS) PER SHARE. Net income per common and common equivalent share is computed using the weighted-average number of common shares outstanding, and common equivalent shares from the exercise of stock options using the treasury stock method. Net loss per common share is computed using the weighted-average number of common shares outstanding.

FUTURE ADOPTION OF NEW ACCOUNTING STANDARD. The Financial Accounting Standards Board recently issued SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company will adopt the new standard during its fiscal 1998 third-quarter ended December 31, 1997, and has not yet determined the effect of adoption.

RECLASSIFICATION. Certain amounts in the accompanying 1996 and 1995 consolidated financial statements have been reclassified in order to conform with the presentation of the 1997 consolidated financial statements.


2. BUSINESS COMBINATIONS

1997 POOLING OF INTERESTS. In December 1996, the Company issued 600,000 shares of its common stock in exchange for all of the common stock of FutureWave Software, Inc., a developer of Internet graphics and animation software. The 1997 merger expenses of $350,000 associated with this acquisition consisted principally of transaction fees for financial and legal advisers. The transaction was accounted for as a pooling of interests. The impact of the pooling on all periods prior to fiscal 1997 is immaterial; therefore, the results for those periods have not been restated. The accounts and operations of the acquired company are included in the Company's consolidated financial statements subsequent to its acquisition.

1996 POOLINGS OF INTERESTS. The Company completed three separate acquisitions in fiscal 1996, as described below, which were accounted for as poolings of interests. The impact of the poolings on all periods prior to fiscal 1996 is immaterial both in the aggregate, as well as individually, and, therefore, results for those periods have not been restated. The accounts and operations of all three of the acquired companies are included in the Company's consolidated financial statements subsequent to their acquisition.

FAUVE. On August 30, 1995, the Company issued 580,000 shares of its common stock in exchange for all of the common stock of Fauve Software, Inc., the developer of xRes, a full-featured image editing and composition application for Macintosh and Windows, and Matisse, a full-color painting program for Windows. The 1996 merger expenses of $400,000 associated with this acquisition consisted principally of transaction fees for financial and legal advisers, and relocation and reorganization expenses.


OSC. On December 2, 1995, the Company acquired the business and operations of OSC pursuant to the exchange of all of the outstanding shares of OSC for 62,001 shares of the Company's common stock. OSC is the developer of DECK II, software for professional quality multi-track music and sound production. The 1996 merger expenses of $225,000 related to this acquisition consisted principally of transaction fees for financial and legal advisers, and relocation and reorganization expenses.

IBAND. Effective March 14, 1996, the Company merged with iband, Inc., a developer of a family of tools used to build dynamic Web sites on the Internet. The transaction was accounted for as a pooling of interests; the Company exchanged 860,000 shares of common stock and stock options for all outstanding shares and stock options of iband.

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

                                               Macromedia, Inc. and Subsidiaries


MERGER WITH ALTSYS CORPORATION. On January 19, 1995, the Company issued approximately 4.3 million shares of its common stock in exchange for all of the common stock of Altsys Corporation (Altsys), a corporation that designs font editing and graphics design software programs for business use. Upon consummation of the merger, the Company issued approximately 45,000 shares of common stock in exchange for previously outstanding Altsys stock appreciation rights. In addition, the Company assumed Altsys stock options to purchase approximately 83,000 shares of the Company's common stock subsequent to the merger (see Note 8).

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

The retained earnings charge for Altsys' quarter ended December 31, 1994, to conform year-ends included a charge of approximately $1.4 million for compensation expense related to the stock appreciation rights and is summarized below (in thousands):


  ----------------------------------------------------
  Revenue                                    $   1,409
                                             =========
  Expenses                                   $  (3,311)
                                             =========
  Net income                                 $  (1,902)
                                             =========


The results of operations for the separate enterprises and the combined amounts presented in the accompanying consolidated statements of income for the nine month period ended December 31, 1994, are summarized below (in thousands):



-----------------------------------
Revenue:
  Macromedia, Inc.          $29,622
  Altsys Corporation          5,272
-----------------------------------
Combined                    $34,894
                            =======

Net income:
  Macromedia, Inc.          $ 4,702
  Altsys Corporation             36
-----------------------------------
Combined                    $ 4,738
                            =======


There were no significant transactions between the Company and Altsys prior to the combination, which required elimination, and no adjustments were required to conform accounting policies.


The 1995 merger expense of $3,025,000 relates to costs incurred in connection with the merger of the Company and Altsys. These costs consisted principally of a finder's fee, transaction fees for advisers, financial printing and other related charges, and the cancellation of a contractual agreement.


3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments amounted to $9,188,000 and $87,054,000, respectively, as of March 31, 1997. As of March 31, 1996, cash equivalents and short-term investments were $16,545,000 and $87,833,000,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Macromedia, Inc. and Subsidiaries


respectively. Cash equivalents and short-term investments have been classified as available-for-sale securities and as of March 31, 1997 and 1996 consisted of the following:

                   -----------------------------------------------------
                   (in thousands)                   1997            1996
------------------------------------------------------------------------
Corporate notes                                 $  6,009        $  7,553
Corporate bonds                                   16,786          31,738
Commercial paper                                  24,999          38,942
United States government debt securities          39,260           8,028
Money market funds                                 1,021           5,502
Certificate of deposit                             8,167          12,615
------------------------------------------------------------------------
                                                $ 96,242        $104,378
                                                ========================

Available-for-sale securities as of March 31, 1997, consisted of the following, by contractual maturity (in thousands):

  ----------------------------------------------------
  Due in one year or less                     $ 83,387
  Due in one to three years                     12,855
------------------------------------------------------
                                              $ 96,242
                                              ========

The Company's available-for-sale securities are carried at market value and as of March 31, 1997, included a net unrealized gain of $297,000, principally from U.S. government debt securities.

4. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 1997 and 1996, consisted of the following:

                --------------------------------------
                (in thousands)           1997     1996
  ----------------------------------------------------
  Land                                 $7,026  $     -
  Computer equipment                   18,664   13,163
  Computer software                     2,979       -
  Office equipment and furniture        8,249    6,074
  Leasehold improvements                3,357    1,237
  ----------------------------------------------------
                                       40,275   20,474
  Less accumulated depreciation        13,339    8,255
  ----------------------------------------------------
                                       26,936   12,219
  Construction in progress - building   7,214       -
  ----------------------------------------------------
                                      $34,150  $12,219
                                      ================

Depreciation and amortization expense for the years ended March 31, 1997, 1996, and 1995, was $5,084,000, $2,993,000, and $1,603,000, respectively.

5. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 1997 and 1996, consisted of the following:

                          -----------------------------------------------------
                          (in thousands)             1997                  1996
-------------------------------------------------------------------------------
Accrued self insurance                             $  384                $  282
Accrued compensation                                  649                   747
Accrued fringe benefits                             1,255                   921
Accrued marketing development funds                 3,308                 2,408
Taxes payable                                         146                 3,468
Other accrued expenses                              1,795                 1,516
-------------------------------------------------------------------------------
  Total                                            $7,537                $9,342
                                                   ============================

                                       29

                                               Macromedia, Inc. and Subsidiaries



6. LINE OF CREDIT

The Company has a $15,000,000 unsecured line of credit with a bank with interest at the bank's prime rate which expires on July 15, 1997. Certain financial covenants under the agreement become effective when borrowings commence. As of March 31, 1997, no borrowings had been made on this line of credit.


7. INCOME TAXES

The components of the provision for income taxes (benefit) for the years ended March 31, 1997, 1996, and 1995, are as follows:

                  --------------------------------------------------------------------------------------------
                  (in thousands)                           1997                    1996                   1995
--------------------------------------------------------------------------------------------------------------
Current:
  Federal                                               $     -                 $ 3,519                 $  199
  State                                                      13                     765                    100
  Foreign                                                   342                     343                    230

   Total current                                            355                   4,627                    529
Deferred:
  Federal                                                (3,091)                 (3,197)                     -
  State                                                    (741)                 (1,478)                     -
--------------------------------------------------------------------------------------------------------------
   Total deferred                                        (3,832)                 (4,675)                     -
--------------------------------------------------------------------------------------------------------------
Add charge in lieu of taxes attributable
  to employee stock plans                                     -                   8,827                    526
--------------------------------------------------------------------------------------------------------------
   Total                                                $(3,477)                $ 8,779                 $1,055
                                                        ======================================================

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income before income taxes for the years ended March 31, 1997 and 1996, and 34% for the year ended March 31, 1995, as a result of the following:

                  -------------------------------------------------------------------------
                  (in thousands)                  1997               1996              1995
-------------------------------------------------------------------------------------------
Computed tax at statutory rate                 $(3,289)          $ 11,123           $ 2,582
State taxes                                       (473)               497               485
Foreign taxes                                        -                  -               230
Pre-acquisition taxes of Altsys                      -                  -               184
Nondeductible acquisition costs                      -                768                 -
Change in beginning of year valuation
  allowance on deferred tax assets                   -             (4,555)           (2,582)
Alternative minimum tax                              -                  -               156
Other                                              285                946                 -
-------------------------------------------------------------------------------------------
   Total                                       $(3,477)          $  8,779           $ 1,055
                                               ============================================


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 1997 and 1996, is presented as follows:

                       ----------------------------------------------------
                       (in thousands)                 1997             1996
---------------------------------------------------------------------------
Reserves, accruals, and other                      $ 7,900          $ 3,995
Net operating loss carryforward (federal)           11,088            6,931
Net operating loss carryforward (state)                299              140
Credit for increasing research activities            3,225            2,854
Other credits                                          546              401
---------------------------------------------------------------------------
   Total deferred tax assets                        23,058           14,321
Less valuation allowance                            14,551            9,646
---------------------------------------------------------------------------
   Net deferred tax assets                         $ 8,507          $ 4,675
                                                   ========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Macromedia, Inc. and Subsidiaries


As of March 31, 1997, the Company has available federal and state net operating loss carryforwards of approximately $32,000,000 and $5,000,000, respectively. The Company also has unused research and alternative minimum tax credit carryforwards of approximately $2,200,000 and $1,600,000 for federal and California purposes, respectively. If not utilized, net operating loss carryforwards and the credit carry-forwards will expire in fiscal years 2002 through 2012.

Approximately $13,200,000 of the valuation allowance for deferred tax assets is attributable to employee stock plans, the benefit from which will be allocated to paid-in capital rather than current earnings when subsequently recognized. The Company's ability to utilize the loss carryforwards and certain research credit carryforwards are subject to limitations pursuant to the ownership change rules of Internal Revenue Code, Section 382. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.


8. STOCKHOLDERS' EQUITY


STOCK SPLIT. Effective October 16, 1995, the Company completed a 2-for-1 stock split of its common stock which was effected in the form of a stock dividend. In this report, all per share amounts and number of shares have been retroactively restated to reflect the stock split.

PREFERRED STOCK. The Company is authorized to issue 5,000,000 shares of convertible preferred stock with a par value of $0.001 per share.

STOCK OPTION PLANS. As of March 31, 1997, there are stock options outstanding in connection with the following stock option plans:


      (i)   MacroMind 1989 Incentive and Nonstatutory Stock Option Plans
      (ii)  Paracomp 1989 Stock Option Plan
      (iii) Authorware 1988 Stock Option Plan
      (iv)  1992 Equity Incentive Plan (EIP)
      (v)   1993 Employee Stock Purchase Plan (ESPP)
      (vi)  1993 Directors Stock Option Plan

The options outstanding under the plans indicated at (i) through (iii) (Prior Plans) above were assumed as a result of the Company being the successor company resulting from merger activities.

The EIP provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses. The total number of shares reserved pursuant to the EIP as of March 31, 1997, was 10,800,000 shares. Any shares issuable upon exercise of options granted pursuant to the Prior Plans that expire or become unexercisable for any reason without having been exercised in full shall no longer be available for distribution under the Prior Plans, but shall be available for distribution under the EIP.

The 1993 Employee Stock Purchase Plan and the 1993 Directors Stock Option Plan have reserved 400,000 and 300,000 shares of common stock, respectively, for issuance under those plans. Under the ESPP and subject to certain limitations, employees may purchase, through payroll deductions of 2 to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. As of March 31, 1997, 280,063 shares had been issued under the plan.

In connection with the Altsys and iband acquisitions, all of the outstanding options to purchase Altsys and iband common stock were converted into options to purchase the Company's common stock. All of the Company's options converted from Altsys options were exercised as of March 31, 1995.

During fiscal 1997, the Company granted non-plan options to its President at the time of hire, to acquire 1,000,000 shares of common stock at an exercise price of $15.00 per share, representing the fair market value of the stock at the time of grant.

Stock options are granted at a price equal to fair market value at the time of the grant and normally vest over four years from the date of grant. The options expire 10 years from the date of grant and are normally canceled three months after an employee's termination.

                                               Macromedia, Inc. and Subsidiaries


The following summarizes stock option activity for the years ended March 31, 1997, 1996, and 1995:

                                --------------------------------------------------
                                                                          Weighted-
                                   Number          Exercise price          average
                                of shares               per share   exercise price
----------------------------------------------------------------------------------
  Options outstanding
    as of March 31, 1994        4,879,928          $0.20 -   9.63         $ 1.816
     Granted                    3,330,794            4.75 - 16.50           9.034
     Exercised                 (1,398,302)           0.20 - 10.94           0.856
     Canceled                  (1,067,256)           0.22 - 10.94           5.730
---------------------------------------------------------------------------------
  Options outstanding
    as of March 31, 1995        5,745,164            0.20 - 16.50           5.508
     Granted                    2,426,215            0.31 - 41.31          25.194
     Exercised                 (1,461,806)           0.20 - 36.88           2.364
     Canceled                    (346,547)           0.34 - 40.00          14.075
---------------------------------------------------------------------------------
  Options outstanding
    as of March 31, 1996        6,363,026            0.20 - 41.31          13.270
     Granted                    5,291,715            8.44 - 44.50          15.581
     Exercised                   (595,063)           0.20 - 40.00           4.194
     Canceled                  (2,600,123)           0.31 - 40.00          25.530
---------------------------------------------------------------------------------
  Options outstanding
    as of March 31, 1997        8,459,555           $0.20 - 44.50         $12.200
                                =================================================

As of March 31, 1997, 1996 and 1995 options to purchase 3,067,496, 1,869,848 and
907,499 shares of common stock, respectively, were exercisable under the plans.

The weighted-average fair value of options granted during the years ended March 31, 1997 and 1996, was $9.049 and $16.084, respectively.

The Company has recorded deferred compensation of $415,000 for the difference between the grant price and the deemed fair value of the common stock underlying the options issued in connection with the iband acquisition in March 1996. This amount is amortized over the vesting period of the individual options, generally four years. The remaining balance as of March 31, 1997, is $149,000.

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share for the year ended March 31, 1997, and the pro forma net income and pro forma net income per share for the year ended March 31, 1996, would have been increased as indicated below:

                          -----------------------------------------------------
                          (in thousands)              1997                 1996
-------------------------------------------------------------------------------
Pro forma net income (loss):
  As reported                                   $   (5,920)          $   23,002
  Adjusted pro forma                               (13,838)              20,602

Pro forma net income (loss) per share:
  As reported                                   $    (0.16)       $        0.59
  Adjusted pro forma                                 (0.37)                0.53
                                                ===============================

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:

                                           --------------
                                            1997     1996
---------------------------------------------------------
  Weighted-average risk free rate           6.27%    5.77%
  Expected life (years)                     3.00     3.00
  Volatility                               83.00    83.00
  Dividend yield                               -        -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Macromedia, Inc. and Subsidiaries




The following table summarizes information about fixed stock options outstanding as of March 31, 1997:

                                             Options outstanding                         Options exercisable
                                --------------------------------------------      --------------------------------
                                                  Weighted-
                                                   average          Weighted                           Weighted-
                                Number of        remaining           average      Number of              average
  Range of exercise prices        options contractual life    exercise price        options       exercise price
----------------------------------------------------------------------------------------------------------------
From $ 0.20 to $ 0.96             658,185             5.52       $     0.595        642,976          $     0.601
From $ 1.44 to $ 3.00             373,026             6.30             2.840        327,510                2.831
From $ 3.50 to $ 5.25             729,658             7.14             4.844        482,531                4.771
From $ 6.00 to $ 9.00             448,206             8.84             7.774        323,104                7.772
From $ 9.31 to $13.00           1,627,278             8.49            11.261        511,870               11.179
From $14.69 to $22.00           4,305,078             9.11            15.627        671,572               16.395
From $22.38 to $32.75             268,461             8.60            26.702         93,931               25.942
From $34.00 to $44.50              49,663             8.84            39.692         14,002               39.383
----------------------------------------------------------------------------------------------------------------
From $ 0.20 to $44.50           8,459,555             8.39       $    12.200      3,067,496          $     8.426
                                =========                                         =========



On May 6, 1997, the Company's Board of Directors approved a repricing of approximately 4.9 million outstanding stock options held by existing employees, excluding the Company's Chairman and President, to the current fair market value of the Company's stock.

                                               Macromedia, Inc. and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES

ROYALTIES. The company has entered into agreements with third parties that provide for royalty payments based on a per unit wholesale price of certain products.

LEASES. The Company leases office space and certain equipment under operating leases, certain of which contain renewal and purchase options.

Future minimum payments under operating leases with an initial term of more than one year are summarized as follows (in thousands):


  ----------------------------------------------------
  1998                                       $   3,676
  1999                                           3,544
  2000                                           3,112
  2001                                           2,474
  2002                                           2,539
  Thereafter                                    10,702
  ----------------------------------------------------
  Total minimum lease payments               $  26,047
                                             =========

Rent expense was $2,994,000, $1,774,000, and $1,131,000 for the years ended March 31, 1997, 1996, and 1995, respectively.

LITIGATION. The Company is also subject to various legal matters that arise in the normal course of business. In the opinion of management, any liability resulting from the disposition of such matters would not have a material adverse effect on the financial position of the Company.


10. FOREIGN CURRENCY FORWARD CONTRACTS


The Company entered into various forward exchange contracts as of March 31, 1997. The future value of these contracts is subject to market risk resulting from foreign currency exchange rate volatility. The Company has marked-to-market these contracts with the resulting gain (loss) recorded in the statement of operations.

                            -----------------------
                              Fair         Contract
                             value           amount
---------------------------------------------------
Forward contracts:
Buy currency                $  658          $  658
Sell currency                4,399           4,364

Contracts mature on May 30, 1997.

Current market rates were used to estimate the fair value of foreign currency forward contracts.


11. EMPLOYEE BENEFITS

The Company maintains a profit sharing salary deferral 401(k) defined contribution benefit plan that covers all employees who have attained 21 years of age and completed at least 1,000 hours of service. This plan allows employees to defer up to 15% of their pretax salary in certain investments at the discretion of the employee. Employer contributions are made at the discretion of the Company's Board of Directors. Employer contributions made to the plan during the years ended March 31, 1997, 1996, and 1995, were $447,000, $291,000, and zero respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Macromedia, Inc. and Subsidiaries



12. RELATED PARTY


Included in other long-term assets is a full recourse loan of $2,000,000 that was extended to the Company's President during fiscal 1997 and is secured by a personal residence. The principal and accrued interest is due in full on November 1, 1999. As of March 31, 1997, the unpaid balance was $2,000,000 with additional accrued interest of $50,000. In addition, a full recourse loan of $410,000 was extended to a Vice President and General Manager in 1997 and is secured by a personal residence. The principal and accrued interest is due in full on January 28, 2002. As of March 31, 1997, the unpaid balance was $410,000 with additional accrued interest of approximately $4,000.


13. INFORMATION BY GEOGRAPHIC AREA

The Company's operations outside the United States consist of sales offices of wholly owned subsidiaries in Japan, the United Kingdom, the Netherlands, the Republic of Ireland, and international branches. Domestic operations are responsible for the design and development of all products, as well as shipping to meet worldwide customer commitments. The foreign sales offices receive a commission on export sales within the territory. Accordingly, for financial statement purposes, it is not meaningful to segregate operating profit (loss) for the foreign sales offices. The distribution of net revenues and identifiable assets by geographic areas for the years ended March 31, 1997, 1996, and 1995, follows:

                  -----------------------------------------------------
                  (in thousands)                1997      1996     1995
  ---------------------------------------------------------------------
  Net revenues:
    United States                            $52,534   $67,560  $37,367
    Europe                                    24,721    28,089    8,696
    Pacific Rim                               30,110    21,042    9,829
  ---------------------------------------------------------------------
    Total net revenues                      $107,365  $116,691  $55,892
                                            ===========================

  Identifiable assets:
    United States                           $153,615  $154,166  $54,900
    Europe                                     5,255       470      278
    Pacific Rim                                2,256     1,479      228
    Eliminations                              (4,229)     (993)  (2,976)
  ---------------------------------------------------------------------
    Total assets                            $156,897  $155,122  $52,430
                                            ===========================

                                     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                                              Macromedia, Inc. and Subsidiaries



Summarized quarterly financial information for fiscal years 1997 and 1996 is as follows:


                                                                Quarter ended
            ---------------------------------------------------------------------------------------------------------------
            (in thousands, except per share data)
                                                                                                                     Fiscal
Fiscal Year                               June 30     September 30       December 31           March 31         year totals
---------------------------------------------------------------------------------------------------------------------------
1997:
  Total revenues                          $35,010          $31,025          $ 28,104           $ 13,226           $ 107,365
  Gross profit                             29,576           26,520            22,542              5,481              84,119
  Operating income (loss)                   8,953            5,455            (3,390)           (25,024)            (14,006)
  Net income (loss)                         7,120            4,610            (2,359)           (15,291)             (5,920)
  Net income (loss) per share(a)             0.18             0.12             (0.06)             (0.41)              (0.16)

---------------------------------------------------------------------------------------------------------------------------
1996:
  Total revenues                          $23,857          $27,301          $ 30,926           $ 34,607           $ 116,691
  Gross profit                             19,632           22,626            25,651             29,182              97,091
  Operating income                          5,231            6,725             8,800              6,924              27,680
  Net income                                4,423            5,417             7,152              6,010              23,002
  Net income per share(a)                    0.13             0.15              0.18               0.15                0.59


(a) See Note 1 of notes to consolidated financial statements for an explanation of the determination of the number of shares used in computing net income (loss) per share.

INDEPENDENT AUDITORS' REPORT
Macromedia, Inc. and Subsidiaries

THE BOARD OF DIRECTORS
MACROMEDIA, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of Macromedia, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Altsys Corporation, a company acquired by Macromedia, Inc. in a business combination accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements, which statements reflect total revenues constituting 9% in fiscal 1995 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Altsys Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macromedia, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG PEAT MARWICK LLP
-------------------------


Palo Alto, California
May 6, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

                                    PART III

Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

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

The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section in the Company's proxy statement entitled " Section 16(a) Beneficial Ownership Reporting Compliance."

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Report:

        1. Financial Statements. The following Consolidated Financial Statements of Macromedia, Inc. and Subsidiaries are incorporated by reference from Part II, Item 8 of this Form 10-K:

                                                                                                PAGE
                                                                                                ----
Consolidated Balance Sheets - March 31, 1997 and 1996                                            20
Consolidated Statements of Operations - Years Ended March 31, 1997, 1996, and 1995               21
Consolidated Statements of Stockholders' Equity - Years Ended
  March 31, 1997, 1996 and 1995                                                                  22
Consolidated Statements of Cash Flows - Years Ended March 31, 1997,
  1996, and 1995                                                                                 23
Notes to Consolidated Financial Statements                                                       25
Report of KPMG Peat Marwick LLP                                                                  37

        2. Financial Statement Schedule. The following financial statement schedule of Macromedia, Inc. and Subsidiaries for the fiscal years ended March 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Macromedia, Inc.

SCHEDULE                                                                                      PAGE
--------                                                                                      ----
II Valuation and Qualifying Accounts                                                            46

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

        3.  Exhibits

EXHIBIT
NUMBER                              EXHIBIT TITLE
------                              -------------
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

3.04           Amendment to Registrant's Bylaws effective October 15, 1993.
               (Incorporated herein by reference to exhibit 3.03 to the Form S-1).

4.01           Investor Rights Agreement, dated as of March 31, 1992, as amended
               April 1, 1992, between the Registrant and various investors.
               (Incorporated herein by reference to exhibit 4.01 to the Form
               S-1).

EXHIBIT
NUMBER                              EXHIBIT TITLE
------                              -------------
4.02           Amendment Number 2 to the Investor Rights Agreement effective
               January 20, 1995. (Incorporated herein by reference to exhibit
               4.02 to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended March 31, 1995 (the "March 31, 1995 10-K")).

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

4.05           Amendment Number Five to the Investor Rights Agreement
               (Incorporated herein by reference to exhibit 4.06 to Form S-3
               (File number 333-644), declared effective February 8, 1996).

4.06           Amendment Number Six to Investor Rights Agreement, effective
               March 14, 1996 (Incorporated herein by reference to exhibit 4.06 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "March 31, 1996 10-K")).

4.07           Amendment Number Seven to Investor Rights Agreement, effective
               December 31, 1996.

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

10.06* 1993 Employee Stock Purchase Plan. (Incorporated herein by reference to exhibit 10.06 to the March 31, 1996 10-K).

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

10.10*         Employment and Noncompetition Agreement with James R. Von Ehr II.
               (Incorporated herein by reference to exhibit 10.13 to the December 31, 1994 10-Q).

EXHIBIT
NUMBER                              EXHIBIT TITLE
------                              -------------
10.11          Lease Agreement by and between Registrant and Toda Development,
               Inc. dated June 27, 1991 as amended. (Incorporated herein by reference to exhibit 10.07 to the Form S-1).

10.12 Third amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated November 7, 1994 and fourth amendment to Lease Agreement by and between Registrant and Toda
               Development, Inc. dated April 6, 1995. (Incorporated herein by reference to exhibit 10.14 to the March 31, 1995 10-K).

10.13          Fifth Amendment to Lease Agreement by and between Registrant and
               Toda Development, Inc. dated August 31, 1995 and sixth amendment to Lease Agreement by and between Registrant and Toda
               Development, Inc. dated October 31, 1995. (Incorporated herein by reference to exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995).

10.14 Seventh Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated December 15, 1995 and Eighth
               Amendment to Lease Agreement by and between Registrant and Toda
               Development, Inc. dated January 25, 1996 and Ninth Amendment to
               Lease Agreement by and between Registrant and Toda Development,
               Inc. dated February 21, 1996 and Tenth Amendment to Lease
               Agreement by and between Registrant and Toda Development, Inc.
               dated April 30, 1996 and Eleventh Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated June 13,
               1996. (Incorporated herein by reference to exhibit 10.15 to the March 31, 1996 10-K).

10.15 Twelfth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated November 26, 1996 and Thirteenth
               Amendment to Lease Agreement by and between Registrant and Toda
               Development, Inc. dated February 25, 1997 and Fourteenth
               Amendment to Lease Agreement by and between Registrant and Toda
               Development, Inc. dated February 25, 1997.

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

10.19**        Distribution Agreement by and between the Registrant and Ingram
               Micro, Inc. dated March 28, 1996. (Incorporated herein by reference to exhibit 10.19 to the March 31, 1996 10-K).

10.20* Employment Agreement between the Registrant and Robert K. Burgess dated August 25, 1996. (Incorporated herein by reference to exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.21*         Employment Agreement between the Registrant and James White dated
               January 1, 1997.

10.22*         Employment Agreement between the Registrant and John C. Parsons,
               Jr. dated February 17, 1997.

11.01          Statement regarding computation of per share earnings (loss).

21.01          List of Registrant's subsidiaries.

23.01          Consent of KPMG Peat Marwick LLP, Independent Auditors.

23.02          Consent of Arthur Andersen LLP, Independent Auditors.

24.01          Power of Attorney (see page 45 of this Form 10-K).

27.01          Financial Data Schedule.

*       Represents a management contract or compensatory plan or arrangement

** Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been redacted and marked with a double asterisk. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.

(b) Reports on Form 8-K: No reports on Form 8-K were required to be filed for the quarter ended March 31, 1997.

        With the exception of the information incorporated by reference to the Proxy Statement in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.

(c)     See Item 14(a)(3) above.

(d)     See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MACROMEDIA, INC.

                                            By: /s/ Robert K. Burgess
                                            Robert K. Burgess
                                            President
                                            Dated:  June 27, 1997

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert K. Burgess and John C. Parsons, Jr., jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

        SIGNATURE                                       TITLE                              DATE
        ---------                                       -----                              ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ Robert K. Burgess               President                                          June 27, 1997
Robert K. Burgess

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ John C. Parsons, Jr.            Vice President of Finance and                      June 27, 1997
John C. Parsons, Jr.                Operations, Chief Financial Officer
                                    and Secretary

ADDITIONAL DIRECTORS:

/s/ John C. Colligan                Chairman of the Board of Directors                 June 27, 1997
John C. Colligan

/s/ Kevin F. Crowder                Director                                           June 27, 1997
Kevin F. Crowder

/s/ L. John Doerr                   Director                                           June 27, 1997
L. John Doerr

/s/ C. Richard Kramlich             Director                                           June 27, 1997
C. Richard Kramlich

/s/ John C. Laing                   Director                                           June 27, 1997
John C. Laing

/s/ Donald L. Lucas                 Director                                           June 27, 1997
Donald L. Lucas

/s/ William B. Welty                Director                                           June 27, 1997
William B. Welty

/s/ James R. Von Ehr II             Director                                           June 27, 1997
James R. Von Ehr II

                        MACROMEDIA, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                               BALANCE AT    CHARGED TO                   BALANCE
                                               BEGINNING     COSTS AND                    AT END
             DESCRIPTION                       OF PERIOD     EXPENSES      DEDUCTIONS     OF PERIOD
             -----------                       ---------     --------      ----------     ---------
Allowance for Doubtful Accounts
  Year Ended March 31, 1997                       $  935        $1,385        $1,348         $  972
  Year Ended March 31, 1996                       $  399        $  740        $  204         $  935
  Year Ended March 31, 1995                       $  321        $  243        $  165         $  399

Allowance for Returns
  Year Ended March 31, 1997                       $3,442       $16,009       $12,637         $6,814
  Year Ended March 31, 1996                       $1,088       $ 8,923       $ 6,569         $3,442
  Year Ended March 31, 1995                       $  639       $ 3,791       $ 3,342         $1,088

Allowance for Obsolete Inventory
  Year Ended March 31, 1997                       $  754        $3,830        $  675         $3,909
  Year Ended March 31, 1996                       $  533        $  805        $  584         $  754
  Year Ended March 31, 1995                       $  160        $  373        $    -         $  533

EXHIBIT
NUMBER                                  DESCRIPTION                                 PAGE
------                                  -----------                                 ----
 4.07          Amendment Number Seven to Investor Rights Agreement, effective
               December 31, 1996                                                     49

10.04*         1992 Equity Incentive Plan and related documents, as amended to
               date                                                                  55

10.15          Twelfth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated November 26, 1996 and Thirteenth
               Amendment to Lease Agreement by and between Registrant and Toda
               Development, Inc. dated February 25, 1997 and Fourteenth
               Amendment to Lease Agreement by and between Registrant and Toda
               Development, Inc. dated February 25, 1997                             70

10.21*         Employment Agreement between Registrant and James White dated
               January 1, 1997                                                       80

10.22*         Employment Agreement between Registrant and John C. Parsons, Jr.
               dated February 17, 1997                                               98

11.01          Statement regarding computation of per share earnings (loss)         105

21.01          List of Registrant's subsidiaries                                    107

23.01          Consent of KPMG Peat Marwick LLP, Independent Auditors               109

23.02          Consent of Arthur Andersen LLP, Independent Auditors                 111

27.01          Financial Data Schedule                                              113

*       Represents a management contract or compensatory plan or arrangement