Form 10-Q
period 1997-06-30
MACROMEDIA INC
filed 1997-08-14
CIK 913949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

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

As of July 31, 1997, there were outstanding 38,024,789 shares of the Registrant's Common Stock, par value $0.001 per share.

This Report, including exhibits, consists of 17 sequentially numbered pages. The Index to Exhibits appears on sequentially numbered page 14.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                                      INDEX

PART  I - FINANCIAL INFORMATION                                                             Page
                                                                                            ----
ITEM 1.    FINANCIAL STATEMENTS
                  Condensed Consolidated Balance Sheets
                  June 30, 1997 and March 31, 1997                                           3

                  Condensed Consolidated Statements of Operations
                  Three Months Ended June 30, 1997 and 1996                                  4

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended June 30, 1997 and 1996                                  5

                  Notes to Condensed Consolidated Financial Statements                       6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     7

PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                 12

           SIGNATURES                                                                       13

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                        MACROMEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                         June 30,             March 31,
                                                                                           1997                 1997
                                                                                         --------             ---------
ASSETS

Current assets:
         Cash and cash equivalents                                                        $  24,849            $ 15,397
         Short-term investments                                                              66,415              87,054
         Accounts receivable, net                                                             7,828               2,315
         Inventory                                                                            1,064               1,882
         Prepaid expenses and other current assets                                            3,233               3,407
         Deferred tax assets, short-term                                                      7,537               7,537
                                                                                          ---------            --------
                  Total current assets                                                      110,926             117,592
Property and equipment, net                                                                  38,032              34,150
Other long-term assets                                                                        4,480               4,185
Deferred tax assets, long-term                                                                  969                 970
                                                                                           ========            ========
                  Total assets                                                             $154,407            $156,897
                                                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                                  $ 12,916            $ 14,486
         Accrued liabilities                                                                  6,270               7,537
         Unearned revenue                                                                     3,170               2,958
                                                                                          ---------            --------
                  Total current liabilities                                                  22,356              24,981
         Long-term liabilities                                                                  192                   0
                                                                                          ---------            --------
                  Total liabilities                                                          22,548              24,981

Stockholders' equity:
         Common stock, par value $0.001 per share; 80,000,000 shares authorized;
           37,981,368 and 37,742,965 shares issued and outstanding at June 30,
           1997 and
           March 31, 1997, respectively                                                          38                  38
         Additional paid-in capital                                                         134,830             133,962
         Deferred compensation                                                                 (137)               (149)
         Unrealized gain on investments                                                         599                 297
         Accumulated deficit                                                                 (3,471)             (2,232)
                                                                                          ---------            --------
                  Total stockholders' equity                                                131,859             131,916
                                                                                          ---------            --------

                  Total liabilities and stockholders' equity                              $ 154,407           $ 156,897
                                                                                           ========            ========


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                 Three months ended
                                                                      June 30,
                                                          --------------------------------
                                                            1997                     1996
                                                          -------                  -------
Revenues                                                  $27,329                  $35,010
Cost of revenues                                            4,568                    5,434
                                                          -------                  -------
         Gross profit                                      22,761                   29,576
Operating expenses:
     Sales and marketing                                   14,340                   12,186
     Research and development                               8,701                    6,912
     General and administrative                             2,610                    1,525
                                                          -------                  -------
         Total operating expenses                          25,651                   20,623
                                                          -------                  -------
              Operating (loss) income                      (2,890)                   8,953
Other income (expense), net                                 1,094                    1,366
                                                          -------                  -------
(Loss) income before income taxes                          (1,796)                  10,319
Benefit / (provision) for income taxes                        557                   (3,199)
                                                          =======                  =======
               Net (loss) income                         $ (1,239)                 $ 7,120
                                                          =======                  =======

 Net (loss) income per share                             $  (0.03)                 $  0.18
                                                          =======                  =======

Weighted average common shares outstanding                 37,866                   40,572
                                                          =======                  =======


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Three months ended June 30,
                                                                                   ------------------------------
                                                                                     1997                  1996
                                                                                   --------              --------
Cash flows from operating activities:
     Net (loss) income                                                             $(1,239)              $  7,120
     Adjustments to reconcile net (loss) income to net cash (used in)/ provided by operating activities:
         Depreciation and amortization                                               2,374                  1,380
         Deferred compensation                                                          12                      0
         Unrealized gains on investments                                               302                      0
         Changes in operating assets and liabilities, net of effect of mergers:
             Accounts receivable, net                                               (5,513)                  (394)
             Inventory                                                                 818                   (455)
             Prepaid expenses and other current assets                                 174                    546
             Accounts payable                                                       (1,570)                (1,420)
             Accrued liabilities                                                    (1,267)                 2,634
             Unearned revenue                                                          212                   (743)
             Other current liabilities                                                  --                   (142)
             Other long-term liabilities                                               192                    (18)
                                                                                   -------               --------

                  Net cash (used in)/provided by operating activities               (5,505)                 8,508
                                                                                   -------               --------

Cash flows from investing activities:
         Capital expenditures                                                       (5,860)               (10,019)
         Net sales/(purchases) of available-for-sale investments                      20,639                (11,621)
         Other long-term assets                                                       (690)                  (534)
                                                                                   -------               --------

                  Net cash provided by/(used in) investing activities               14,089                (22,174)
                                                                                   -------               --------

Cash flows from financing activities:
         Proceeds from issuance of common stock                                        868                  1,212
                                                                                   -------               --------

                  Net cash provided by financing activities                            868                  1,212
                                                                                   -------               --------

Increase/(decrease) in cash and cash equivalents                                     9,452                (12,454)
Cash and cash equivalents, beginning of period                                      15,397                 28,829
                                                                                   -------               --------

Cash and cash equivalents, end of period                                           $24,849               $ 16,375
                                                                                   =======               ========

Supplemental disclosure of cash flow information:

         Interest paid during period                                               $     0               $      0
                                                                                   =======               ========

         Income taxes paid                                                         $    85               $    396
                                                                                   =======               ========


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PREPARATION

The condensed consolidated financial statements at June 30, 1997 and for the three months ended June 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results for the fiscal year ending March 31, 1998 or any other future periods.


2.    NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure", SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information". These new accounting standards are for disclosure purposes and the Company is analyzing the impact of these standards for future reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues. The Company derives revenues primarily from software sales to domestic and international distributors, value-added resellers, original equipment manufacturers, corporate accounts and registered users. To a lesser extent, revenues are also derived from contracts to provide maintenance to customers. The Company's principal products, from which it derives a substantial majority of its revenues are Director, FreeHand and Authorware.

The Company's first-quarter fiscal 1998 revenues of $27.3 million represented a decrease of 22% from revenues of $35 million for the same period in fiscal 1997. This decrease primarily reflects the fact that the new versions of Director and Authorware did not ship until the last month of the quarter. Last year's first quarter revenues benefited from a full quarter of the then new Director version, Director 5.

North America revenues of $16.4 million contributed 60% of total worldwide revenues in the first quarter of fiscal 1998, representing a decrease of $2.4 million from $18.8 million, or 54%, of worldwide revenues in the first quarter of fiscal 1997. International revenues were $10.9 million, which accounted for 40% of the Company's revenues in the first quarter of fiscal 1998, as compared to $16.2 million, or 46%, in the first quarter of fiscal 1997. The decline in international revenues is primarily due to lower revenues in Japan due to the timing of the release of the Japanese versions of Director 6 and Authorware 4, which were not available for shipment to customers during the first quarter. Last year's first quarter revenues benefitted from one month of the then new Director 5 Japanese version.

Cost of revenues. Cost of revenues for the three months ended June 30, 1997 were 17% of revenues, compared to 16% for the same period in 1996. This percentage increase was due primarily to lower sales volume and the greater proportion of lower margin products in the product mix.

Sales and marketing. Sales and marketing expenses increased by $2.1 million, from $12.2 million in the first quarter of fiscal 1997 to $14.3 million in the first quarter of fiscal 1998 and increased as a percentage of revenues from 35% to 52%, respectively. Sales and marketing expenses increased in absolute dollars due to the timing of discretionary marketing expenses such as product launch costs, trade shows, direct mail and marketing and promotional efforts associated with new product releases. Expenses increased as a percentage of revenues due to lower sales levels.

Research and development. Research and development expenses increased by $1.8 million from $6.9 million in the first quarter of fiscal 1997 to $8.7 million in the first quarter of fiscal 1998, and increased as a percentage of revenues from 20% to 32%. Expenses increased in absolute dollars in fiscal 1998 due to the planned increases in headcount and increases in other costs as a result of an increase in products under development. Expenses increased as a percentage of revenues due to lower sales levels.

General and administrative. General and administrative expenses increased by $1.1 million, from $1.5 million in the first quarter of fiscal 1997 to $2.6 million in the first quarter of fiscal 1998, and increased as a percentage of revenue from 4% to 10%. Expenses increased in absolute dollars in fiscal 1998 due primarily to planned increases in headcount and costs associated with building the infrastructure required to support the growth of the Company. Expenses increased as a percentage of revenues due to lower sales levels.

Operating income (loss). Operating loss for the first quarter of fiscal 1998 was $2.9 million compared to operating income of $9.0 million in the corresponding quarter of fiscal 1997. The operating loss resulted primarily from the decline in sales levels and higher operating expenses.

Other income (expense). Other income (expense) decreased by $0.3 million from $1.4 million for the first quarter of fiscal 1997 to $1.1 million for the first quarter of fiscal 1998. The decrease was primarily due to lower interest income which resulted from the decrease in the average cash and short-term investments balance on hand during the period.

Provision/benefit for income taxes. The Company's provision for income taxes for the first three months of fiscal 1998 was a benefit of $0.6 million as compared with an expense of $3.2 million for the first three months of fiscal 1997.

Net income (loss). The Company incurred a loss of $1.2 million in the first quarter of fiscal 1998, compared to net income of $7.1 million for the same quarter a year ago. Net loss per share was $0.03 compared to net income per share of $0.18 for the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash, cash equivalents and short-term investments of $91.3 million. For the three months ended June 30, 1997, cash used by operating activities of $5.5 million was primarily attributable to the net loss and an increase in accounts receivable due to higher sales in the quarter ended June 30, 1997 as compared to the quarter ended March 31, 1997. Cash provided by investment activities of $14.1 million related primarily to the sale of $20.6 million in available-for-sale short-term investments, offset by $3.8 million for the construction of a building in Redwood Shores, California, and $2.1 million for capital equipment. Cash provided by financing activities of $0.9 million was attributable to proceeds received from the issuance of common stock upon exercise of stock options. The above activity resulted in a net decrease of $11.2 million from the March 31, 1997 cash, cash equivalent, and short-term investment balances. Working capital decreased by $4.0 million from the March 31, 1997 balance of $92.6 million, to $88.6 million at June 30, 1997. The Company anticipates future capital expenditures of approximately $8.3 million for the remainder of fiscal 1998.

In addition to cash, cash equivalents, and short-term investments, the Company has $15.0 million available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1998. As of June 30, 1997, the Company had no borrowings outstanding.

The Company believes that existing cash resources, available bank borrowings and cash generated from operations will be sufficient to meet the Company's cash and investment requirements through at least March 31, 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward looking statements that involve risks and uncertainties, including those related to management of growth, quarterly fluctuations of operating results, sales of Windows and Macintosh products, impact of competition, the developing multimedia, Internet and on-line services markets, and the other risks detailed below, and, from time to time, in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. As indicated above, results for the first quarter were significantly affected by the shipments of new versions of Director and Authorware late in the quarter. The Company has in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations.

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

A majority of the Company's revenues has been derived from its products for the Macintosh. Although sales of the Company's products for Windows and cross-platform accounted for approximately 51% of total revenue for the first three months of fiscal 1998 and are expected to become an increasingly important component of the Company's revenues, the Company remains heavily dependent on the sale of products for the Macintosh platform. Apple Computer, Inc. continues to report declining sales of its Macintosh computers, substantial losses and additional restructurings. A continuing leveling-off or decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail-order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations.

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

The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Incorporated ("Adobe"), Apple Computer, Inc., Asymetrix Corporation, Autodesk, Inc., Corel Corporation ("Corel"), Microsoft Corporation ("Microsoft") and Strata Incorporated. As the Company competes with larger competitors such as Adobe, Corel and Microsoft across a broader range of product lines and different platforms, the Company may face increasing competition from such companies.

The developing digital media, Internet and online services markets, and the personal computer industry in general are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to increase functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards and provide additional functionality. There can be no assurance that the Company will be successful in these efforts.

For the three months ended June 30, 1997, the Company derived approximately 40% of its total revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its total revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

Revenues generated through international sales in certain European countries are denominated in local currency, while expenses continue to be denominated in the local currency of the countries in which the Company has offices. As a result of this program, the Company has entered into foreign currency forward contracts to manage risk against unfavorable fluctuations in foreign currency exchange rates associated with anticipated sales. Because these contracts do not qualify as hedges for financial reporting purposes, these contracts are marked-to-market with gains and losses included in the statements of operations. These contracts are of short-term duration and as of June 30, 1997, no such contracts were outstanding and for the three months ended June 30, 1997, there were no significant gains or losses.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 1997, a complaint styled Barbara Rosen and Russell Weimer et al., v. Macromedia, Inc. et al., was filed by the law firm Milberg Weiss Bershad Hynes & Lerach LLP in the Superior Court of the State of California, County of San Francisco, against the Company and certain of its current and former officers and directors. The complaint, a punitive class action, was filed on behalf of those persons who purchased or otherwise acquired the common stock of the Company from April 18, 1996 through January 9, 1997. The complaint alleges that the defendants made, for the purpose of inducing the purchase of the Company's stock by the plaintiffs and other members of the class, certain statements which allegedly were, at the time and in light of the circumstances under which they were made, false or misleading with respect to material facts, or which allegedly omitted to state material facts necessary in order to make the statements made, not misleading, and which defendants knew or had reasonable grounds to believe were false and misleading. The complaint seeks damages in an unspecified amount. The Company believes that the complaint has no merit and intends to vigorously defend the action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number                           Exhibit Title
-------                          -------------
  11.01   -   Statement regarding computation of per share earnings.
  27.01   -   Financial Data Schedule



         (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MACROMEDIA, INC.
                                  (Registrant)




Date: August 13, 1997             /s/ Robert K. Burgess
                                  ----------------------------------------------
                                  Robert K. Burgess
                                  President and CEO


Date: August 13, 1997             /s/ John C. Parsons Jr.
                                  ----------------------------------------------
                                  John C. Parsons Jr.
                                  Chief Financial Officer, Vice President of
                                  Finance and Operations

   EXHIBIT                     DESCRIPTION                                        PAGE
   NUMBER                      -----------                                        ----
   ------
11.01          Statement Regarding Computation of Per Share Earnings               15
27.01          Financial Data schedule                                             16