Form 10-Q
period 1997-09-30
MACROMEDIA INC
filed 1997-11-14
CIK 913949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from ____ to ____

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].


As of October 31, 1997, there were outstanding 38,517,940 shares of the Registrant's Common Stock, par value $0.001 per share.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                                      INDEX


PART  I - FINANCIAL INFORMATION                                                                         Page
ITEM 1.   FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets
            September 30, 1997 and March 31, 1997                                                     3

            Condensed Consolidated Statements of Operations
            Three and Six Months Ended September 30, 1997 and 1996                                    4

            Condensed Consolidated Statements of Cash Flows
            Six Months Ended September 30, 1997 and 1996                                              5

            Notes to Condensed Consolidated Financial Statements                                      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                               7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                           12

ITEM 2.  CHANGES IN SECURITIES                                                                       12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                            13

SIGNATURES                                                                                           14

PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

                        MACROMEDIA, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)


                                                                                    September 30,     March 31,
                                                                                        1997             1997
                                                                                      ---------       ---------
ASSETS

Current assets:
           Cash and cash equivalents                                                  $  19,846       $  15,397
           Short-term investments                                                        66,653          87,054
           Accounts receivable, net                                                       7,709           2,315
           Inventory                                                                        359           1,882
           Prepaid expenses and other current assets                                      3,339           3,407
           Deferred tax assets, short-term                                                7,537           7,537
                                                                                      ---------       ---------
                     Total current assets                                               105,443         117,592
Property and equipment, gross                                                            57,121          47,489
Less accumulated depreciation                                                           (17,579)        (13,339)
Other long-term assets (Note 2)                                                           8,807           4,185
Deferred tax assets, long-term                                                              970             970
                                                                                      ---------       ---------
                     Total assets                                                     $ 154,762       $ 156,897
                                                                                      =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts payable                                                           $  11,483       $  14,486
           Accrued liabilities                                                            8,861           8,119
           Unearned revenue                                                               1,181           2,376
                                                                                      ---------       ---------
                     Total current liabilities                                           21,525          24,981
           Long-term liabilities                                                            164              --
                                                                                      ---------       ---------
                     Total liabilities                                                   21,689          24,981

Contingencies (Note 5)

Stockholders' equity:
           Common stock, par value $0.001 per share; 80,000,000 shares authorized; 38,205,163 and 37,742,965 shares issued and outstanding
             at September 30, 1997 and March 31, 1997, respectively                          38              38
           Treasury stock (Note 3)                                                          (90)             --
           Additional paid-in capital                                                   136,003         133,962
           Deferred compensation                                                           (124)           (149)
           Unrealized gain on investments                                                   404             297
           Accumulated deficit                                                           (3,158)         (2,232)
                                                                                      ---------       ---------
                     Total stockholders' equity                                         133,073         131,916
                                                                                      ---------       ---------
                     Total liabilities and stockholders' equity                       $ 154,762       $ 156,897
                                                                                      =========       =========


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)


                                                  Three months ended             Six months ended
                                                     September 30,                 September 30,
                                                -----------------------       -----------------------
                                                  1997           1996           1997           1996
                                                --------       --------       --------       --------
Revenues                                        $ 29,166       $ 31,025       $ 56,495       $ 66,035
Cost of revenues                                   5,307          4,505          9,875          9,939
                                                --------       --------       --------       --------
           Gross profit                           23,859         26,520         46,620         56,096
Operating expenses:
      Sales and marketing                         13,834         12,352         28,174         24,538
      Research and development                     7,965          7,125         16,666         14,037
      General and administrative                   2,757          1,588          5,367          3,113
                                                --------       --------       --------       --------
           Total operating expenses               24,556         21,065         50,207         41,688
                                                --------       --------       --------       --------
Operating (loss) income                             (697)         5,455         (3,587)        14,408
Other income, net                                  1,151          1,228          2,245          2,594
                                                --------       --------       --------       --------
Income (loss) before income taxes                    454          6,683         (1,342)        17,002
(Provision) benefit for income taxes                (141)        (2,073)           416         (5,272)
                                                --------       --------       --------       --------
                 Net income (loss)              $    313       $  4,610       $   (926)      $ 11,730
                                                ========       ========       ========       ========

 Net income (loss) per share                    $   0.01       $   0.12       $  (0.02)      $   0.29
                                                ========       ========       ========       ========

Weighted average common shares outstanding        40,236         40,013         37,975         40,648
                                                ========       ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)


                                                                                          Six months ended
                                                                                            September 30,
                                                                                        -----------------------
                                                                                          1997           1996
                                                                                        --------       --------
Cash flows from operating activities:
      Net (loss) income                                                                 $   (926)      $ 11,730
      Adjustments to reconcile net (loss) income to net cash provided by/
      (used in) operating activities:
           Depreciation and amortization                                                   3,817          3,300
           Deferred compensation                                                              25             52
           Changes in operating assets and liabilities:
               Accounts receivable, net                                                   (5,394)          (367)
               Inventory                                                                   1,523           (318)
               Prepaid expenses and other current assets                                      68           (103)
               Accounts payable                                                           (3,003)          (798)
               Accrued liabilities                                                           742           (289)
               Unearned revenue                                                           (1,195)          (374)
               Other current liabilities                                                      --           (313)
               Other long-term liabilities                                                   164            (28)
           Other, net                                                                        501             --
                                                                                        --------       --------

                     Net cash (used in)/provided by operating activities                  (3,678)        12,492
                                                                                        --------       --------

Cash flows from investing activities:
           Capital expenditures                                                           (9,206)       (15,186)
           Net sales/(purchases) of available-for-sale investments                        20,508        (11,348)
           Other long-term assets                                                         (5,126)        (1,393)
                                                                                        --------       --------

                     Net cash provided by/(used in) investing activities                   6,176        (27,927)
                                                                                        --------       --------

Cash flows from financing activities:
           Proceeds from issuance of common stock                                          2,041          2,506
           Acquisition of treasury stock                                                     (90)            --
                                                                                        --------       --------

                     Net cash provided by financing activities                             1,951          2,506
                                                                                        --------       --------

Increase/(decrease) in cash and cash equivalents                                           4,449        (12,929)
Cash and cash equivalents, beginning of period                                            15,397         28,829
                                                                                        --------       --------

Cash and cash equivalents, end of period                                                $ 19,846       $ 15,900
                                                                                        ========       ========

Supplemental disclosure of cash flow information:

           Interest paid during period                                                  $     --       $     --
                                                                                        ========       ========

           Income taxes paid                                                            $     --       $  3,935
                                                                                        ========       ========

     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PREPARATION

The condensed consolidated financial statements at September 30, 1997 and for the three and six months ended September 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results for the fiscal year ending March 31, 1998 or any other future periods.

Certain amounts in the March 31, 1997 condensed consolidated balance sheet have been reclassified in order to conform with the current year presentation.


2.  RELATED PARTY TRANSACTIONS

During the six months ended September 30, 1997, the Company made loans to various officers in conjunction with their hiring and relocation. Included in other long-term assets are full recourse loans totaling $7.5 million and interest receivable of $.05 million due from these officers, as of September 30, 1997. The notes bear interest at rates ranging from 5.53% to 6.80% per annum and are secured by the personal residences of the officers. One of the notes has a zero interest rate for the first two years of its term. The rate will revert to 6.65% at the end of this period. The principal and accrued interest are due in full on the maturity dates of the loans. The notes mature from 1999 to 2004 and are callable on demand if the officer terminates employment with the Company. For the three and six months ended September 30, 1997, interest income on the notes totaled $.04 and $.07 million, respectively.


3.  TREASURY STOCK

On July 15, 1997, the Board of Directors authorized the repurchase of up to 2 million shares of the Company's common stock. During the three months ended September 30, 1997, the Company purchased 10,000 shares of its stock on the open market at $9.00 per share. The Company may purchase additional stock in the future, as market conditions warrant.


4.  SUBSEQUENT EVENT

On October 6, 1997 the Company acquired Solis Design, Inc. in a tax-free merger accounted for by the purchase method. The Company expects a charge of approximately $7.7 million during its fiscal third quarter ending December 31, 1997 related to the write-off of in-process research and development and other costs related to the transaction.


5.     CONTINGENCIES

See Part II - Other Information, Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues. The Company derives revenues primarily from software sales to domestic and international distributors, value-added resellers (VARs), original equipment manufacturers (OEMs), corporate accounts and registered users. To a lesser extent, revenues are also derived from contracts to provide maintenance to customers. The Company's principal products, from which it derives a substantial majority of its revenues, are Director, FreeHand, and Authorware.

The Company's second quarter fiscal 1998 revenues of $29.2 million represented a decrease of 6% from revenues of $31.0 million for the same period in fiscal 1997. This decrease was due to several factors including: a greater proportion of lower-priced Authorware products in the product mix and increased returns of Authorware products; a reduction in the number of other standalone products sold; reduced service revenue; and increased reserves for anticipated future returns; offset by an increase in revenue from new products, principally Flash, and higher international revenues from Director arising from the difference in timing of releases year over year. For the six month period ended September 30, 1997, revenues were $56.5 million compared to $66.0 million in the six month period a year ago. The decline in revenues was due to the factors discussed above plus additional timing impact of version releases year over year.


The table below summarizes revenue by geography:


                                         Three months ended     Six months ended
                                            September 30,         September 30,
                                         ------------------    ------------------
(in millions)                               1997      1996       1997      1996
North America                            $  13.4    $  15.2    $  29.8    $  34.1
            % of total revenue                46%        49%        53%        52%

International                            $  15.8    $  15.8    $  26.7    $  31.9
            % of total revenue                54%        51%        47%        48%

Total Revenue                            $  29.2    $  31.0    $  56.5    $  66.0



The table below summarizes revenue by platform:


                                         Three months ended     Six months ended
                                            September 30,         September 30,
                                         ------------------    ------------------
(in millions)                              1997       1996       1997       1996
Macintosh                                $  12.0    $  15.8    $  25.7    $  35.4
            % of total revenue                41%        51%        45%        54%

Windows and cross-platform               $  17.2    $  15.2    $  30.8    $  30.6
            % of total revenue                59%        49%        55%        46%

Total Revenue                            $  29.2    $  31.0    $  56.5    $  66.0

Gross margin/Cost of revenues. Gross margin for the three and six months ended September 30, 1997 was 82% and 83%, respectively, compared with 85% for both the same periods in fiscal 1997. The decline in gross margin compared to the prior fiscal year was due to the write-off of capitalized localization costs relating to international product versions, reserves for inventory obsolescence and a higher percentage of lower margin international products in the sales mix.

Sales and marketing. Sales and marketing expenses increased from $12.4 million in the second quarter of fiscal 1997 to $13.8 million in the second quarter of fiscal 1998, and increased as a percentage of revenues from 40% to 47%, respectively. For the six months ended September 30, 1997, sales and marketing expenses were $28.2 million, or 50% of total revenue, compared with $24.5 million, or 37% of total revenue, in the same period a year ago. These expenses increased in terms of absolute dollars in fiscal 1998 due to increased costs for facilities and information systems, and the timing of discretionary marketing expenses such as product launch and trade show costs. Expenses increased as a percentage of revenues due to lower sales levels.

Research and development. Research and development expenses increased 12% to $8.0 million in the second quarter of fiscal 1998 compared with $7.1 million in the second quarter of fiscal 1997. As a percentage of revenues, research and development expenses were 27% and 23% in the respective second quarters of fiscal 1998 and 1997. For the six-month period ended September 30, 1997, research and development expenses were $16.7 million, a 19% increase over the first six months of fiscal 1997. As a percentage of total revenues, expenses for the six months ended September 30, 1997 and 1996 were 29% and 21%, respectively. These expenses increased in absolute dollars as the Company invested in new technologies, new product development, and the infrastructure to support such activities. Expenses increased as a percentage of revenues due to lower sales levels.

General and administrative. General and administrative expenses increased from $1.6 million in the second quarter of fiscal 1997 to $2.8 million in the second quarter of fiscal 1998, and increased as a percentage of revenue from 5% to 9%. For the six months ended September 30, 1997 and 1996, general and administrative expenses were $5.4 million and $3.1 million, respectively. These expenses increased in absolute dollars in fiscal 1998 primarily due to increased compensation costs including costs associated with hiring new employees, increased contract employee costs, increased legal costs arising primarily from defense of the class-action lawsuits, and increased facilities costs.

Other income. Other income, consisting primarily of interest income on cash, cash equivalents, and short-term investments, remained essentially unchanged at $1.2 million for the second quarter of fiscal 1998.

(Provision) benefit for income taxes. The Company's provision for income taxes for the first six months of fiscal 1998 was a benefit of $0.4 million as compared with an expense of $5.3 million, after using available net operating loss carryforwards, for the first six months of fiscal 1997. The Company's effective tax rate was unchanged at 31% for the first six months of fiscal 1998.

Net income (loss). Net income for the second quarter of fiscal 1998 decreased to $0.3 million, compared to $4.6 million for the same quarter a year ago. Net income per share was $0.01 for the second quarter of fiscal 1998 compared to net income per share of $0.12 for the second quarter of fiscal 1997. The Company incurred a net loss of $0.9 million for the six months ended September 30, 1997, compared to net income of $11.7 million for the same period a year ago. Earnings per share decreased from $0.29 for the first six months of fiscal 1997 to a net loss per share of $0.02 for the same period in fiscal 1998. A decline in sales levels and higher operating expenses in fiscal 1998 resulted in lower net income and net income per share.

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash, cash equivalents, and short-term investments of $86.5 million. For the six months ended September 30, 1997, cash used by operating activities of $3.7 million was primarily attributable to the net loss and to lower cash collections in the six months ended September 30, 1997 as compared to the six months ended September 30, 1996. Cash provided by investing activities of $6.2 million related primarily to the sale of $20.5 million in available-for-sale short-term investments, offset by $5.8 million for completion of the construction of a building in Redwood Shores, California, $3.4 million for capital equipment, and $5.1 million in other long-term assets. Cash provided by financing activities of $2.0 million was attributable primarily to proceeds received from the issuance of common stock upon exercise of stock options. This resulted in a net decrease of $16.0 million from the March 31, 1997 cash, cash equivalents, and short-term investments balances. Working capital decreased by $8.7 million from the March 31, 1997 balance of $92.6 million, to $83.9 million at September 30, 1997.

In addition to cash, cash equivalents, and short-term investments, the Company has $15.0 million available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1998. As of September 30, 1997, the Company had no borrowings outstanding.

The Company believes that existing cash resources, available bank borrowings, and cash generated from operations will be sufficient to meet the Company's cash and investment requirements for at least the next 12 months.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including those related to management of growth, quarterly fluctuations of operating results, sales of Windows and Macintosh products, impact of competition, the developing multimedia, internet and online services markets, and the other risks detailed below, and, from time to time, in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. The Company's results for the first quarter of fiscal 1998 were significantly affected due to the shipments of new versions of Director and Authorware late in the quarter. The Company has in the past experienced delays in the development of new products and enhancements of existing products, and such delays may occur in the future. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations.

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

A majority of the Company's revenues historically have been derived from its products for the Macintosh. Although sales of the Company's Windows and cross-platform products accounted for approximately 55% of total revenue for the first six months of fiscal 1998 and are expected to become an increasingly important component of the Company's revenues, the Company remains heavily dependent on the sale of products for the Macintosh platform. Apple Computer, Inc. continues to report declining sales of its Macintosh computers, substantial losses, and additional restructurings. A continuing leveling-off or decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail-order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations.

A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, mail order, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. Internationally, the Company's products are sold through distributors. The Company's resellers generally offer products of several different companies, including in some cases products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. In addition, the Company believes that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors also are increasingly seeking the right to return unsold product, particularly when such products have been superseded by a new version or upgrade of a product. If the Company's distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on the Company's revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on the Company's results of operations.

Macromedia has grown in substantial part from combinations with other companies. In January 1995, Macromedia acquired Altsys Corporation, which developed the FreeHand graphic design and illustration product, revenues of which prior to that date consisted primarily of royalties from Aldus Corporation, which had marketed FreeHand until January 1995, and revenues from Fontographer, software for creating and modifying fonts. In August 1995, the Company acquired Fauve Software, Inc., a developer of image editing software. In December 1995, the Company acquired OSC, a developer of digital audio production software. In March 1996, the Company acquired iband, Inc., a developer of internet web site development tools. In December 1996, the Company acquired FutureWave Software, a developer of Internet animation software. In October 1997, the Company acquired Solis, Inc., a developer of Computer Managed Instruction software for enterprise-wide training and skills management. Except for FreeHand, none of the acquired products has accounted for a significant portion of the Company's revenues to date. There can be no assurance that sales of the Company's existing products will either continue at historical rates or increase, or that new products introduced by the Company, whether developed internally or acquired, will achieve market acceptance. The Company's historical rates of growth should not be taken as indicative of growth rates that can be expected in the future.

The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Incorporated ("Adobe"), Apple Computer, Inc., Asymetrix Corporation, Corel Corporation ("Corel"), MetaCreations Corporation, and Microsoft Corporation ("Microsoft"). As the Company competes with larger competitors, such as Adobe, Corel, and Microsoft, across a broader range of product lines and different platforms, the Company may face increasing competition from such companies.

The developing digital media, internet, and online services markets, and the personal computer industry in general are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to increase functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards and provide additional functionality. There can be no assurance that the Company will be successful in these efforts.

For the six months ended September 30, 1997, the Company derived approximately 47% of its total revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its total revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including foreign government regulation; general geopolitical risks such as political and economic instability; hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions; longer payment cycles; greater difficulty in accounts receivable collection; potentially adverse tax consequences; the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

Revenues generated through international sales in certain European countries are denominated in the currency of the country in which the sale occurs, while expenses continue to be denominated in the local currency of the countries in which the Company has offices. As a result of the fact that sales and expenses are not entirely matched in the same currency, the Company has entered into foreign currency contracts to manage risk against unfavorable fluctuations in foreign currency exchange rates associated with anticipated sales. Because these contracts do not qualify as hedges for financial reporting purposes, these contracts are marked to market with gains and losses included in the statement of operations. These contracts are of a short-term duration and as of September 30, 1997, there were no significant gains or losses.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc., et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Defendants have filed a demurrers to the complaint and other motions which are currently set for hearing on November 21, 1997. Similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, including Davis v. Macromedia, Inc. et al. (Case No. 988744), Coates v. Macromedia, Inc. et al. (Case No. 989082), Vanderberg v. Macromedia, Inc. et al. (Case No. 989877), and Magness v. Macromedia, Inc., et al. (Case No. 990255). Discovery has been stayed pending resolution of the demurrers and other motions. Certain of the complaints have not been served, although defendants intend to accept service and the time to respond to others has not yet run.

On September 25, 1997, a complaint entitled City Nominees v. Macromedia, Inc. et al., Case No. C-97-3521-SC was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Defendants have filed motions to dismiss the complaint which are currently set for hearing on December 5, 1997. Similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California, including Rabinowitz v. Macromedia, Inc. et al, Case No. C-97-3546-MHP, and Poliero v. Macromedia, Inc. et al, Case No. C-97-20877-JW. Discovery has been stayed by operation of statute and local rule. Certain of the complaints have not been served, although defendants intend to accept service. Defendants have sought to have all cases related.

All complaints seek damages in unspecified amounts, as well as other forms of relief. The Company believes the complaints are without merit and intends to vigorously defend the actions.


ITEM 2. CHANGES IN SECURITIES

On October 6, 1997, the Company entered into an Agreement and Plan of Reorganization with Solis Design, Inc. ("Solis") pursuant to which the Company issued 300,000 shares of its Common Stock and paid certain cash consideration to the ten shareholders of Solis in exchange for all of the capital stock of Solis. The issuance of shares of the Company's Common Stock to the shareholders of Solis was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rules 505 and 506 promulgated under the Securities Act. The Common Stock was issued to a limited number of people with no general solicitation or advertising. The Solis shareholders were represented by a purchaser representative and received an information statement in connection with the issuance of the Company's Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 15, 1997, the Company held its annual meeting of stockholders. The stockholders passed the following proposals by the votes indicated.


                      Matter                             Votes For               Withheld
                      ------                             ---------               --------
1.   Election of Directors
        Robert K. Burgess                                32,144,857              641,087
        John C. Colligan                                 32,214,128              571,816
        L. John Doerr                                    32,247,871              538,073
        John (Ian) Giffen                                32,163,233              622,711
        C. Richard Kramlich                              32,242,425              543,519
        Donald L. Lucas                                  32,222,529              563,415
        James R. Von Ehr, II                             32,252,296              533,648
        William B. Welty                                 32,222,441              563,503


                                                                                 Votes              Votes      Broker
                      Matter                             Votes For              Against           Abstained   Non Votes
                      ------                             ---------              -------           ---------   ---------

2.   Amendment of the 1993 Employee Stock Purchase
     Plan to increase the number of shares
     reserved for issuance thereunder by 400,000
     shares from 400,000 shares to 800,000 shares        31,910,709              657,475            217,760           0

3.   Amendment of the 1992 Equity Incentive Plan
     to increase the number of shares reserved for
     issuance thereunder by 1,000,000 shares from
     10,800,000 shares to 11,800,000                     26,811,858            5,744,118            229,968           0

4.   Ratify selection of KPMG Peat Marwick LLP as
     independent auditors for the company for the
     current fiscal year                                 32,524,463              112,987            148,494           0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number        Exhibit Title
------        -------------

10.01 Loan agreement between Macromedia, Inc. and Brian and Sharon Allum, dated July 15, 1997

11.01         Statement regarding computation of per share earnings

27.01         Financial Data Schedule


     (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MACROMEDIA, INC.
                                             (Registrant)




Date: November 14, 1997                      /s/ Robert K. Burgess
                                             ------------------------------
                                             Robert K. Burgess
                                             President and Chief Executive
                                             Officer



Date: November 14, 1997                      /s/ Elizabeth A. Nelson
                                             ------------------------------
                                             Elizabeth A. Nelson
                                             Interim Chief Financial Officer