Form 10-Q
period 1997-12-31
MACROMEDIA INC
filed 1998-02-19
CIK 913949

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                           For the Transition Period from   to __


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
                                              ---      ---
As of January 31, 1998, there were outstanding 38,113,070 shares of the Registrant's Common Stock, par value $0.001 per share.

                          MACROMEDIA, INC. AND SUBSIDIARIES

                                        INDEX


PART  I - FINANCIAL INFORMATION                                            PAGE
-------------------------------                                            ----

ITEM 1.   FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets
               December 31, 1997 and March 31, 1997                           3

               Condensed Consolidated Statements of Operations
               Three and Nine Months Ended December 31, 1997 and 1996         4

               Condensed Consolidated Statements of Cash Flows
               Nine Months Ended December 31, 1997 and 1996                   5

               Notes to Condensed Consolidated Financial Statements           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         14


PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS                                                  15

ITEM 2.   CHANGES IN SECURITIES                                              15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   16

SIGNATURES                                                                   17

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            MACROMEDIA, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)
                                       (unaudited)


                                                       December 31,     March 31,
                                                           1997            1997
                                                       ------------    ----------
ASSETS

Current assets:
  Cash and cash equivalents                            $     26,817    $   15,397
  Short-term investments                                     59,387        87,054
  Accounts receivable, net                                    4,033         2,315
  Inventory, net                                                443         1,882
  Prepaid expenses and other current assets                   3,342         4,557
  Deferred tax assets, short-term                             7,537         7,537
                                                       ------------    ----------
    Total current assets                                    101,559       118,742
Property and equipment, net of accumulated
 depreciation of $18,917 and $13,339 for
 December 31, and March 31, 1997, respectively               38,389        34,150
Other long-term assets (Note 4)                               8,322         3,035
Deferred tax assets, long-term                                  970           970
                                                       ------------    ----------
    Total assets                                       $    149,240    $  156,897
                                                       ------------    ----------
                                                       ------------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $      2,208    $    6,020
  Accrued liabilities                                        19,445        16,585
  Unearned revenue                                            1,881         2,376
                                                       ------------    ----------
    Total current liabilities                                23,534        24,981
  Long-term liabilities                                         435            --
                                                       ------------    ----------
    Total liabilities                                        23,969        24,981

Contingencies (Note 5)

Stockholders' equity:
  Common stock, par value $0.001 per share; 80,000,000
   shares authorized; 38,103,764 (net of 460,000
   treasury shares) and 37,742,965 shares issued and
   outstanding at December 31, and March 31, 1997,
   respectively                                                  39            38
  Other stockholders' equity                                125,232       131,878
                                                       ------------    ----------
    Total stockholders' equity                              125,271       131,916
                                                       ------------    ----------
    Total liabilities and stockholders' equity         $    149,240    $  156,897
                                                       ------------    ----------
                                                       ------------    ----------


    See accompanying notes to condensed consolidated financial statements.

                                                MACROMEDIA, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share data)
                                                            (unaudited)



                                                             Three months ended           Nine months ended
                                                                 December 31,                December 31,
                                                        ------------------------      ------------------------
                                                           1997          1996            1997           1996
                                                        ---------     ----------      ---------      ---------
Revenues                                                $  26,579      $  28,104      $  83,074      $  94,139
Cost of revenues                                            2,763          5,562         12,638         15,501
                                                        ---------     ----------      ---------      ---------
    Gross profit                                           23,816         22,542         70,436         78,638

Operating expenses:
  Sales and marketing                                      13,901         16,240         42,074         40,778
  Research and development                                  7,472          7,438         24,138         21,475
  General and administrative                                2,944          1,904          8,311          5,017
  Merger                                                    7,658            350          7,658            350
                                                        ---------     ----------      ---------      ---------
    Total operating expenses                               31,975         25,932         82,181         67,620
                                                        ---------     ----------      ---------      ---------
      Operating (loss) income                              (8,159)        (3,390)       (11,745)        11,018
Other income, net                                           1,032          1,131          3,276          3,725
                                                        ---------     ----------      ---------      ---------
(Loss) income before income taxes                          (7,127)        (2,259)        (8,469)        14,743
(Provision) benefit for income taxes                         (124)          (100)           292         (5,372)
                                                        ---------     ----------      ---------      ---------
       Net (loss) income                                $  (7,251)     $  (2,359)     $  (8,177)     $   9,371
                                                        ---------     ----------      ---------      ---------
                                                        ---------     ----------      ---------      ---------

Net (loss) income per share (Note 2)
     Basic                                              $   (0.19)     $   (0.06)      $  (0.21)     $    0.25
     Diluted                                            $   (0.19)     $   (0.06)      $  (0.21)     $    0.23

Weighted average common shares outstanding                 38,307         37,475         38,085         37,306

Incremental shares  - stock options                            --             --             --          3,908
                    - employee stock
                       purchase plan                           --             --             --              8
                                                        ---------     ----------      ---------      ---------
Weighted average common shares
 outstanding - assuming dilution                           38,307         37,475         38,085         41,222
                                                        ---------     ----------      ---------      ---------
                                                        ---------     ----------      ---------      ---------


    See accompanying notes to condensed consolidated financial statements.

                                MACROMEDIA, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                          (unaudited)


                                                                  Nine months ended December 31,
                                                                  ------------------------------
                                                                      1997               1996
                                                                  ------------        ----------
Cash flows from operating activities:
  Net (loss) income                                               $     (8,177)       $    9,371
  Adjustments to reconcile net (loss) income to net cash
  provided by/(used in) operating activities:
    Depreciation and amortization                                        5,727             5,249
    Compensation expense on stock options                                   37                78
    Changes in operating assets and liabilities, net of effect of mergers:
      Accounts receivable, net                                          (1,702)           (1,193)
      Inventory                                                          1,439            (1,704)
      Prepaid expenses and other current assets                            736              (281)
      Accounts payable                                                  (3,923)               87
      Accrued liabilities                                                1,982             1,865
      Unearned revenue                                                    (608)             (476)
      Other current liabilities                                             --                19
      Other long-term liabilities                                          135               (35)
    Write-off of Solis merger costs                                      7,658                --
    Other, net                                                             501                --
                                                                  ------------        ----------
        Net cash provided by operating activities                        3,805            12,980
                                                                  ------------        ----------

Cash flows from investing activities:
    Capital expenditures                                                (9,927)          (20,548)
    Net sales/(purchases) of available-for-sale investments             27,570           (10,058)
    Investment in Solis                                                 (2,500)               --
    Other long-term assets                                              (5,145)           (4,163)
                                                                  ------------        ----------
        Net cash provided by/(used in) investing activities              9,998           (34,769)
                                                                  ------------        ----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                               2,154             2,995
    Acquisition of treasury stock                                       (4,537)               --
                                                                  ------------        ----------
        Net cash (used in)/provided by financing activities             (2,383)            2,995
                                                                  ------------        ----------

Increase (decrease) in cash and cash equivalents                        11,420           (18,794)
Cash and cash equivalents, beginning of period                          15,397            28,829
                                                                  ------------        ----------
Cash and cash equivalents, end of period                          $     26,817        $   10,035
                                                                  ------------        ----------
                                                                  ------------        ----------

Supplemental disclosure of cash flow information:

    Interest paid during period                                   $         --        $       --
                                                                  ------------        ----------
                                                                  ------------        ----------

    Income taxes paid                                             $         --        $    3,935
                                                                  ------------        ----------
                                                                  ------------        ----------



    See accompanying notes to condensed consolidated financial statements.

                          MACROMEDIA, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PREPARATION

The condensed consolidated financial statements at December 31, 1997 and for the three and nine month periods ended December 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

The results of operations for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results for the fiscal year ending March 31, 1998 or any other future periods.

Certain amounts in the March 31, 1997 condensed consolidated balance sheet have been reclassified in order to conform with the current year presentation.


2. EARNINGS PER SHARE

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, effective for periods ending after December 15, 1997. The Company has adopted the new standard for the third quarter of this fiscal year and has restated prior period amounts to conform to the new presentation. SFAS No. 128 requires the presentation of "basic" and "diluted" earnings per share. "Basic" earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. "Diluted" earnings per share reflects the net incremental shares that would be issued if outstanding stock options were exercised and the funds collected for the employee stock purchase plan were used to purchase treasury shares.

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive. In addition, certain options are considered anti-dilutive because the options' exercise price was above the average market price during the period. Anti-dilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No.
128. The following table reflects the total potentially diluted shares that would be outstanding if such anti-dilutive shares were included.

                                                              Three months ended          Nine months ended
(SHARES IN THOUSANDS)                                             December 31,               December 31,
                                                             ---------------------      ---------------------
                                                                1997       1996            1997       1996
                                                             ---------------------      ---------------------
Weighted average common shares outstanding                      38,307      37,475         38,085      37,306
Incremental shares
    - stock options                                              2,861       3,118          2,208       3,908
    - employee stock purchase plan                                  25           7             10           8
                                                             ---------------------      ---------------------
    Diluted shares assuming net income                          41,193      40,600         40,303      41,222
Options with exercise price greater than market price            1,131         697          2,043         500
                                                             ---------------------      ---------------------
    Total potentially diluted shares                            42,324      41,297         42,346      41,722
                                                             ---------------------      ---------------------
                                                             ---------------------      ---------------------

The earnings per share amounts reported for the fiscal years ended March 31, 1997, 1996 and 1995 have been recalculated in accordance with SFAS No. 128, as follows:

 (SHARES IN THOUSANDS)                                          Year Ended March 31,
                                                         ---------------------------------
                                                                1997       1996       1995
                                                         ---------------------------------
As Reported - Primary (loss) earnings per share            $  (0.16)    $  0.59    $  0.19
     - Weighted average common shares outstanding             37,488     39,044     34,414

Restated for SFAS No. 128
  Basic (loss) earnings per share                          $  (0.16)    $  0.66    $  0.22
  Diluted (loss) earnings per share                        $  (0.16)    $  0.59    $  0.19

  Weighted average common shares outstanding                  37,488     34,899     30,362
  Incremental shares - stock options                               -      4,145      4,046
                     - employee stock purchase plan                -          -          1
                     - warrants                                    -          -          6
                                                         ---------------------------------
  Weighted average common shares outstanding -
   assuming dilution                                          37,488     39,044     34,415
                                                         ---------------------------------
                                                         ---------------------------------

As explained above, certain shares may be considered anti-dilutive and excluded from the calculation of earnings per share. This table reflects the total potentially diluted shares that could have been outstanding for the past three fiscal years.

 (SHARES IN THOUSANDS)                                          Year Ended March 31,
                                                         ---------------------------------
                                                                1997       1996       1995
                                                         ---------------------------------
Total Potentially Diluted Shares
  Weighted average common shares outstanding                  37,488     34,899     30,362
  Incremental shares - stock options                           3,504      4,145      4,046
                       - employee stock purchase plan              2          -          1
                       - warrants                                  -          -          6
                                                         ---------------------------------
        Diluted shares assuming net income                    40,994     39,044     34,415
  Options with exercise price greater than market price          738        178          -
                                                         ---------------------------------
        Total potentially diluted shares                      41,732     39,222     34,415
                                                         ---------------------------------
                                                         ---------------------------------

3.   SOLIS ACQUISITION

On October 6, 1997 the Company acquired Solis Design, Inc. ("Solis"), a software development company, for 300,000 shares of common stock, valued at $13.25 per share, and $2.5 million of cash. The acquisition was structured as a tax-free merger and was accounted for under the purchase method. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $0.2 million was recorded as goodwill and is being amortized on a straight-line basis over 12 months. The operating results of Solis, which have not been material in relation to those of the Company, have been included in the consolidated statement of income beginning October 6, 1997.

As a result of the acquisition, the Company wrote off $7.7 million of purchased in-process research and development and other costs related to the transaction.

4.  RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 1997, the Company made loans to various officers in conjunction with their hiring and relocation. Included in other long-term assets are full recourse loans totaling $7.5 million and interest receivable of $0.1 million due from these officers, as of December 31, 1997. The notes bear interest at rates ranging from 5.53% to 6.80% per annum and are secured by the personal residences of the officers. One of the notes has a zero interest rate for the first two years of its term. The rate will revert to 6.65% at the end of this period. The principal and accrued interest are due in full on the maturity dates of the loans. The notes mature from 1999 to 2004 and are callable on demand if the officer terminates employment with the Company. For the three and nine months ended December 31, 1997, interest income on the notes totaled $0.08 and $0.15 million, respectively.


5.   CONTINGENCIES

SEE PART II - Other Information, Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES. The Company derives revenues primarily from software sales and technology licensing to domestic and international distributors, value-added resellers (VARs), original equipment manufacturers (OEMs), corporate accounts and registered users. To a lesser extent, revenues are also derived from contracts to provide maintenance to customers. The Company's principal products, from which it derives a substantial majority of its revenues, are Director, FreeHand, and Authorware.

The Company's third quarter fiscal 1998 revenues of $26.6 million decreased 5% from revenues of $28.1 million for the same period in fiscal 1997. This decrease was due to several factors including: the fact that FreeHand, which shipped an upgrade that accounted for approximately half of the revenues in the third quarter of fiscal 1997 will not ship an upgrade until the planned fourth quarter release in fiscal 1998, and a reduction in the number of standalone products sold; partially offset by an increase in Authorware, Director and new product revenues. For the nine-month period ended December 31, 1997, revenues were $83.1 million compared to $94.1 million in the nine-month period a year ago. The decline in revenues was due largely to the FreeHand product cycle discussed above plus the additional timing impact of version releases year over year, product mix, reduced service revenue, increased reserves for anticipated future returns, and a reduction in the number of standalone products sold, partially offset by new product revenues.

Revenues by geographic region may vary quarter to quarter depending on product cycles and the timing of the release of localized versions of products. The table below summarizes revenue by geography:


                                         Three months ended                    Nine months ended
                                            December 31,                          December 31,
                                  ----------------------------------   ------------------------------------
($  IN MILLIONS)                     1997      1996      % change         1997       1996       % change
North America                       $ 11.6    $ 15.9       (27%)         $ 40.8     $ 50.0        (18%)
      % OF TOTAL REVENUES               44%       57%                        49%        53%
International                       $ 15.0    $ 12.2        23%          $ 42.3     $ 44.1         (4%)
      % OF TOTAL REVENUES               56%       43%                        51%        47%
Total revenues                      $ 26.6    $ 28.1                     $ 83.1     $ 94.1

Revenues by platform mix will continue to vary quarter to quarter depending on product release cycles and Macintosh market demand. Macintosh-related product revenues declined during the three and nine-month periods ended December 31, 1997 when compared to the prior year primarily as a result of the timing of releases and resulting revenues from Freehand which are more heavily weighted toward the Macintosh platform. The table below summarizes revenue by platform:

                                         Three months ended                    Nine months ended
                                            December 31,                          December 31,
                                  ----------------------------------   ------------------------------------
($  IN MILLIONS)                     1997      1996      % change         1997       1996       % change
Macintosh                           $ 11.1    $ 16.9       (34%)         $ 36.7     $ 52.1        (30%)
      % OF TOTAL REVENUES               42%       60%                        44%        55%
Windows and cross-platform          $ 15.5    $ 11.2        38%          $ 46.4     $ 42.0         10%
      % OF TOTAL REVENUES               58%       40%                        56%        45%
Total revenues                      $ 26.6    $ 28.1                     $ 83.1     $ 94.1

GROSS MARGIN. Gross margin for the three and nine months ended December 31, 1997 was 90% and 85%, respectively, compared with 80% and 84% for the same respective periods in fiscal 1997. Gross margin increased primarily due to the results of cost reduction programs over the past year, including a move to just-in-time manufacturing, and lower write-offs for inventory obsolescence in the current quarter.

SALES AND MARKETING. Sales and marketing expenses decreased from $16.2 million in the third quarter of fiscal 1997 to $13.9 million in the third quarter of fiscal 1998, and decreased as a percentage of revenues from 58% to 52%, respectively. These expenses declined due to the timing of discretionary marketing expenses such as product launch and trade show costs. For the nine month period ended December 31, 1997, sales and marketing expenses increased to $42.1 million, or 51% of total revenue, compared with $40.8 million, or 43% of total revenue, in the same period a year ago. These expenses increased in terms of absolute dollars in fiscal 1998 due to increased costs associated with building the infrastructure to support future growth and the timing of discretionary marketing expenses such as product launch and trade show costs. Expenses increased as a percentage of revenues due to lower sales levels.

RESEARCH AND DEVELOPMENT. Research and development expenses were essentially flat year over year at $7.5 million in the third quarter of fiscal 1998 compared with $7.4 million in the third quarter of fiscal 1997. As a percentage of revenues, research and development expenses were 28% and 26% in the respective third quarters of fiscal 1998 and 1997. For the nine-month period ended December 31, 1997, research and development expenses were $24.1 million, a 12% increase over the first nine months of fiscal 1997. As a percentage of total revenues, expenses for the nine months ended December 31, 1997 and 1996 were 29% and 23%, respectively. These expenses increased in absolute dollars as the Company continues to invest in new product development. Expenses increased as a percentage of revenues due to lower sales levels.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.9 million in the third quarter of fiscal 1997 to $2.9 million in the third quarter of fiscal 1998, and increased as a percentage of revenues from 7% to 11%. For the nine months ended December 31, 1997 and 1996, general and administrative expenses were $8.3 million and $5.0 million, respectively. These expenses increased in absolute dollars in fiscal 1998 primarily due to increased compensation costs, increased legal costs arising primarily from defense of the class-action lawsuits, increased facilities costs, and costs associated with building the infrastructure to support future growth.

MERGER. The Company recorded charges of $7.7 million in the third quarter of fiscal 1998 to expense in-process research and development and other costs related to the acquisition of Solis. In fiscal 1997, a charge to earnings of $0.4 million was recorded for the costs associated with the December 1996 acquisition of FutureWave Software. The FutureWave acquisition was accounted for as a pooling of interests. The Company's financial statements were not restated to reflect this acquisition due to immateriality.

OTHER INCOME, NET. Other income, consisting primarily of interest income on cash, cash equivalents, and short-term investments, was down slightly to $1.0 million but essentially comparable to the $1.1 million in the third quarter of fiscal 1997.

BENEFIT (PROVISION) FOR INCOME TAXES. The Company's provision for income taxes for the first nine months of fiscal 1998 was a benefit of $0.3 million as compared with a provision of $5.4 million, after using available net operating loss carryforwards, for the first nine months of fiscal 1997. The Company's cumulative effective tax rate was 36% for the first nine months of fiscal 1998. The writeoff of acquisition-related costs associated with Solis had no tax benefit.

NET (LOSS) INCOME. The Company reported a net loss for the third quarter of fiscal 1998 of $7.3 million, or $0.19 per diluted share, compared to a net loss of $2.4 million, or $0.06 per diluted share, for the same quarter a year ago. The reported loss for the current quarter was caused by one-time charges
associated with the acquisition of Solis.   Without the Solis acquisition, the
Company would have reported net income of $0.4 million, or $0.01 per diluted share for the quarter, despite the reduced absolute sales levels year-over-year, because of improved gross margins and reduced expenses, as discussed above. For the nine-month period ended December 31, 1997, the Company reported a net loss of $8.2 million compared to net income of $9.4 million in the prior year. The Company would have reported a net loss of $0.5 million on a year-to-date basis without the Solis acquisition compared to net income of $9.4 million in the prior year. The principal cause of this decrease is reduced revenue compared to the same nine-month period in the prior year plus the impact of additional spending on research and development and investment in new infrastructure for the Company, as discussed above.


CHANGES IN FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash, cash equivalents, and short-term investments of $86.2 million. For the nine months ended December 31, 1997, cash provided by operating activities of $3.8 million was primarily attributable to income from operations, which excludes the effect of non-cash expenses for the Solis merger costs and depreciation. Cash provided by investing activities of $10.0 million resulted primarily from the sale of $27.6 million in available-for-sale short-term investments, offset in part by $5.8 million for completion of construction of a building in Redwood Shores, California, $4.1 million for capital equipment, $2.5 million for the cash portion of the purchase of Solis, and a $5.2 million increase in other long-term assets. Cash used in financing activities of $2.4 million was attributable primarily to the repurchase of common stock for treasury shares of $4.5 million, partially offset by proceeds of $2.2 million received from the issuance of common stock upon exercise of stock options. This resulted in a net decrease of $16.2 million from the March 31, 1997 cash, cash equivalents, and short-term investments balances. Working capital decreased by $15.8 million from the March 31, 1997 balance of $93.8 million, to $78.0 million at December 31, 1997.

In addition to cash, cash equivalents, and short-term investments, the Company has $15.0 million available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1998. As of December 31, 1997, the Company had no borrowings outstanding.

The Company believes that existing cash resources, available bank borrowings, and cash generated from operations, if any, will be sufficient to meet the Company's cash and investment requirements for at least the next 12 months.


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

The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. For example, the Company's results for the first quarter of fiscal 1998 were significantly affected due to the shipments of new versions of Director and Authorware late in the quarter. The Company has in the past experienced delays in the development of new products and enhancements of existing products, and such delays may occur in the future. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations.

The Company's quarterly results of operations also may vary significantly depending on the timing of product introductions by competitors, changes in pricing, execution of technology licensing agreements, and the volume and timing of orders received during the quarter, which are difficult to forecast as well as acquisitions of other companies or technologies. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop or acquire innovative products, its product and customer mix and the level of competition. The Company's results of operations may also be affected by seasonal trends. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenues do not meet the Company's forecasts, operating results may be materially adversely affected.

In the past, a majority of the Company's revenues have been derived from its products for the Macintosh. Although sales of the Company's Windows and cross-platform products accounted for approximately 56% of total revenues for the first nine months of fiscal 1998 and are expected to become an increasingly important component of the Company's revenues, the Company remains heavily dependent on the sale of products for the Macintosh platform. A continuing leveling-off or decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail-order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations.

A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, mail order, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. Internationally, the Company's products are sold through distributors. The Company's resellers generally offer products of several different companies, including in some cases products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. In addition, the Company believes that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. From time to time, distributors seek the right to return unsold product, particularly when such products have been superseded by a new version or upgrade of a product. If the Company's distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on the Company's revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on the Company's results of operations.

Macromedia has grown in substantial part from combinations with other companies. In January 1995, Macromedia acquired Altsys Corporation, which developed the FreeHand graphic design and illustration product. Before Macromedia's acquisition of Altsys, the revenues of Altsys consisted primarily of royalties from Aldus Corporation, which had marketed FreeHand until January 1995, and revenues from Fontographer, software for creating and modifying fonts. In August 1995, the Company acquired Fauve Software, Inc., a developer of image editing software. In December 1995, the Company acquired OSC, a developer of digital audio production software. In March 1996, the Company acquired iband, Inc., a developer of internet web site development tools. In December 1996, the Company acquired FutureWave Software, a developer of Internet animation software. In October 1997, the Company acquired Solis, a developer of Computer Managed Instruction software for enterprise-wide training and skills management. Except for FreeHand, none of the acquired products has accounted for a significant portion of the Company's revenues to date. There can be no assurance that sales of the Company's existing products will either continue at historical rates or increase, or that new products or technologies introduced by the

Company, whether developed internally or acquired, will achieve market acceptance. The Company's historical rates of growth should not be taken as indicative of growth rates that can be expected in the future.

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

The developing digital media, internet, and online services markets, and the personal computer industry in general are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. The Company must continuously update its existing products and technologies to keep them current with the changing technology landscape and must develop new products and technologies to take advantage of emerging trends that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to increase functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards and provide additional functionality. There can be no assurance that the Company will be successful in these efforts.

For the nine months ended December 31, 1997, the Company derived approximately 51% of its total revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its total revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including foreign government regulation; general geopolitical risks such as political instability; hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions; longer payment cycles; greater difficulty in accounts receivable collection; potentially adverse tax consequences; the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

In addition, the Company's results may be adversely affected by worldwide economic events beyond the control of the Company, such as those presently occurring in Asia. Approximately 28% of the Company's revenues in fiscal 1997 were derived from the Asia Pacific region. During the third quarter of fiscal 1998, the Company experienced a decline in revenue growth rates in Asia Pacific in part due to the economic crises that occurred throughout this region. There can be no assurances that these aforementioned economies will recover in the near term or that the Company's results or growth rates in this geographic region will return to previous levels even if the recovery occurs.

Revenues generated through international sales in certain countries are denominated in the currency of the country in which the sale occurs, while expenses continue to be denominated in the local currency of the countries in which the Company has offices. As a result of the fact that sales and expenses are not entirely matched, the Company has entered into foreign currency contracts to manage risk against unfavorable fluctuations in foreign currency exchange rates associated with anticipated sales. Because these contracts do not qualify as hedges for financial reporting purposes, these contracts are marked to market with gains and losses included in the statement of operations. These contracts are of a short-term duration and as of December 31, 1997, there were no significant gains or losses.

YEAR 2000 COMPLIANCE

All Macromedia software will handle Year 2000 compliance correctly assuming that the operating systems upon which they run have been updated to comply. Macromedia's software products obtain date information, such as creation dates and modification dates, directly from the computer's operating system. Thus, the current versions of Macromedia's products are as "compliant" as the operating systems upon which they run. Both Microsoft and Apple have stated that their products will continue to operate properly into the twenty-first century.

Although the Company does not believe there are any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc., et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Defendants have filed demurrers to the complaint and other motions which were argued on December 19, 1997 and January 5, 1998. The Court has not ruled on the pending motions. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court. Discovery has been stayed pending resolution of the demurrers and other motions.

On September 25, 1997, a complaint entitled City Nominees v. Macromedia, Inc. et al., Case No. C-97-3521-SC was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Defendants have filed motions to dismiss the complaint. Three similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California. All of these cases have been consolidated. Lead plaintiffs and lead counsel have been appointed under the provisions of the Private Securities Law Reform Act by the District Court pursuant to an Order of January 24, 1998. Lead plaintiffs have stated their intention to file a consolidated amended complaint. Discovery has been stayed by operation of statute and local rule.

All complaints seek damages in unspecified amounts, as well as other forms of relief. The Company believes the complaints are without merit and intends to vigorously defend the actions.


ITEM 2. CHANGES IN SECURITIES

On October 6, 1997, the Company entered into an Agreement and Plan of Reorganization with Solis Design, Inc. ("Solis"), pursuant to which the Company issued 300,000 shares of its Common Stock and paid certain cash consideration to the ten shareholders of Solis in exchange for all of the capital stock of Solis. The issuance of shares of the Company's Common Stock to the shareholders of Solis was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rules 505 and 506 promulgated under the Securities Act. The Common Stock was issued to a limited number of people with no general solicitation or advertising. The Solis shareholders were represented by a purchaser representative and received an information statement in connection with the issuance of the Company's Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number         Exhibit Title
-------        -------------

11.01          Statement regarding computation of per share earnings

27.01          Financial Data Schedule


     (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MACROMEDIA, INC.
                                        (Registrant)




Date: February 19, 1998                 /s/ Robert K. Burgess

                                        ----------------------------------------
                                        Robert K. Burgess
                                        President and Chief Executive Officer


Date: February 19, 1998                 /s/ Elizabeth A. Nelson

                                        ----------------------------------------
                                        Elizabeth A. Nelson
                                        Chief Financial Officer