Form 10-K
period 1998-03-31
MACROMEDIA INC
filed 1998-06-30
CIK 913949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1998; or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _____.

                          COMMISSION FILE NO. 0 - 22688

                                MACROMEDIA, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                  94 - 3155026
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                    Identification No.)

           600 TOWNSEND STREET,
         SAN FRANCISCO, CALIFORNIA                            94103
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (415) 252-2000

Securities registered pursuant to Section 12(b)
 of the Act:                                                  NONE

Securities registered pursuant to Section 12(g)
 of the Act:                                          COMMON STOCK, PAR VALUE
                                                         $0.001 PER SHARE
                                                         (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 29, 1998 ($15.844) as reported on the Nasdaq National Market, was approximately $530,801,600. Shares of Common Stock held by each officer and director and by certain persons who owned 5% or more of the Registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of Friday, May 29, 1998 Registrant had outstanding 39,221,116 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held at 1:00 PM, Thursday, July 30, 1998 at 600 Townsend St., Suite 310W, San Francisco, California 94103 are incorporated by reference in
Part III.

                                MACROMEDIA, INC.
                                1998 FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
                                    PART I
Item 1.   Business                                                          1
Item 2.   Properties                                                        6
Item 3.   Legal Proceedings                                                 7
Item 4.   Submission of Matters to a Vote of Security Holders               7
Item 4A.  Executive Officers of the Registrant                              8

                                    PART II
Item 5.   Market for the Registrant's Common Equity and Related Stock
          Holder Matters                                                   10
Item 6.   Selected Financial Data                                          10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       17
Item 8.   Financial Statements and Supplementary Data                      18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         37

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant               38
Item 11.  Executive Compensation                                           38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                       38
Item 13.  Certain Relationships and Related Transactions                   38

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                         39

Signatures                                                                 44

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

                                     PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements such as statements of the Company's expectations, plans, objectives and beliefs. These forward-looking statements are subject to material risks and uncertainties discussed in this Form 10-K, including those set forth under Factors that May Affect Future Results of Operations, contained in Item 7 of this Part II. As a result, the Company's actual results could differ materially from those described in the forward-looking statements.


ITEM 1. BUSINESS


GENERAL

Macromedia, Inc. ("Macromedia" or "the Company") develops and distributes original technologies and innovative software tools, servers and services to a range of customers including developers, consumers and large corporate accounts. The Company's products and services are focused on maximizing opportunities in three key areas: Web Publishing, Web Traffic, and Web Learning.

WEB PUBLISHING addresses designers and developers need to create and distribute rich interactive animations, applications, web sites and entire environments on the web. Using Macromedia software tools and systems, creative professionals can quickly and cost effectively produce and deliver high-quality graphics, entertainment, and information to consumers worldwide. Macromedia also provides technology that allows consumers to experience engaging, interactive content when visiting the web.

WEB TRAFFIC builds web sites that attract a large and growing audience of customers and consumers and then sells advertising and sponsorships for those sites. Macromedia's web sites, WWW.MACROMEDIA.COM and WWW.SHOCKRAVE.COM, attract millions of new and repeat visitors every month.

WEB LEARNING focuses on the opportunities provided by corporate Intranets and the web for cost-effectively training geographically diverse groups of people. Macromedia's learning solutions provide corporate enterprises, educational institutions, and governmental agencies with the tools to author, deliver, and manage online training solutions for corporate and academic learning worldwide. To further expand the Company's offerings for Web Learning, in October 1997, Macromedia acquired Solis Design, Inc., a leader in open, online learning management systems. The Company is now offering the Solis Pathway product line as Macromedia Pathware.

Macromedia was incorporated in Delaware on February 25, 1992, and has acquired several other businesses since its incorporation. The Company principal executive office is located at 600 Townsend, San Francisco, California 94103 and its telephone number is 415/252-2000. Macromedia's common stock is listed on the NASDAQ National Market under the symbol MACR. The Company's World Wide Web site can be accessed at WWW.MACROMEDIA.COM.


PRODUCTS

The Company's products are used by creative professionals, multimedia developers and training professionals, working independently or in organizations ranging from large corporations to small companies, as well as in educational institutions of every size, who want to publish content for the web as well as traditional output media such as print and CD-ROM. The Company's products currently run on Microsoft Windows and Apple Macintosh platforms.

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

Macromedia's organization and products are structured into four business units:
Internet and Multimedia Authoring Tools (IMAT), Graphics, Web Traffic, and Interactive Learning. Each business unit is responsible for the profit or loss of its respective product lines.

INTERNET AND MULTIMEDIA AUTHORING TOOLS -- The IMAT business unit develops and markets a full line of software and servers that meets the needs of web and multimedia developers. These products include:

     - Director-Registered Trademark- -- the leading multimedia authoring and production tool for developing interactive multimedia applications for the web and CD/DVD-ROM.
     - Dreamweaver-TM- -- a visual tool for professional web site design that offers the productivity of a visual web page layout tool, the control of an HTML text editor, and support for Dynamic HTML.
     - Flash-TM- -- a vector design tool that allows web developers to create interactive graphics and animations for the web.
     - Flash Generator-TM- -- a server-based product that allows for the real-time, automated creation of data-driven graphics and animations.
     - Shockwave-TM- -- a technology that is built into Macromedia products to optimize interactive multimedia files for delivery on the web.

GRAPHICS -- The Graphics business unit develops and markets software that meets the needs of graphic designers and illustrators for delivery on the web or in print. These products include:

     - FreeHand-TM- -- an illustration and page layout tool for publishing documents and creating graphics for print and the Web.
     - Fireworks-Registered Trademark- -- a web production tool for creating, optimizing, and editing web graphics, both bitmaps and vectors.

WEB TRAFFIC -- The Web Traffic business unit provides services to Macromedia customers and consumers by providing rich interactive multimedia content on the Company's web sites.

     - WWW.MACROMEDIA.COM, ranked as one of the top destinations on the Internet, is a destination site for consumers who come to download the Shockwave plug-in. The Company also provides information on Macromedia and its products, extensive online help, technical support, and a Company store on the site.
     - WWW.SHOCKRAVE.COM is a free online entertainment service featuring exclusive Shockwave content created by leading entertainment companies and developers, and supported by advertising and sponsorship revenue. The ShockRave site is an established showcase for Macromedia's Internet technologies and tools.

INTERACTIVE LEARNING -- The Interactive Learning business unit provides content development tools and complete systems and services for developing enterprise solutions for corporate and academic learning that meet the needs of training specialists, educators, and education content developers. Products include:

     - Authorware-Registered Trademark- -- a visual authoring tool for producing web and CD/DVD-ROM-based, interactive multimedia learning applications.
     - Pathware-TM- -- a complete computer-managed instruction system that streamlines the administration of enterprise learning programs based on the AICC (Aviation Industry Computer-based training Consortium) open standard.

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

CORE TECHNOLOGIES

Macromedia strongly believes in the value to its customers of supplying and developing industry standards. The Macromedia Open Architecture enables developers to write Xtras (plug-ins) that work across the Company's product lines.

In April, 1998 the Company announced that it is making its popular Flash file format (.swf) available as an open Internet standard for vector graphics and animation. The move enables platform vendors to provide a more attractive development and playback environment to content publishers, allows web designers to make animation a standard element in their web site designs, and enables developers to deliver Flash-compatible authoring and editing tools. Our existing products support standards such as HTML, DHTML, and we are members of standards committees such as World Wide Web Consortium.


PRODUCT DEVELOPMENT

The Company's business strategy emphasizes developing products, servers, and services which address the World Wide Web and the problems developers face as they deliver to a new platform, with multiple standards, multiple browsers, and different bandwidth rates.

Since the software industry is characterized by rapid technological change, a continuous high level of expenditure is required in order to enhance existing products and develop new products. The Company plans to continue internal product development efforts, and from time to time, as appropriate, to acquire, additional software and system technologies that it considers critical to solving the needs of multimedia, graphic arts, web development professionals and consumers.

The Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce new products on a timely basis. It is critical that new products and enhancements keep pace with the constantly evolving Internet and competitive offerings. Macromedia intends to adapt products to new hardware and software platforms, and embrace emerging industry standards. In addition to its existing products, Macromedia has a number of new products under development. Any delay in the introduction of enhanced versions of existing products, or new products' availability and/or the acceptance of these products by users could have a material adverse impact on the results of operations.

For fiscal 1998, 1997, and 1996, the Company's research and development expenses were $32.2 million, $30.0 million, and $20.0 million, respectively.


MARKETING

Macromedia generates awareness and demand for its products through its web sites, WWW.MACROMEDIA.COM and WWW.SHOCKRAVE.COM, public relations activities, customer seminars, advertising both on the web and in print, and national and regional trade shows. The Company also uses direct mail, both e-mail and print, to introduce new products and upgrades and to cross-sell products to current customers. In addition, Macromedia sells its products by distributing a variety of interactive multimedia demonstration materials directly to prospective customers, and then follows up through outbound telemarketing.

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

SALES AND DISTRIBUTION

A substantial majority of the Company's revenues is derived from the sale of its products worldwide through a variety of distribution channels, including electronic commerce on the web, direct sales, mail order, traditional software distributors, educational distributors, value-added resellers (VARs), original equipment manufacturers (OEMs), hardware and software superstores, and retail dealers. For certain large customers, the Company enters into licensing agreements under which the customer has the right to reproduce and use Macromedia software. One distributor, Ingram Micro, Inc., accounted for 28%, 24% and 21% of revenues in fiscal 1998, 1997 and 1996, respectively.

Internationally, the Company's products are sold through distributors. With distributors in more than 50 countries around the world, international sales accounted for 48% of total revenues during the last fiscal year. In certain cases, the distributor has exclusive distribution rights to certain products or for certain platforms in its country and, in certain cases, has the responsibility for preparing "localized" versions of Macromedia's products in the language of the country. The Company believes that the international markets for its products present a strategic opportunity and expects that international sales will continue to generate a significant percentage of its total revenues.

The direct sales force at Macromedia focuses primarily on enterprise sales of the Pathware product. The sales cycle with respect to Pathware license sales may be lengthy and may be subject to integration and acceptance by the customer. The Company also employs an indirect sales force that works closely with its major distributor and reseller accounts to manage the flow of orders, inventory levels, and sell-through into other channels.

The Company believes that electronic commerce will increasingly become an important and cost effective form of distribution in the future and is heavily investing in technologies and the associated infrastructure to support this form of distribution.


CUSTOMER SUPPORT

The Company provides customer support on a complimentary basis via designers and developers centers for each Macromedia product on WWW.MACROMEDIA.COM, where customers can search more than 2,000 online technical documents to answer their questions and participate in discussion forums with other customers and Macromedia employees. The Company provides complimentary technical support to customers via phone and fax for a period of 90 days after the first technical support contact from a customer. Thereafter, the Company offers a technical support plan, Priority Access(TM), that provides the customer with access to a toll-free support line; priority in the call queue; priority response to e-mail, mail, and fax inquiries; and 24-hour voicemail messaging. The Company also offers high-end developer support and per-incident support.


COMPETITION

Sales of the Company's Director, FreeHand, and Authorware products have generally represented and are expected to continue to represent a majority of the Company's total revenues during fiscal 1999. The Company expects that its revenues will continue for the foreseeable future to be substantially dependent on these products. A decline in sales of any of these products, as a result of competition, technological change, or other factors, would have a materially adverse effect on the Company's results of operations. In the past, a majority of the Company's revenues has been derived from its products for the Macintosh. Although sales of the Company's products for Windows and cross-platform products accounted for 56% of the Company's total revenues in fiscal 1998 and are expected to become an increasingly important component of the Company's revenues, a leveling-off

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

or decline in the sales rate of Macintosh computers or shifts in mail order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations.

The Company believes that the principal competitive factors in the web publishing tools, graphic arts, and multimedia categories are product features and quality, price, ease-of-use, brand name recognition, access to both electronic and physical distribution channels, reliability and quality of support services. The Company believes that it competes favorably with respect to each of these factors. In the event that price competition significantly increases, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on the Company's operating results and financial condition. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could have a material adverse effect on the results of operations.

Although the Company believes that its principal products have achieved market acceptance, there can be no assurance that they will continue to do so. In addition, there can be no assurance of market acceptance as the Company introduces new products. Furthermore, there is a possibility that new personal and network computer hardware platforms, new multimedia delivery systems, the emergence of new standards and other technological changes may provide new entrants with opportunities to make substantial inroads into the graphic arts, multimedia, or web publishing tools market having a material adverse effect on the results of operations.


PROPRIETARY RIGHTS AND LICENSES

The Company relies on a combination of copyright, trade secret, and trademark laws, and employee and third-party nondisclosure agreements, to protect its intellectual property rights and products. The Company distributes its software under a "shrink-wrap" and/or "click-wrap" license agreement and generally does not obtain signed license agreements from its end users. The Company uses a hardware lock-out device with respect to certain versions of its software that are sold internationally but otherwise does not copy-protect its software. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

The Company believes that its products, intellectual property, and other proprietary rights do not infringe on the proprietary rights of third parties. From time to time, however, the Company has received communications from third parties asserting that features or content of certain of its products may infringe intellectual property rights of such parties. To date, no such claim has resulted in litigation or in the payment of any claims, and the Company believes that the impact of any such known claims will be immaterial. However, as the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that its software increasingly will become the subject of claims that such software infringes the rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of third parties. There can be no assurance that such licenses will be available on reasonable terms or at all. The Company licenses certain software products from other companies to create suites of multimedia products. There can be no assurance that upon the expiration of these licenses, such licenses will be available on reasonable terms or at all, or that similar products could be obtained to substitute into the suites.

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

MANUFACTURING AND SHIPPING

The Company is dependent on a sole source, Modus Media ("Modus"), for the manufacture and shipment of its finished products. The manufacture of the Company's products typically consists of duplicating diskettes, pressing CD-ROMs, printing manuals, and packaging and assembling finished products, all of which are in accordance with the Company's specifications and forecasts. The Company currently performs quality assurance testing at its own facilities. Modus operates multiple facilities that are capable of serving the Company's needs, and the Company believes any alternative sources could be implemented without undue delay. To date, the Company has not experienced any material difficulties or delays in the manufacture or assembly of its products or material returns due to product defects.

The Company believes that electronic software distribution and online documentation will increasingly become an important and cost effective form of manufacturing in the future and is investing in technologies and infrastructure to support this form of distribution.


EMPLOYEES

As of March 31, 1998, the Company had 491 full-time employees, including 59 in North American sales; 38 in international sales; 100 in marketing; 215 in development, quality assurance, and documentation; and 79 in finance and administration. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relations with its employees are good.


ITEM 2. PROPERTIES

The Company's primary facility consists of approximately 125,000 square feet located in a multi-story building in San Francisco, California. This space houses a majority of the Company's United States operations. The facility is leased pursuant to an agreement that expires August 31, 2005. Macromedia has two options to renew for successive five-year terms at 95 percent of the then current fair market value of the space. The Company also holds a right of first refusal to additional space when it becomes available. Approximately 25,000 square feet of this facility is not currently occupied by the Company and has been sub-leased. The Company owns a four- story 100,000 square foot facility, located on land purchased in Redwood City, California. The Company is occupying 50,000 square feet and is leasing the remaining 50,000 square feet. The Company occupied the building on May 5, 1997 by transferring its employees from its San Mateo locations where the Company was leasing 29,665 square feet. The Company entered into sub-lease agreements to cover the remaining lease periods at the former San Mateo locations. In addition, the Company currently leases approximately 20,000 square feet in Richardson, Texas. The Company also leases space in North America for field sales offices, in Berkshire, England, for its European operations, Victoria, Australia, for its Asia Pacific operations and in Tokyo, Japan, for its Japanese operations. The Company believes its facilities are adequate for current and near-term needs and that additional space is available to provide for anticipated growth during the life of the leases.

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

ITEM 3. LEGAL PROCEEDINGS

On July 31, 1997, a complaint entitled Rosen et al. V. Macromedia, Inc., et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions which were argued on December 19, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. The Court sustained in part and overruled in part the demurrers by order dated March 6, 1998. Claims against Susan Bird were dismissed with leave to amend and the Court overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. The Plaintiffs did not file an amended complaint. Discovery is now proceeding. By agreement of the parties, the rulings apply to the other state court actions, and separate answers to the remaining complaints need not be filed.

On September 25, 1997, a complaint entitled City Nominees v. Macromedia, Inc. et al., (Case No. C-97-3521-SC) was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Three similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California. All of these cases have been consolidated. Lead plaintiffs and lead counsel have been appointed under the provisions of the Private Securities Law Reform Act by the District Court pursuant to an Order of January 23, 1998. A consolidated complaint was filed on February 13, 1998. Defendants promptly moved to dismiss, which motion was granted by order filed May 18, 1998, on the grounds that plaintiffs' claims were barred by the applicable statute of limitations. Discovery has been stayed by operation of statute and local rule.

All complaints seek damages in unspecified amounts, as well as other forms of relief. The Company believes the complaints are without merit and intends to vigorously defend the actions.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company's current executive officers as of May 29, 1998:

    NAME                 AGE  POSITION
    ----                 ---  --------
    Robert K. Burgess    40   Chief Executive Officer, President and Director
    Brian J. Allum       40   Senior Vice President, Worldwide Field Operations
    Joseph D. Dunn       41   Senior Vice President, Products and Technology
    Norman K. Meyrowitz  38   President, Macromedia Products
    Elizabeth A. Nelson  37   Senior Vice President, Chief Financial Officer and Secretary

Mr. Burgess has been Chief Executive Officer, President, and a director of the Company since November 1996. Prior to joining the Company, Mr. Burgess was Senior Vice President of Silicon Graphics, Inc., responsible for the Silicon Interactive Strategic Business Unit. Prior to this position, he was President of Alias/Wavefront, a wholly-owned independent software subsidiary of Silicon Graphics, created from the 1995 merger of Alias Research, Inc. and Wavefront Technologies, Inc. From 1992 to 1995, he was President, CEO, COO and Director of Alias Research. Prior to joining Alias Research, Mr. Burgess held a number of senior management positions at Silicon Graphics, including Vice President of Marketing, Applications and Business Development (1991), Vice President of Applications (1990) and President of Silicon Graphics Canada, Inc., (1984-90). Mr. Burgess earned a B.S. degree in Commerce from McMaster University.

Mr. Allum has been Senior Vice President of Worldwide Field Operations since July 1997 and has responsibility for all sales, field marketing, customer service and support functions at Macromedia. From May 1996 until he joined Macromedia, Mr. Allum was President of Alias/Wavefront, a wholly-owned independent software subsidiary of Silicon Graphics, created from the 1995 merger of Alias Research, Inc. and Wavefront Technologies, Inc., and Vice President/General Manager of Silicon Graphics. Prior to this position, he was Vice President of Field Operations of Alias/Wavefront. From 1991 to 1995, he was Vice President of Field Operations of Alias Research. Prior to joining Alias Research, Mr. Allum held a variety of senior management and sales positions at Silicon Graphics Canada (1985-1991) and Digital Equipment Corporation (1981-1985). Mr. Allum graduated from Queens University with a B.S. degree in Commerce.

Mr. Dunn has been Senior Vice President of Products and Technology since February 1998. Previous to this position, Mr. Dunn was Vice President of Corporate Development and has performed various senior roles at Macromedia since 1991 including Vice President of Engineering from 1992 to 1995 and Vice President of Product Management from 1995 to 1996. Prior to joining Macromedia, Mr. Dunn was the Director of Software Development at Frame Technology in Santa Clara, CA. From 1981 to 1987, Mr. Dunn held a variety of technical and management positions at Acorn Computers, in the development of system software for personal computers. He graduated with a B.S. degree in Computer Science from Cambridge in 1980.

Mr. Meyrowitz has been President, Macromedia Products, since April 1998 and is responsible for overall management of business units which design, develop, and market Macromedia products. Prior to that he was Chief Technology Officer commencing February 1996, and Senior Vice President and General Manager of the Company's Internet and Multimedia Authoring Business from January 1997. From October 1994 to February 1996, he was Vice President of Product Development, and from October 1993 to October 1994, he was Director of Strategic Technology. From May 1991 to October 1993, he served as Director of System/User Software at GO Corporation. From October 1981 to May 1991, he served in various positions at Brown University; in his last position, he was Co-Director of the university's Institute for Research in Information and Scholarship (IRIS) where he managed and was the principal architect of IRIS's Intermedia system. Mr. Meyrowitz graduated from Brown in 1981 with a B.S. degree in Computer Science. He is a member of the ACM and the IEEE Computer Society.

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

Ms. Nelson has been Senior Vice President, Chief Financial Officer and Secretary of the Company since February 1998. Ms. Nelson joined Macromedia in July 1996 as Vice President, Corporate Development, where she was responsible for managing mergers and acquisitions and strategic planning. From 1986 to July 1996, Ms. Nelson worked at Hewlett-Packard, where she held positions in both Corporate Development and Financial Reporting and Analysis. From 1982 to 1986, she was a consultant with Robert Nathan Associates, an economic consulting firm, in Washington, D.C. Ms. Nelson holds an M.B.A. in Finance with Distinction from the Wharton School at the University of Pennsylvania and a B.S. degree from Georgetown University.

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol MACR. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by NASDAQ.


             FISCAL 1998            HIGH      LOW
                    ----            ----       ---
                    4th Quarter   $15.00    $7.90
                    3rd Quarter    14.34     7.13
                    2nd Quarter    13.50     7.63
                    1st Quarter    10.50     6.50

             FISCAL 1997            HIGH      LOW
                    ----            ----       ---
                    4th Quarter   $18.25   $ 7.50
                    3rd Quarter    22.00    15.75
                    2nd Quarter    25.63    14.13
                    1st Quarter    48.63    21.25



The Company has not paid cash dividends and has no present plans to do so. There were 483 stockholders of record as of May 29, 1998, excluding stockholders whose stock is held in nominee or street name by brokers.


ITEM 6. SELECTED FINANCIAL DATA

SELECTED FIVE-YEAR FINANCIAL DATA


                                                                                                     Years ended March 31,
                                                      -----------------------------------------------------------------------
(in thousands, except per share data)                  1998            1997            1996          1995           1994
-----------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                              $  113,086      $ 107,365       $ 116,691     $  55,892      $  37,542
Cost of revenues                                          14,997         23,246          19,600         9,618          6,478
-----------------------------------------------------------------------------------------------------------------------------
       Gross profit                                       98,089         84,119          97,091        46,274         31,064
-----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
     Sales and marketing                                  56,842         59,627          41,387        20,181         14,597
     Research and development                             32,231         30,013          20,033        12,360         10,106
     General and administrative                           11,452          8,135           5,466         3,491          3,009
     Merger, relocation, and reorganization                7,658            350           2,525         3,025           (476)
-----------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                            108,183         98,125          69,411        39,057         27,236
-----------------------------------------------------------------------------------------------------------------------------
       Operating (loss) income                           (10,094)       (14,006)         27,680         7,217          3,828
-----------------------------------------------------------------------------------------------------------------------------
       Net (loss) income                              $   (6,186)     $  (5,920)      $  23,002     $   6,538      $   3,475
                                                     ------------------------------------------------------------------------
                                                     ------------------------------------------------------------------------

Net (loss) income per share
     Basic                                            $    (0.16)     $   (0.16)      $    0.66     $    0.22      $    0.13
     Diluted                                          $    (0.16)     $   (0.16)      $    0.59     $    0.19      $    0.12


All income per share amounts reflect a two-for-one stock split which became effective October 16, 1995 and have been restated to reflect the adoption of SFAS 128 in December 1997.



BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments      $  86,131     $  102,451     $  116,662      $  33,981      $  27,172
Working capital                                            81,787         93,761        119,005         33,273         28,217
Total assets                                              154,184        156,897        155,122         52,430         38,503
Long-term liabilities                                         569              -              -            136            225
Total stockholders' equity                                128,465        131,916        133,181         39,681         31,860


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (presented in millions, except for share data) should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report contains forward-looking statements such as statements of the Company's expectations, plans, objectives and beliefs. These forward-looking statements are subject to material risks and uncertainties discussed in this Annual Report, including those set forth under Factors that May Affect Future Results of Operations. As a result, the Company's actual results could differ materially from those described in the forward-looking statements.

OVERVIEW

Macromedia develops and markets software tools, servers, and services for web publishing, multimedia, graphics and computer-based learning. The Company distributes its products through a network of distributors, dealers, and value-added resellers (VARs), as well as directly through its direct sales force and from its web site. The Company sells its products worldwide and has regional operations in North America, Europe, Japan, and Asia Pacific.

During fiscal 1998, the Company increased its focus on the web as the engine of growth for the Company. The Company's principal products, Director, FreeHand and Authorware, which together accounted for 84% of its fiscal 1998 revenues, were significantly updated for the web. In addition, the Company invested heavily in developing new products specifically for the web, such as Flash, Dreamweaver, and Fireworks; and in October 1997, the Company acquired Solis Design, Inc. (Solis) to add strength in managing enterprise-scale, web-based learning solutions. During fiscal 1998, the Company stopped further development of several smaller standalone products - xRes, E3D, SoundEdit and Backstage - and reduced the level of training and consulting services it supplied directly to customers, deciding instead to rely on channel partners to provide these services to end users.

As of March 31, 1998 total cash and short-term investments totaled $86.1 million, net receivables stood at 25 days sales outstanding, and the Company remained debt free. At March 31, 1998 the Company employed 491 full-time staff.

Additional information about Macromedia, its products, sales and marketing, and investor information, can be found on the web at WWW.MACROMEDIA.COM.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues.


                                          1998           1997           1996
-------------------------------------------------------------------------------
Revenues                                  100%           100%          100%
Cost of revenues                           13             22            17
-------------------------------------------------------------------------------
     Gross margin                          87             78            83

Operating expenses:
Sales and marketing                        50             55            35
Research and development                   28             28            17
General and administrative                 10              8             5
Merger                                      7              -             2
-------------------------------------------------------------------------------
     Total operating expenses              95             91            59

Operating margin                           (8)           (13)           24
Other income, net                           4              4             4
Provision (benefit) for income taxes        1             (3)            8
-------------------------------------------------------------------------------
     Net margin                            (5%)           (6%)          20%
                                          -------------------------------------
                                          -------------------------------------

REVENUES
Revenues were $113.1 million in fiscal 1998, a 5% growth over fiscal 1997 revenues of $107.4 million. Revenues in fiscal 1998 increased primarily from sales of new products and an increase in Director sales, partially offset by a decline in revenues from discontinued products, and a decline in service revenues. During fiscal 1998, the Company introduced several new products, including Flash, Dreamweaver, and Pathware, and has a number of new product development efforts under way. A significant portion of future revenues is dependent upon the timely introduction and ultimate success of these activities.

Windows and cross-platform product revenues increased 34%, while Macintosh-based revenues declined 17%. Windows and cross-platform product revenues represented 56% of revenues for fiscal 1998 compared to 44% for fiscal 1997 and 34% for fiscal 1996.

International revenues represented 48% of revenues in fiscal 1998 compared to 51% of revenues in fiscal 1997 and 42% of revenues in fiscal 1996. During fiscal 1998, the Company experienced a significant decline in revenue in the fourth quarter from the Asia Pacific region, particularly the Japanese market, as a function of both macroeconomic and industry specific trends. The Company remains cautious about the economic conditions in the Asia Pacific region. See Factors That May Affect Future Results of Operations - Risks of International Operations for additional information.

Revenues in fiscal 1997 were $107.4 million, down 8% from revenues of $116.7 million in fiscal 1996 due to an increased provision for product returns, a decline in technology licensing revenues, and modest declines in FreeHand and Authorware revenues, which were partially offset by an increase in Director product revenues.

COST OF REVENUES
Cost of revenues includes cost of materials, royalties paid to third parties for licensed technology, amortization costs related to localization and acquired technology, reserves for excess and obsolete finished goods and raw materials inventories, and costs associated with order fulfillment. Cost of revenues was $15.0 million in fiscal 1998, down from $23.2 million in fiscal 1997 and $19.6 million in fiscal 1996. This reduction resulted in a nine percentage point increase in gross margin to 87% of revenues for fiscal 1998 from fiscal 1997. The decrease in costs, both in absolute dollars and as a percentage of revenues, was due primarily to the effectiveness of various cost control programs implemented over the past year, the move to just-in-time manufacturing which resulted in lower inventory obsolescence and lower absolute inventory levels, and improved inventory review procedures. The Company believes these business process changes will result in ongoing sustained margin performance, however, gross margins may be adversely affected from time to time by the mix of distribution channels used by the Company, the mix of products sold, and the mix of international versus domestic revenues.

OPERATING EXPENSES
Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses decreased 5% in fiscal 1998 to $56.8 million from $59.6 million in the prior year due to lower overall spending on various sales and marketing programs as a result of the Company's efforts to reduce expenses, offset by planned increases in headcount. Sales and marketing expenses in fiscal 1997 increased 44% over fiscal 1996 expenses of $41.4 million due to increased headcount, costs associated with the restructuring of the sales distribution channel including recruiting, severance costs and the resolution of disputed claims for market development funds, the timing of discretionary marketing expenses, the recording of uncollectible accounts receivable and increased travel. The Company expects sales and marketing expenses to increase in absolute dollars in fiscal 1999 as the Company invests in various sales and marketing infrastructure programs, particularly in programs designed specifically for the web and for penetrating the enterprise.

Research and development expenses consist primarily of compensation and benefits, overhead, and professional service fees to support product development. Research and development expenses were $32.2 million in fiscal 1998, up from $30.0 million in fiscal 1997 and $20.0 million in fiscal 1996, reflecting the Company's investment in new product development. The Company expects research and development expenses in fiscal 1999 to increase in absolute dollars as the Company continues to invest heavily in new products and technologies and the infrastructure to support such activities.

General and administrative expenses consist mainly of compensation and benefits, fees for professional services, and overhead. General and administrative expenses increased from $8.1 million in fiscal 1997 and $5.5 million in fiscal 1996 to $11.5 million in fiscal 1998 due primarily to increases in staffing, higher outside services fees, and legal fees associated with the class action suits. The Company expects general and administrative expenses in fiscal 1999 to be higher than fiscal 1998 levels in absolute dollars as the Company continues to invest in building the infrastructure required to support the growth of the Company.

The Company incurred one-time merger costs of $7.7 million in the third quarter of fiscal 1998 for the acquisition of Solis Design Inc., which included charges for acquired in-process research and development as well as transaction fees for financial and legal advisers. In fiscal 1997, the Company recorded one-time merger costs of $0.4 million associated with the acquisition of FutureWave Software, Inc., which included transaction fees for financial and legal advisers and relocation expenses. In fiscal 1996, the Company recorded merger costs of $2.5 million related to the acquisitions of Fauve Software, Inc., OSC, Inc., and iband, Inc.

OTHER INCOME
Other income consists primarily of earnings on the Company's cash and short-term investments and foreign exchange gains and losses, net of fees. Other income was $4.7 million in fiscal 1998 compared to $4.6 million in fiscal 1997 and $4.1 million in fiscal 1996. The increase was due primarily to foreign exchange gains from hedging activity, partially offset by lower investment and interest income.

PROVISION (BENEFIT) FOR INCOME TAXES
The Company recorded a tax provision of $0.8 million, or 36%, in fiscal 1998 after adjusting for nondeductible charges for the write-off of acquired in-process research and development, compared to a tax benefit of $3.5 million, or 37%, in fiscal 1997. The provision for income taxes in fiscal 1996 was $8.8 million. An analysis of the differences between the statutory and effective income tax rates is presented in Note 7 of Notes to Consolidated Financial Statements. The Company expects that the effective tax rate for fiscal 1999 will be approximately 36%. This estimate is based on current tax law, the operating structure of the Company, and estimates of the geographic mix of earnings, and is subject to change.

NET LOSS
The net loss of $6.2 million for fiscal 1998 was due primarily to one-time charges for the acquisition of Solis in the third quarter. Excluding one-time acquisition charges, net income in fiscal 1998 would have been $1.5 million, compared to a $5.6 million net loss in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash, cash equivalents and short-term investments of $86.1 million. For fiscal 1998, operating activities provided $5.3 million in net cash, compared with $14.0 million for fiscal 1997. Cash used in investing activities of $9.4 million was used primarily to purchase capital equipment, principally for management information systems and engineering equipment, to invest in certain long-term assets, to improve facilities, and to fund the cash portion of the Solis acquisition in October 1997. Cash used in financing activities of $1.3 million was the result of purchases of $5.1 million of common stock under the Company's stock buyback program, offset by $3.8 million in proceeds from the exercise of common stock options. The Company anticipates spending approximately $8.0 million on capital purchases during fiscal 1999.

From time to time, cash will be used to repurchase common stock under the Company's stock buyback program. The buyback program approved by the Board of Directors in July 1997 provided for purchases of up to 2,000,000 shares. Since July 1997, the Company has repurchased 510,000 common shares for $5.1 million.

In addition to cash, cash equivalents, and short-term investments, the Company has $15.0 million available under an unsecured line of credit. The line of credit bears interest at the lender's prime rate and expires on July 15, 1998. The Company anticipates that this line of credit will be renewed. As of and during the fiscal year ended March 31, 1998, the Company had no borrowings outstanding.

Management believes that existing cash and investments, together with cash generated from operations, will be sufficient to meet the Company's operating requirements through at least fiscal 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Except for the historical information contained in this Annual Report, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including those detailed below, and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

INTENSE COMPETITION. The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Inc. (Adobe), Apple Computer, Inc., Asymetrix Corporation, Corel Corporation (Corel), MetaCreations Corporation, and Microsoft Corporation (Microsoft). As the Company competes with larger competitors such as Adobe, Corel and Microsoft across a broader range of product lines and different platforms, the Company may face increasing competition from such companies.

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

FLUCTUATIONS OF OPERATING RESULTS; PRODUCT INTRODUCTION DELAYS. The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. A substantial portion of the Company's revenues is derived from its three key products: Director, FreeHand and Authorware. The Company has in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If the Company was unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations. If the Company does not ship new versions of its products as planned, sales of existing versions decline, or new products do not receive market acceptance, the Company's results of operations in a given quarter could be materially adversely affected as they were during the fourth quarter of fiscal 1997 when the Company delayed shipment of a new version of Director to the following quarter.

The Company's quarterly results of operations also may vary significantly depending on the impact of any of the following: the timing of product introductions by competitors, changes in pricing, execution and volume of technology licensing agreements, the volume and timing of orders received during the quarter, which are difficult to forecast, and finally, any acquisitions of other companies or technologies. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop or acquire innovative products, its product and customer mix, and the level of competition. The Company's results of operations may also be affected by seasonal trends. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenues do not meet the Company's forecasts, operating results may be materially adversely affected. There can be no assurance that sales of the Company's existing products will either continue at historical rates or increase, or that new products introduced by the Company, whether developed internally or acquired, will achieve market acceptance. The Company's historical rates of growth should not be taken as indicative of growth rates that can be expected in the future.

DEPENDENCE ON DISTRIBUTORS. A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, original equipment manufacturers (OEMs), hardware and software superstores, retail dealers, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 28%, 24% and 21% of revenues in fiscal 1998, 1997 and 1996, respectively. Internationally, the Company's products are sold through distributors. The Company's resellers generally offer products of several different companies, including in some cases, products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. In addition, the Company believes that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If the Company's distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on the Company's revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON MACINTOSH PLATFORM. In the past, a majority of the Company's revenues was derived from its products for the Macintosh. Although sales of the Company's products for Windows and cross-platform environments accounted for approximately 56% of revenues for fiscal 1998 and are expected to become an increasingly important component of the Company's revenues, the Company remains heavily dependent on the sale of products for the Macintosh platform. A continuing leveling-off or decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations.

RISKS OF INTERNATIONAL OPERATIONS. For fiscal 1998, the Company derived approximately 48% of its revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

In addition, the Company's results may be adversely affected by worldwide economic events beyond the control of the Company, such as those presently occurring in Asia. Approximately 20% of revenues in fiscal 1998 and 26% of revenues in fiscal 1997 were derived from the Asia Pacific region. During fiscal 1998, the Company experienced a decline in revenue growth rates in Asia Pacific in part due to the economic crises that occurred throughout this region. There can be no assurances that these economies will recover in the near term or that the Company's results or growth rates in this geographic region will return to previous levels even if the recovery occurs.

The Company enters into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of March 31, 1998, notional principal of outstanding forward contracts amounted to $5.7 million. These contracts are of a short-term duration and the fair value of such contracts equals the market value as of March 31, 1998. There can be no assurance that such contracts will adequately hedge the Company's exposure to currency fluctuations.

RISKS ASSOCIATED WITH ACQUISITIONS. Macromedia has grown in part because of combinations with other companies. In August 1995, the Company acquired Fauve Software, Inc., a developer of image editing software. In December 1995, the Company acquired OSC, Inc., a developer of digital audio production software. In March 1996, the Company acquired iband, Inc., a developer of Internet web site development tools. In December 1996, the Company acquired FutureWave Software, Inc., a developer of Internet graphics and animation software. In October 1997, the Company acquired Solis Design, Inc., a developer of computer managed instruction software for enterprise-wide, web-based learning solutions. None of the recently acquired products has accounted for a significant portion of the Company's revenues to date. Additionally, there are integration risks associated with merging two companies including financial, administrative and cultural concerns.

VOLATILITY OF STOCK. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry. In addition to factors specific to the Company, changes in analysts' earnings estimates for the Company or its industry and factors affecting the corporate environment or the securities markets in general will often result in significant volatility of the Company's common stock price.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties, including customers, vendors, and manufacturers, with whom the Company deals on financial transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

Although the Company does not believe there are any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. The Company is assessing the impact to its operations of addressing the Year 2000 issues.

The Company believes that its software will handle Year 2000 compliance correctly assuming that the operating systems upon which they run have been updated to comply. Macromedia's software products obtain date information, such as creation dates and modification dates, directly from the computer's operating system. Both Microsoft and Apple have stated that their operating systems will continue to operate properly into the twenty-first century.

SUBSEQUENT EVENTS

In May 1998, the Company sold certain intellectual property rights to Apple Computer. While the terms of the transaction have not been disclosed, the Company expects this event to have a positive impact on net income through reduced research and development expenses and anticipated future royalty income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS
Macromedia, Inc. and Subsidiaries


                                                                                           March 31,
----------------------------------------------------------------------------------------------------
(in thousands, except share data)                                               1998          1997
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $  10,019    $   15,397
  Short-term investments                                                       76,112        87,054
  Accounts receivable, less allowance for returns and
    doubtful accounts of $7,606 and $7,786, respectively                        7,696         2,315
  Inventory                                                                       743         1,882
  Prepaid expenses and other current assets                                     3,819         4,557
  Deferred tax assets, short-term                                               8,548         7,537
----------------------------------------------------------------------------------------------------
         Total current assets                                                 106,937       118,742

Land and building, net                                                         20,372        14,240
Other fixed assets, net                                                        18,528        19,910
Related party loans                                                             7,440         2,497
Other long-term assets                                                            907           538
Deferred tax assets, long-term                                                      -           970
----------------------------------------------------------------------------------------------------
         Total assets                                                      $  154,184   $  156,897
                                                                           -------------------------
                                                                           -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $  4,091     $   6,020
     Accrued liabilities                                                       19,132        16,585
     Unearned revenue                                                           1,927         2,376
----------------------------------------------------------------------------------------------------
         Total current liabilities                                             25,150        24,981
Other long-term liabilities                                                       263             -
Deferred tax liabilities, long-term                                               306             -
----------------------------------------------------------------------------------------------------
         Total liabilities                                                     25,719        24,981
----------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, par value $0.001 per share; 80,000,000
    shares authorized; 38,807,968 and 37,742,965 shares
    issued and outstanding as of 1998 and 1997, respectively                       39            38
  Treasury stock, at cost; 510,000 shares                                     (5,139)             -
  Additional paid-in capital                                                  142,023       133,962
  Deferred compensation                                                          (87)         (149)
  Unrealized gain on investments                                                   47           297
  Accumulated deficit                                                         (8,418)       (2,232)
----------------------------------------------------------------------------------------------------
         Total stockholders' equity                                           128,465       131,916
----------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                        $  154,184    $  156,897
                                                                           -------------------------
                                                                           -------------------------

  See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
Macromedia, Inc. and Subsidiaries


                                                                               Years ended March 31,
----------------------------------------------------------------------------------------------------
(in thousands, except per share data)                            1998           1997           1996
----------------------------------------------------------------------------------------------------
Revenues                                                   $  113,086     $  107,365     $  116,691
Cost of revenues                                               14,997         23,246         19,600
----------------------------------------------------------------------------------------------------
        Gross profit                                           98,089         84,119         97,091
----------------------------------------------------------------------------------------------------

Operating expenses:
     Sales and marketing                                       56,842         59,627         41,387
     Research and development                                  32,231         30,013         20,033
     General and administrative                                11,452          8,135          5,466
     Merger, relocation, and reorganization                     7,658            350          2,525
----------------------------------------------------------------------------------------------------
        Total operating expenses                              108,183         98,125         69,411
----------------------------------------------------------------------------------------------------
        Operating (loss) income                              (10,094)       (14,006)         27,680
----------------------------------------------------------------------------------------------------
Other income (expense):
     Interest and investment income, net                        4,687          5,353          4,307
     Foreign exchange gain/(loss)                                 243          (639)           (98)
     Other                                                      (194)          (105)          (108)
----------------------------------------------------------------------------------------------------
        Total other income                                      4,736          4,609          4,101
----------------------------------------------------------------------------------------------------
        (Loss) income before taxes                            (5,358)        (9,397)         31,781
Provision (benefit) for income taxes                              828        (3,477)          8,779
----------------------------------------------------------------------------------------------------
        Net (loss) income                                  $  (6,186)     $  (5,920)     $   23,002
                                                            ----------------------------------------
                                                            ----------------------------------------

Net (loss) income  per share
Basic                                                      $   (0.16)     $   (0.16)     $     0.66
                                                            ----------------------------------------
                                                            ----------------------------------------
Diluted                                                    $   (0.16)     $   (0.16)     $     0.59
                                                            ----------------------------------------
                                                            ----------------------------------------

Weighted average common shares outstanding
Basic                                                          38,114         37,488         34,899
                                                            ----------------------------------------
                                                            ----------------------------------------
Diluted                                                        38,114         37,488         39,044
                                                            ----------------------------------------
                                                            ----------------------------------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Macromedia, Inc. and Subsidiaries


                                                                                   Years Ended March 31,
                                                            ---------------------------------------------
(in thousands)                                                       1998           1997            1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                            $   (6,186)     $   (5,920)      $  23,002
  Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
    Depreciation and amortization                                    7,728           7,766          4,013
    Deferred income taxes                                              265         (3,832)        (4,675)
    Tax benefit from employee stock plans                              240               -          8,827
    Deferred compensation                                               49             104              -
    Write-off of merger costs                                        7,658               -          1,628
    Changes in operating assets and liabilities, net of
    effect of mergers:
       Accounts receivable, net                                    (5,365)          12,330        (6,561)
       Inventory                                                     1,139           (279)             33
       Prepaid expenses and other current assets                       258             868        (2,011)
       Accounts payable                                            (2,040)           3,106          5,357
       Accrued liabilities                                           1,669         (1,821)          5,085
       Unearned revenue                                              (562)           1,723        (1,532)
    Other, net                                                         464               -              -
---------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                   5,317          14,045         33,166
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of short-term investments                           (444,574)       (922,987)      (248,741)
    Maturities and sales of short-term investments                 455,267         924,063        184,659
    Acquisition of property and equipment                         (12,376)        (27,289)        (9,537)
    Other long-term assets                                         (5,233)         (2,484)        (1,273)
    Investment in Solis                                            (2,500)               -              -
    Acquisition of intangible assets                                     -         (2,788)              -
---------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                     (9,416)        (31,485)       (74,892)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                            3,860           4,008          4,479
   Acquisition of treasury stock                                   (5,139)               -              -
   Proceeds from secondary offering, net of issuance
   costs                                                                 -               -         55,846
---------------------------------------------------------------------------------------------------------
    Net cash (used in) provided by financing activities            (1,279)           4,008         60,325
---------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (5,378)        (13,432)         18,599

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        15,397          28,829         10,230

---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $    10,019     $    15,397      $  28,829
                                                                -----------------------------------------
                                                                -----------------------------------------

Supplemental disclosures of cash flow information:

   Interest paid                                               $         5     $         -      $       3
                                                                -----------------------------------------
                                                                -----------------------------------------

   Income taxes (recovered) paid                               $   (2,331)     $     3,935      $     920
                                                                -----------------------------------------
                                                                -----------------------------------------

Noncash investing activities:

   Common stock issued in exchange for Solis                   $     3,975     $         -      $       -
                                                                -----------------------------------------
                                                                -----------------------------------------
   Common stock issued in exchange for FutureWave              $         -     $       526      $       -
                                                                -----------------------------------------
                                                                -----------------------------------------


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Macromedia, Inc. and Subsidiaries




                                                                                 Additional
(in thousands, except share data)       Common stock        Treasury stock  paid-in capital
                                      Shares  Amount     Shares     Amount
--------------------------------------------------------------------------------------------
Balances as of March 31, 1995     31,000,608   $  16          -          -       $  58,266
  Exercise of stock options        1,461,806       1          -          -           3,467
  Exercise of warrants                11,680       -          -          -               -
  Common stock issued under
   ESPP                               61,732       -          -          -           1,011
  Tax benefit from employee
   stock plans                             -       -          -          -           8,827
  Sale of common stock in
   secondary offering, net of
   issuance costs of $435
                                   2,442,676       2          -          -          55,844
  Two-for-one common
   stock split                             -      15          -          -            (15)
  Adjustment for effect of
   poolings on prior periods       1,434,709       2          -          -           1,776
  Deferred compensation - iband            -       -          -          -             415
  Net income                               -       -          -          -               -
--------------------------------------------------------------------------------------------

Balances as of March 31, 1996     36,413,211      36          -          -         129,591
  Exercise of stock options          595,063       1          -          -           2,492
  Common stock issued under
   ESPP                              134,691       -          -          -           1,515
  Adjustment for effect of
   poolings on prior periods         600,000       1          -          -            526
  Deferred compensation - iband            -       -          -          -           (162)
  Unrealized gain on investments           -       -          -          -               -
  Net loss                                 -       -          -          -               -
--------------------------------------------------------------------------------------------
Balances as of March 31, 1997     37,742,965      38          -          -         133,962
  Exercise of stock options          570,217       1          -          -           2,390
  Common stock issued under
   ESPP                              194,786       -          -          -           1,469
  Tax benefit from employee
   stock plans                             -       -          -          -             240
  Common stock issued for
   purchase of Solis Design, Inc.    300,000       -          -          -           3,975
  Purchase of treasury stock               -       -  (510,000)    (5,139)               -
  Deferred compensation - iband            -       -          -          -            (13)
  Unrealized loss on investments           -       -          -          -               -
  Net loss                                 -       -          -          -               -
--------------------------------------------------------------------------------------------
Balances as of March 31, 1998     38,807,968   $  39  (510,000)  $ (5,139)        $142,023
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


                                                                   (Accumulated
                                                       Unrealized      deficit)          Total
                                            Deferred      gain on      retained  stockholders'
                                        compensation  investments      earnings         equity
----------------------------------------------------------------------------------------------
Balances as of March 31, 1995              $       -            -   $  (18,601)       $ 39,681
  Exercise of stock options                        -            -             -          3,468
  Exercise of warrants                             -            -             -              -
  Common stock issued under
   ESPP                                            -            -             -          1,011
  Tax benefit from employee
   stock plans                                     -            -             -          8,827
  Sale of common stock in
   secondary offering, net of
   issuance costs of $435
                                                   -            -             -         55,846
  Two-for-one common
   stock split                                     -            -             -              -
  Adjustment for effect of
   poolings on prior periods                       -            -         (432)          1,346
  Deferred compensation - iband                (415)            -            -               -
  Net income                                       -            -        23,002         23,002
----------------------------------------------------------------------------------------------
Balances as of March 31, 1996                  (415)            -         3,969        133,181
  Exercise of stock options                        -            -             -          2,493
  Common stock issued under
   ESPP                                            -            -             -          1,515
  Adjustment for effect of
   poolings on prior periods                       -            -         (281)            246
  Deferred compensation - iband                  266            -             -            104
  Unrealized gain on investments                   -          297             -            297
  Net loss                                         -            -       (5,920)        (5,920)
----------------------------------------------------------------------------------------------
Balances as of March 31, 1997                  (149)          297       (2,232)        131,916
  Exercise of stock options                        -            -             -          2,391
  Common stock issued under
   ESPP                                            -            -             -          1,469
  Tax benefit from employee
   stock plans                                     -            -             -            240
  Common stock issued for
   purchase of Solis Design, Inc.                  -            -             -         3,975
  Purchase of treasury stock                       -            -             -        (5,139)
  Deferred compensation - iband                   62            -             -             49
  Unrealized loss on investments                   -        (250)             -          (250)
  Net loss                                         -            -       (6,186)        (6,186)
----------------------------------------------------------------------------------------------
Balances as of March 31, 1998                $  (87)        $  47     $ (8,418)       $128,465
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Macromedia, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS. Macromedia, Inc. (the Company) is a provider of software tools, servers, and services for web publishing, multimedia, graphics, and computer-based learning. The Company develops, markets, and delivers software for digital media creation and delivery for Windows, Macintosh, and the Internet. These products are available to business, education, and government customers.

The Company sells its products worldwide through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, value-added resellers (VARs), original equipment manufacturers
(OEMs), hardware and software superstores, retail dealers, and direct sales.

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries: Macromedia Europe Limited, located in England; Macromedia Netherlands B.V.; Macromedia Ireland Limited; Macromedia Japan KK; and Macromedia Canada Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated using the exchange rates at the balance sheet date. Translation adjustments are recorded in the consolidated statements of operations.

Revenues and expenses are translated using average exchange rates during the year.

USE OF ESTIMATES. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

CONCENTRATIONS AND CREDIT RISKS. The Company derived approximately 84% of its 1998 revenues from the sale of three product lines: Director, FreeHand, and Authorware. The Company expects that its revenues will continue for the foreseeable future to be substantially dependent on these products and that competition for those products will intensify in the future. A decline in sales of any of these products, as a result of competition, technological change, or other factors, would have a material adverse effect on the Company's consolidated results of operations.

For the years ended March 31, 1998, 1997, and 1996, sales to one distributor accounted for 28%, 24%, and 21% respectively, of consolidated revenue. Accounts receivable relating to this customer were $4.7 million and $4.0 million as of March 31, 1998 and 1997, respectively.

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

The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. As required by SFAS No. 115, available-for-sale debt securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in net investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income, net.

The Company's cash equivalents and short-term investments in marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments.

INVENTORY. Inventory consists primarily of software media, hardware product components, manuals, and related packaging materials. Inventory is recorded at the lower of cost or market value, determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Buildings are depreciated over thirty years, and tenant improvements over ten years, using the straight-line method. Depreciation of equipment, furniture, and fixtures is provided over estimated useful lives ranging from three to five years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term (two to nine years) or the estimated useful life of the related assets, ranging from three to nine years.

Effective January 1, 1997, the Company reduced the estimated useful life of computer equipment from five to three years for future asset purchases.

REVENUE RECOGNITION. In accordance with Statement of Position (SOP) 91-1, Software Revenue Recognition, the Company recognizes revenue from product sales upon shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Revenue from software maintenance contracts is recognized on a straight-line basis over the term of the contract, generally one year. Revenue from consulting, training, and other services is generally recognized on the percentage of completion method.

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

The Company maintains an allowance for potential credit losses and an allowance for anticipated returns on products sold to distributors and direct customers. The allowance for sales returns is estimated based on a calculation of forecast sales to the end user by distributors in relation to estimated current channel inventory levels.

SOFTWARE DEVELOPMENT COSTS. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, governs accounting for software development costs. This statement provides for capitalization of certain software development costs once technological feasibility is established. The Company believes that software development costs incurred subsequent to technological feasibility have not been material, other than the costs paid to third parties to develop localized versions of its software, which are capitalized and amortized to cost of sales on a straight-line basis over the estimated product life (usually 12 months).

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

NET INCOME (LOSS) PER SHARE. The Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share, effective for periods ending after December 15, 1997. The Company adopted the new standard during the third quarter of this fiscal year and has restated prior period amounts to conform to the new presentation. SFAS No. 128 requires the presentation of "basic" and "diluted" earnings per share. "Basic" earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. "Diluted" earnings per share reflects the net incremental shares that would be issued if outstanding stock options were exercised and the funds collected for the employee stock purchase plan were used to purchase treasury shares.

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise prices were above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128. The following table reflects the total potentially diluted shares that would be outstanding if such antidilutive shares were included.


                                                                                                 Years ended March 31,
                                                                    ----------------------------------------------------
(shares in thousands)                                                      1998               1997                 1996
------------------------------------------------------------------------------------------------------------------------
Total potentially diluted shares:
  Weighted average common shares outstanding                             38,114              37,488               34,899
  Incremental shares:
   Stock options                                                          2,413               3,504                4,145
   Employee stock purchase plan                                               -                   2                    -
                                                                    ----------------------------------------------------
    Diluted shares assuming net income                                   40,527              40,994               39,044
   Options with exercise prices greater than
    market price                                                          1,770                 738                  178
                                                                    ----------------------------------------------------
   Total potentially diluted shares                                      42,297              41,732               39,222
                                                                    ----------------------------------------------------
                                                                    ----------------------------------------------------


The earnings per share amounts reported for the fiscal years ended March 31, 1997 and 1996 have been recalculated in accordance with SFAS No. 128 as follows:


                                                          Years ended March 31,
                                                          ---------------------
(shares in thousands)                                     1997             1996
-------------------------------------------------------------------------------
As reported:
  Primary (loss) earnings per share                  $  (0.16)         $  0.59
  Weighted average common shares outstanding            37,488          39,044

Restated for SFAS No. 128:
  Basic (loss) earnings per share                    $  (0.16)         $  0.66
  Diluted (loss) earnings per share                  $  (0.16)         $  0.59

  Weighted average common shares outstanding            37,488          34,899
  Incremental shares:
   Stock options                                             -           4,145
-------------------------------------------------------------------------------
    Weighted average common shares outstanding
    assuming dilution                                   37,488          39,044
                                                     -------------------------
                                                     -------------------------



FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS.   In March 1998, the American
Institute of Certified Public Accountants (AICPA) issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The statement provides guidance on when costs incurred for internal use computer software are to be capitalized, and on accounting for the proceeds of computer software originally developed or obtained for internal use subsequently marketed and sold to the public. It identifies the characteristics of internal use software and states that internal costs incurred for upgrades and enhancements should be expensed during the preliminary project stage. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company believes that adoption of this standard will not have a significant effect on its consolidated results of operations.

In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition. SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions in fiscal years beginning after December 15, 1997 and will require the Company to modify certain aspects of its revenue recognition policies. The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's consolidated results of operations.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income.
SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its consolidated financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company is required to adopt the new standard during its fiscal 1999 first quarter ending June 30, 1998.

Also in June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information that it will be required to report. The Company is required to adopt the new standard for its year ending March 31, 1999.

RECLASSIFICATION. Certain amounts in the accompanying 1997 and 1996 consolidated financial statements have been reclassified in order to conform with the presentation of the 1998 consolidated financial statements.


2. BUSINESS COMBINATIONS

1998 PURCHASE. On October 6, 1997, the Company acquired Solis Design, Inc. (Solis), a software development company, for 300,000 shares of common stock, valued at $13.25 per share, and $2.5 million of cash. The acquisition was structured as a tax-free merger and was accounted for under the purchase method. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $0.2 million was recorded as goodwill and is being amortized on a straight-line basis over 12 months. The operating results of Solis, which have not been material in relation to those of the Company, have been included in the consolidated statement of income beginning October 6, 1997.

As a result of the acquisition, the Company wrote off $7.7 million of purchased in-process research and development and other costs related to the transaction.

1997 POOLING OF INTERESTS. In December 1996, the Company issued 600,000 shares of its common stock in exchange for all of the common stock of FutureWave Software, Inc., a developer of Internet graphics and animation software. The 1997 merger expenses of $0.4 million associated with this acquisition consisted principally of transaction fees for financial and legal advisers. The transaction was accounted for as a pooling of interests. The impact of the pooling on all periods prior to fiscal 1997 is immaterial; therefore, the results for those periods have not been restated. The accounts and operations of the acquired company are included in the Company's consolidated financial statements subsequent to its acquisition.

1996 POOLINGS OF INTERESTS. The Company completed three separate acquisitions in fiscal 1996, as described below, which were accounted for as poolings of interests. The impact of the poolings on all periods prior to fiscal 1996 is immaterial both individually and in the aggregate, and, therefore, results for those periods have not been restated. The accounts and operations of all three of the acquired companies are included in the Company's consolidated financial statements subsequent to their acquisition.

FAUVE. On August 30, 1995, the Company issued 580,000 shares of its common stock in exchange for all of the common stock of Fauve Software, Inc., the developer of xRes, a full-featured image editing and composition application for Macintosh and Windows, and Matisse, a full-color painting program for Windows. The 1996 merger expenses of $0.4 million associated with this acquisition consisted principally of transaction fees for financial and legal advisers, and relocation and reorganization expenses.

OSC. On December 2, 1995, the Company acquired the business and operations of OSC pursuant to the exchange of all of the outstanding shares of OSC for 62,001 shares of the Company's common stock. OSC is the developer of DECK II, software for professional quality multi-track music and sound production. The 1996 merger expenses of $0.2 million related to this acquisition consisted principally of transaction fees for financial and legal advisers, and relocation and reorganization expenses.

IBAND. Effective March 14, 1996, the Company merged with iband, Inc., a developer of a family of tools used to build dynamic web sites on the Internet. The transaction was accounted for as a pooling of interests; the Company exchanged 860,000 shares of common stock and stock options for all outstanding shares and stock options of iband.

The 1996 merger expenses of $1.9 million relating to costs incurred in connection with the merger of the Company and iband included transaction fees for financial and legal advisers and relocation and reorganization expenses, including approximately $1.4 million relating to the issuance of an additional 40,000 shares of the Company's common stock for payment to certain entities and individuals to settle certain iband obligations.

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments have been classified as available-for-sale securities and as of March 31, 1998 and 1997 consisted of the following:

(in thousands)                                         1998             1997
-------------------------------------------------------------------------------
Corporate notes                                     $  3,009         $  6,009
Corporate bonds                                        6,999           16,786
Commercial paper                                      27,850           24,999
U. S. government debt securities                      27,069           39,260
Money market funds                                     1,000            1,021
Certificates of deposit                                7,132            8,167
Foreign securities                                     3,053                -
------------------------------------------------------------------------------
                                                      76,112           96,242
Less cash equivalents                                      -           (9,188)
                                                  ---------------------------
Short-term investments                             $  76,112        $  87,054
                                                  ---------------------------
                                                  ---------------------------

Available-for-sale securities consisted of the following, by contractual maturity:


(in thousands)                                         1998           1997
---------------------------------------------------------------------------
Due in one year or less                            $  72,922      $  83,387
Due in one to three years                              3,190         12,855
---------------------------------------------------------------------------
                                                   $  76,112      $  96,242
                                                   ------------------------
                                                   ------------------------

The Company's available-for-sale securities are carried at market value. Net unrealized gains were $47,000 and $297,000 at March 31, 1998 and 1997 respectively, principally on U.S. government debt securities.

4. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 1998 and 1997, consisted of the following:

(in thousands)                                          1998           1997
---------------------------------------------------------------------------
  Land and building                                $  21,021      $   7,026
  Computer equipment                                  21,638         18,664
  Computer software                                    3,206          2,979
  Office equipment and furniture                       9,380          8,249
  Leasehold improvements                               4,893          3,357
---------------------------------------------------------------------------
                                                      60,138         40,275
   Less accumulated depreciation                    (21,238)       (13,339)
---------------------------------------------------------------------------
                                                      38,900        26,936
   Construction in progress - building                     -         7,214
---------------------------------------------------------------------------
                                                   $  38,900      $ 34,150
                                                  ------------------------
                                                  ------------------------

Depreciation and amortization expense for the years ended March 31, 1998, 1997, and 1996, was $7.7, $7.8, and $4.0 million, respectively.

5. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 1998 and 1997, consisted of the following:


(in thousands)                                         1998            1997
------------------------------------------------------------------------------
Accrued self insurance                              $    437        $    384
Accrued compensation                                   1,647             649
Accrued fringe benefits                                1,518           1,255
Accrued marketing development                          1,764           3,308
Accrued taxes                                          2,081             146
Other accrued expenses                                11,685          10,843
----------------------------------------------------------------------------
     Total                                          $ 19,132        $ 16,585
                                                   -------------------------
                                                   -------------------------

6. LINE OF CREDIT

The Company has a $15.0 million unsecured line of credit with interest at the lender's prime rate, which expires on July 15, 1998. Certain financial covenants under the agreement become effective when borrowings commence. As of March 31, 1998, no borrowings were outstanding on this line of credit.

7. INCOME TAXES

The components of the provision for income taxes (benefit) for the years ended March 31, 1998, 1997, and 1996, are as follows:


(in thousands)                                                        1998            1997          1996
---------------------------------------------------------------------------------------------------------
Current:
   Federal                                                          $    -        $      -      $  3,519
   State                                                                 -              13           765
   Foreign                                                             323             342           343
---------------------------------------------------------------------------------------------------------
     Total current                                                     323             355         4,627
---------------------------------------------------------------------------------------------------------
Deferred:
   Federal                                                             829         (3,091)       (3,197)
   State                                                             (564)           (741)       (1,478)
---------------------------------------------------------------------------------------------------------
     Total deferred                                                    265         (3,832)       (4,675)
---------------------------------------------------------------------------------------------------------
Add charge in lieu of taxes attributable to employee stock plans       240               -         8,827
---------------------------------------------------------------------------------------------------------
     Total                                                          $  828        $(3,477)      $  8,779
                                                                     ------------------------------------
                                                                     ------------------------------------


The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 34% to income before income taxes for the year ended March 31, 1998, and 35% for the years ended March 31, 1997 and 1996, as a result of the following:


(in thousands)                                                         1998           1997          1996
---------------------------------------------------------------------------------------------------------
Computed tax at statutory rate                                    $ (1,822)     $  (3,289)     $ 11,123
State taxes                                                             151          (473)          497
Nondeductible acquisition costs                                       2,412              -          768
Change in beginning of year valuation allowance on deferred tax           -              -       (4,555)
Other, net                                                               87            285          946
---------------------------------------------------------------------------------------------------------
       Total                                                      $    828      $  (3,477)     $  8,779
                                                                  ---------------------------------------
                                                                  ---------------------------------------


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of March 31, 1998 and 1997, is presented as follows:


(in thousands)                                          1998          1997
--------------------------------------------------------------------------
Deferred tax assets:
  Reserves, accruals, and other                    $   5,444     $   7,900
  Net operating loss carryforward (federal)           13,650        11,088
  Net operating loss carryforward (state)                620           299
  Credit for research activities                       8,073         3,225
  Other credits                                          399           546
---------------------------------------------------------------------------
       Total deferred tax assets                      28,186        23,058
   Less valuation allowance                         (19,638)      (14,551)
---------------------------------------------------------------------------
       Net deferred tax assets                         8,548         8,507
---------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                         (306)             -
---------------------------------------------------------------------------
       Total deferred tax liabilities                  (306)             -
---------------------------------------------------------------------------
Net deferred taxes                                 $   8,242     $   8,507
                                                   ------------------------
                                                   ------------------------


As of March 31, 1998, the Company has available federal and state net operating loss carryforwards of approximately $40.1 million and $9.8 million, respectively. The Company also has unused research credit carryforwards of approximately $4.7 million and $3.4 million for federal and California purposes, respectively. If not utilized, net operating loss and research credit carryforwards will expire in fiscal years 2002 through 2013.

Approximately $13.8 million of the valuation allowance for deferred tax assets is attributable to employee stock plans, the benefit from which will be allocated to paid-in capital rather than current earnings when subsequently recognized. The Company's ability to utilize certain loss carryforwards and certain research credit carryforwards are subject to limitations pursuant to the ownership change rules of Internal Revenue Code, Section 382. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

8. STOCKHOLDERS' EQUITY

STOCK SPLIT. Effective October 16, 1995, the Company completed a 2-for-1 stock split of its common stock which was effected in the form of a stock dividend. In this report, all per share amounts and number of shares have been retroactively restated to reflect the stock split.

PREFERRED STOCK. The Company is authorized to issue 5,000,000 shares of convertible preferred stock with a par value of $0.001 per share. No preferred stock has been issued or is outstanding.

TREASURY STOCK. On July 15, 1997, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. During the fiscal year ended March 31, 1998, the Company purchased 510,000 shares of its stock on the open market at an average price of $10.08 per share. The shares are recorded at cost and are shown as a reduction of stockholders' equity. The Company may purchase additional stock in the future, as market conditions warrant.

STOCK OPTION PLANS. As of March 31, 1998, there are stock options outstanding in connection with the following stock option plans:

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

The EIP provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses. The total number of shares reserved pursuant to the EIP as of March 31, 1998, was 11,800,000 shares. Any shares issuable upon exercise of options granted pursuant to the Prior Plans that expire or become unexercisable for any reason without having been exercised in full shall no longer be available for distribution under the Prior Plans, but shall be available for distribution under the EIP.

The 1993 Employee Stock Purchase Plan and the 1993 Directors Stock Option Plan have reserved 800,000 and 300,000 shares of common stock, respectively, for issuance under those plans. Under the ESPP and subject to certain limitations, employees may purchase, through payroll deductions of 2% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. During the years ended March 31, 1998, 1997, and 1996, the Company issued 194,786, 134,691, and 61,732 shares under the plan at average prices of $7.54, $11.25, and $16.38 per share, respectively.

In connection with the iband and Solis acquisitions, all of the outstanding options to purchase iband and Solis common stock were converted into options to purchase the Company's common stock.

Stock options are granted at a price equal to fair market value at the time of the grant and normally vest over four years from the date of grant. The options expire 10 years from the date of grant and are normally canceled three months after an employee's termination.

The following summarizes stock option activity for the years ended March 31, 1998, 1997, and 1996:


                                                    Number of      Exercise price          Weighted
                                                       shares           per share           average
                                                                                      exercise price
----------------------------------------------------------------------------------------------------
   Options outstanding as of March 31, 1995        5,745,164      $  0.20 -16.50           $  5.508
     Granted                                       2,426,215        0.31 - 41.31             25.194
     Exercised                                   (1,461,806)        0.20 - 36.88              2.364
     Canceled                                      (346,547)        0.34 - 40.00             14.075
----------------------------------------------------------------------------------------------------
   Options outstanding as of March 31, 1996        6,363,026        0.20 - 41.31             13.270
     Granted                                       5,291,715        8.44 - 44.50             15.581
     Exercised                                     (595,063)        0.20 - 40.00              4.194
     Canceled                                    (2,600,123)        0.31 - 40.00             25.530
----------------------------------------------------------------------------------------------------
   Options outstanding as of March 31, 1997        8,459,555        0.20 - 44.50             12.200
     Granted                                       9,374,853        7.06 - 12.88              8.170
     Exercised                                     (570,217)        0.20 - 11.50              9.980
     Canceled                                    (6,525,891)        0.31 - 44.50             13.580
----------------------------------------------------------------------------------------------------
   Options outstanding as of March 31, 1998       10,738,300     $  0.20 - 44.50           $  7.960
                                                 ---------------------------------------------------
                                                 ---------------------------------------------------


As of March 31, 1998, 1997, and 1996 options to purchase 3,932,773, 3,067,496, and 1,869,848 shares of common stock, respectively, were exercisable under the plans.

The weighted-average fair value of options granted during the years ended March 31, 1998, 1997, and 1996 was $4.703, $9.049 and $16.084, respectively. The weighted average fair value of purchase rights granted under the ESPP during the years ended March 31, 1998, 1997, and 1996 was $3.74, $4.81 and $10.30,
respectively.

The Company recorded deferred compensation of $415,000 for the difference between the grant price and the deemed fair value of the common stock underlying the options issued in connection with the iband acquisition in March 1996. This amount is being amortized over the vesting period of the individual options, generally four years. The remaining balance as of March 31, 1998, is $87,000.

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistently with the fair value approach enumerated in SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share for the years ended March 31, 1998 and 1997, and the pro forma net income and pro forma net income per share for the year ended March 31, 1996, would have been changed as indicated below:


(in thousands, except per share data)           1998         1997         1996
-------------------------------------------------------------------------------
   Pro forma net (loss) income
     As reported                           $ (6,186)    $ (5,920)    $ 23,002
     Adjusted pro forma                     (18,370)     (13,838)      20,602
   Pro forma net (loss) income per share:
     As reported - Basic                   $  (0.16)    $  (0.16)    $   0.66
     Adjusted pro forma - Basic               (0.48)       (0.37)        0.59
     As reported - Diluted                 $  (0.16)    $  (0.16)    $   0.59
     Adjusted pro forma - Diluted             (0.48)       (0.37)        0.53


The fair value of options and purchase rights granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996:

                                                         Stock Option Plans                    Employee Stock Purchase Plan
                                                 ---------------------------------------  ----------------------------------------
                                                  1998           1997           1996           1998           1997           1996
----------------------------------------------------------------------------------------------------------------------------------
     Weighted average risk free rate              6.28%          6.27%          5.77%          5.35%          5.21%          5.34%
     Expected life (years)                         3.28           3.00           3.00           0.50           0.50           0.50
     Volatility                                  80.00%         83.00%         83.00%         80.00%         83.00%         83.00%
     Dividend yield                                   -              -              -              -              -           -


The following table summarizes information about fixed stock options outstanding as of March 31, 1998:

                                             Options outstanding                                   Options exercisable
                                         ------------------------------------------------  ----------------------------
                                         Number of            Weighted           Weighted  Number of           Weighted
                                           options             average            average    options            average
                                                             remaining     exercise price                exercise price
                                                      contractual life
-----------------------------------------------------------------------------------------------------------------------
     From $0.20 to $0.96                   450,156                5.48          $  0.591     446,606           $  0.593
     From $1.44 to $3.00                   346,968                6.32             2.876     346,968              2.876
     From $3.50 to $5.25                   509,571                7.11             4.705     468,391              4.657
     From $6.00 to $9.00                 7,538,526               10.18             7.740   2,184,496              7.604
     From $9.31 to $13.00                1,655,243                9.88            11.012     354,477             11.280
     From $14.69 to $22.00                 155,336                8.71            15.410      88,574             15.044
     From $22.38 to $32.75                  52,500                8.87            32.018      27,480             31.970
     From $34.00 to $44.50                  30,000                8.88            39.829      15,781             39.784
                                         ------------------------------------------------------------------------------
     From $0.20 to $44.50               10,738,300                9.63          $  7.960   3,932,773           $  6.838
                                         ------------------------------------------------------------------------------
                                         ------------------------------------------------------------------------------

On May 6, 1997, the Company's Board of Directors approved a repricing of approximately 4,900,000 outstanding stock options held by existing employees to the current fair market value of the Company's stock.

During fiscal 1997, the Company granted non-plan options to its President at the time of hire, to acquire 1,000,000 shares of common stock at an exercise price of $15.00 per share, representing the fair market value of the stock at the time of grant. The shares were subsequently repriced to $7.781 per share on July 15, 1997.

9. COMMITMENTS AND CONTINGENCIES

ROYALTIES. The Company has entered into agreements with third parties that provide for royalty payments based on a per unit wholesale price of certain products or other agreed-upon terms.

LEASES. The Company leases office space and certain equipment under operating leases, certain of which contain renewal and purchase options. In addition, the Company subleases certain office space that is not occupied currently.

Future minimum payments under operating leases with an initial term of more than one year and future minimum sublease income are summarized as follows:

(in thousands)                            Payments         Income
------------------------------------------------------------------
1999                                        $3,648         $1,481
2000                                         3,195          1,408
2001                                         2,493            218
2002                                         2,539              -
2003                                         2,732              -
Thereafter                                   7,969              -
------------------------------------------------------------------
Total minimum lease payments               $22,576         $3,107
                                        --------------------------
                                        --------------------------


Rent expense was $3.2, $3.0, and $1.8 million for the years ended March 31, 1998, 1997, and 1996, respectively. For the year ended March 31, 1998, rent expense was net of sublease income of $1.2 million.

LITIGATION. On July 31, 1997, a complaint entitled Rosen et al. V. Macromedia, Inc., et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions which were argued on December 19, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. The Court sustained in part and overruled in part the demurrers by order dated March 6, 1998. Claims against Susan Bird were dismissed with leave to amend and the Court overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. The Plaintiffs did not file an amended complaint. Discovery is now proceeding. By agreement of the parties, the rulings apply to the other state court actions, and separate answers to the remaining complaints need not be filed.

On September 25, 1997, a complaint entitled City Nominees v. Macromedia, Inc. et al., (Case No. C-97-3521-SC) was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Three similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California. All of these cases have been consolidated. Lead plaintiffs and lead counsel have been appointed under the provisions of the

Private Securities Law Reform Act by the District Court pursuant to an Order of January 23, 1998. A consolidated complaint was filed on February 13, 1998. Defendants promptly moved to dismiss, which motion was granted by order filed May 18, 1998, on the grounds that plaintiffs' claims were barred by the applicable statute of limitations. Discovery has been stayed by operation of statute and local rule.

All complaints seek damages in unspecified amounts, as well as other forms of relief. The Company believes the complaints are without merit and intends to vigorously defend the actions.


10. FOREIGN CURRENCY FORWARD CONTRACTS

The Company attempts to reduce its exposure to foreign exchange risk by entering into foreign exchange forward contracts denominated in various European currencies and Japanese Yen. Upon receipt of foreign currencies these amounts are collected into a multi-currency facility and used to settle obligations under the forward contracts.

As a result of this activity, the Company had various forward contracts outstanding as of March 31, 1998. The future value of these contracts is subject to market risk resulting from foreign exchange rate volatility. The Company has marked these contracts to market with the resulting gain (loss) recorded in the consolidated statement of operations.



                                                  Contract
     (in thousands)                Fair value       amount
     -----------------------------------------------------
     Forward contracts:
     Sell currency                   $  5,742     $  5,742

All contracts mature on June 30, 1998.

Current market rates at the consolidated balance sheet date were used to estimate the fair value of foreign currency forward contracts.


11. EMPLOYEE BENEFITS

The Company maintains a profit sharing salary deferral 401(k) defined contribution benefit plan that covers all employees who have attained 21 years of age and completed at least 1,000 hours of service. This plan allows employees to defer up to 15% of their pretax salary in certain investments at the discretion of the employee. Employer contributions are made at the discretion of the Company's Board of Directors. Employer contributions made to the plan during the years ended March 31, 1998, 1997, and 1996, were $359,000, $447,000, and
$291,000, respectively.


12. RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 1998, the Company made loans to various officers in conjunction with their hiring and relocation. Related party loans is comprised of full recourse loans totaling $7.3 million and interest receivable of $0.1 million due from these officers at March 31, 1998. The notes bear interest at rates ranging from 5.53% to 6.80% per annum and are secured by the personal residences of the officers. One of the notes has a zero interest rate for the first two years of its term. The rate will revert to 6.65% at the end of this period. The principal and accrued interest are due in full on the maturity dates of the loans. The notes mature from 1999 to 2004 and are callable on demand if the officer terminates employment with the Company.

When the Company acquired Altsys Corporation (Altsys) in January 1995, the Company assumed a lease from Altsys entered into with Renner Plaza Properties, Inc. (RPP) with respect to its use of the office space occupied by it located in Richardson, Texas. RPP is wholly owned by Mr. Von Ehr, a director of the Company, and his wife Gayla J. Von Ehr. For the fiscal year ended March 31, 1998, the Company paid $0.3 million in lease payments.


13. INFORMATION BY GEOGRAPHIC AREA

The Company's operations outside the United States consist of sales offices of wholly-owned subsidiaries in Japan, the United Kingdom, the Netherlands, the Republic of Ireland, Canada, and international branches. Domestic operations are responsible for the design and development of all products, as well as shipping to meet worldwide customer commitments. The foreign sales offices receive a commission on sales within the territory. Accordingly, for financial statement purposes, it is not meaningful to segregate operating profit (loss) for the foreign sales offices.

The distribution of net revenues and identifiable assets by geographic areas for the years ended March 31, 1998, 1997, and 1996, follows:


     (in thousands)                            1998         1997         1996
     -------------------------------------------------------------------------
     Net revenues:
       North America                     $   58,793   $  52,534     $  67,560
       Europe                                29,304      24,721        28,089
       All other                             24,989      30,110        21,042
     -------------------------------------------------------------------------
          Total net revenues             $  113,086   $ 107,365     $ 116,691
                                         -------------------------------------
                                         -------------------------------------

     Identifiable assets:
       North America                     $  124,213   $ 153,615     $ 154,166
       Europe                                28,785       5,255           470
       All other                              1,483       2,256         1,479
       Eliminations                            (297)     (4,229)         (993)
     -------------------------------------------------------------------------
          Total identifiable assets      $  154,184   $ 156,897     $ 155,122
                                         -------------------------------------
                                         -------------------------------------


                    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                         Macromedia, Inc. and Subsidiaries

Summarized quarterly financial information for fiscal years 1998 and 1997 is as follows:



                                                                 Quarter ended
                                                  -------------------------------------------------------
Fiscal year                                                                                                  Fiscal year
(in thousands, except per share                      June 30   September 30    December 31       March 31         totals
data)
-------------------------------------------------------------------------------------------------------------------------
1998
    Total revenues                                 $  27,329      $  29,166       $ 26,579      $  30,012     $  113,086
    Gross profit                                      22,761         23,859         23,816         27,653         98,089
    Operating (loss) income                           (2,890)          (697)        (8,159)         1,652        (10,094)
    Net (loss) income                                 (1,239)           313         (7,251)         1,991         (6,186)
    Net (loss) income per share - basic            $   (0.03)     $    0.01       $  (0.19)     $    0.05     $    (0.16)
    Net (loss) income per share - diluted          $   (0.03)     $    0.01       $  (0.19)     $    0.05     $    (0.16)
-------------------------------------------------------------------------------------------------------------------------
1997
    Total revenues                                 $  35,010      $  31,025       $ 28,104      $  13,226     $  107,365
    Gross profit                                      29,576         26,520         22,542          5,481         84,119
    Operating income (loss)                            8,953          5,455         (3,390)       (25,024)       (14,006)
    Net income (loss)                                  7,120          4,610         (2,359)       (15,291)        (5,920)
    Net income (loss) per share - basic            $    0.19      $    0.13       $  (0.06)     $   (0.41)    $    (0.16)
    Net income (loss) per share - diluted          $    0.18      $    0.12       $  (0.06)     $   (0.41)    $    (0.16)


See Note 1 of notes to consolidated financial statements for an explanation of the determination of the number of shares used in computing net income (loss) per share.

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Macromedia, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Macromedia, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macromedia, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP
Mountain View, California
May 6, 1998

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

                                 PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Proposal No. 1 - Election of Directors."

The information concerning the Company's executive officers required by this
Item is incorporated by reference to Part I, Item 4A, entitled "Executive Officers of the Registrant" on page 8 of this report.

The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section in the Company's proxy statement entitled "Section 16 (a) Beneficial Ownership Reporting Compliance."


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

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

     1. Financial Statements. The following Consolidated Financial Statements of Macromedia, Inc. and Subsidiaries are incorporated by reference from Part II, Item 8 of this Form 10-K:

               Consolidated Balance Sheets - March 31, 1998 and 1997 Consolidated Statements of Operations - Years Ended March 31, 1998, 1997, and 1996
               Consolidated Statements of Cash Flows - Years Ended March 31, 1998, 1997, and 1996
               Consolidated Statements of Stockholders' Equity - Years Ended March 31, 1998, 1997 and 1996
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

     2. Financial Statement Schedule. The following financial statement schedule of Macromedia, Inc. and Subsidiaries for the fiscal years ended March 31, 1998, 1997 and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Macromedia, Inc.

               SCHEDULE
               II Valuation and Qualifying Accounts


Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


     3.   Exhibits

          EXHIBIT
          NUMBER                        EXHIBIT TITLE
          -------                       -------------
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

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

          EXHIBIT
          NUMBER                        EXHIBIT TITLE
          -------                       -------------
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

           4.07 Amendment Number Seven to Investor Rights Agreement, effective December 31, 1996. (Incorporated herein by reference to exhibit 4.07 to the March 31, 1997
                     Form 10-K)

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

          10.03* 1988 Authorware Stock Option Plan as amended and restated February 1992. (Incorporated herein by reference to exhibit 10.03 to the Form S-1).

          10.04* 1992 Equity Incentive Plan and related documents, as amended to date. (Incorporated herein by reference to exhibit 4.05 to the Form S-8 filed October 31, 1997
                     (File No.333-39285)(The 1997 Form S-8))

          10.05* 1993 Directors Stock Option Plan and related documents, as amended to date. (Incorporated herein by reference to exhibit 10.05 to the June 30, 1995 10-Q).

          10.06* 1993 Employee Stock Purchase Plan. (Incorporated herein by reference to exhibit 4.06 to the 1997 Form S-8).

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

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

          EXHIBIT
          NUMBER                        EXHIBIT TITLE
          -------                       -------------
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

          10.15      Twelfth Amendment to Lease Agreement by and between
                     Registrant and Toda Development, Inc. dated November 26,
                     1996 and Thirteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated
                     February 25, 1997 and Fourteenth Amendment to Lease
                     Agreement by and between Registrant and Toda
                     Development, Inc. dated February 25, 1997. (Incorporated herein by reference to exhibit 10.15 to the March 31, 1997 Form 10-K)

          10.16      Termination and License Agreement by and between Altsys
                     Corporation and Aldus Corporation, dated October 24,
                     1994 (Incorporated herein by reference to exhibit 10.11 to the Altsys S-4).

          10.17 Line of Credit Agreement by and between Registrant and Imperial Bank dated August 2, 1995. (Incorporated herein by reference to exhibit 10.17 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1995).

          10.18** Distribution Agreement by and between the Registrant and Ingram Micro, Inc. dated March 28, 1996. (Incorporated herein by reference to exhibit 10.19 to the March 31, 1996 10-K).

          10.19*     Employment Agreement between the Registrant and
                     Robert K. Burgess dated August 25, 1996. (Incorporated herein by reference to exhibit 10.20 to the Registrant's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1996).

          10.20*     Employment Agreement between the Registrant and James
                     White dated January 1, 1997. (Incorporated herein by reference to exhibit 10.21 to the Registrant's Annual
                     Report on Form 10-K for the fiscal year ended March 31, 1997 (the "March 31, 1997 10-K").

          10.21*     Employment Agreement between the Registrant and John C.
                     Parsons, Jr. dated February 17, 1997. (Incorporated herein by reference to exhibit 10.22 to the March 31, 1997 10-K).

          10.22*     Loan Agreement between Macromedia, Inc. and Brian and
                     Sharon Allum, dated July 15, 1997. (Incorporated herein by reference to exhibit 10.01 to the Registrant's
                     Quarterly Report on Form 10Q for the quarter ended
                     September 30, 1997).

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

          EXHIBIT
          NUMBER                        EXHIBIT TITLE
          -------                       -------------
          10.23*     Solis Design, Inc. 1997 Equity Incentive Plan and Form
                     Agreements (Incorporated herein by reference to
                     exhibit 4.07 of the 1997 Form S-8).

          10.24* Solis Design, Inc. Non Plan Form Agreements (Incorporated herein by reference to exhibit 4.08 of the 1997 Form S-8).

          21.01      List of Registrant's subsidiaries.

          23.01      Consent of KPMG Peat Marwick LLP, Independent Auditors.

          24.01      Power of Attorney (see page 44 of this Form 10-K).

          27.01      Financial Data Schedule.


  *  Represents a management contract or compensatory plan or arrangement
 ** Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been redacted and marked with a double asterisk. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.
(b) Reports on Form 8-K: No reports on Form 8-K were required to be filed for the quarter ended March 31, 1998. With the exception of the information incorporated by reference to the Proxy Statement in Items 10, 11, 12 and 13 of Part III, the Proxy Statement is not deemed to be filed as part of this Report.
(c)  See Item 14(a)(3) above.
(d)  See Item 14(a)(2) above.

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MACROMEDIA, INC.

                                       By:  /s/ Robert K. Burgess
                                            ------------------------------------
                                            Robert K. Burgess
                                            Chief Executive Officer, President
                                            and Director

                                       Dated: June 29, 1998

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert K. Burgess and Elizabeth A. Nelson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

         SIGNATURE                                TITLE                              DATE
         ---------                                -----                              ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ Robert K. Burgess          Chief Executive Officer, President and Director   June 29, 1998
----------------------------
Robert K. Burgess

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/ Elizabeth A. Nelson        Senior Vice President,                            June 29, 1998
----------------------------   Chief Financial Officer and Secretary
Elizabeth A. Nelson

ADDITIONAL DIRECTORS:

/s/ John C. Colligan           Chairman of the Board of Directors                June 29, 1998
----------------------------
John C. Colligan

                               Director                                          June 29, 1998
----------------------------
L. John Doerr

/s/ John (Ian) Giffen          Director
----------------------------
John (Ian) Giffen

/s/ C. Richard Kramlich        Director                                          June 29, 1998
----------------------------
C. Richard Kramlich

/s/ Donald L. Lucas            Director                                          June 29, 1998
----------------------------
Donald L. Lucas

/s/ William B. Welty           Director                                          June 29, 1998
----------------------------
William B. Welty

/s/ James R. Von Ehr II        Director                                          June 29, 1998
----------------------------
James R. Von Ehr II

                                                                Macromedia, Inc.
                                                                  1998 Form 10-K

                        MACROMEDIA, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                  BALANCE AT  CHARGED TO             BALANCE
                                  BEGINNING   COSTS AND              AT END
           DESCRIPTION            OF PERIOD   EXPENSES    DEDUCTION  OF PERIOD
           -----------            ----------  ----------  ---------  ---------
Allowance for Doubtful Accounts
  Year ended March 31, 1998          $972       $1,363      $1,260     $1,075
  Year ended March 31, 1997           935        1,385       1,348        972
  Year ended March 31, 1996           399          740         204        935

Allowance for Returns
  Year ended March 31, 1998        $6,814       $6,983      $7,266     $6,531
  Year ended March 31, 1997         3,442       16,009      12,637      6,814
  Year ended March 31, 1996         1,088        8,923       6,569      3,442

Allowance for Obsolete Inventory
  Year ended March 31, 1998        $3,909       $1,398      $4,164     $1,143
  Year ended March 31, 1997           754        3,830         675      3,909
  Year ended March 31, 1996           533          805         584        754