Form 10-Q
period 1998-06-30
MACROMEDIA INC
filed 1998-08-12
CIK 913949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from               to
                                        -------------     -------------

                          COMMISSION FILE NO. 0-22688

                                MACROMEDIA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                   94-3155026
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

As of July 31, 1998, there were outstanding 39,613,767 shares of the Registrant's Common Stock, par value $0.001 per share.

This Report, including exhibits, consists of 14 sequentially numbered pages. The Index to Exhibits appears on sequentially numbered page 13 .
                                                            ----

                       MACROMEDIA, INC. AND SUBSIDIARIES

                                     INDEX

PART  I - FINANCIAL INFORMATION
                                                                            Page
ITEM 1.   FINANCIAL STATEMENTS                                              ----
               Condensed Consolidated Balance Sheets
               June 30, 1998 and March 31, 1998                               3

               Condensed Consolidated Statements of Operations
               Three Months Ended June 30, 1998 and 1997                      4

               Condensed Consolidated Statements of Cash Flows
               Three Months Ended June 30, 1998 and 1997                      5

               Notes to Condensed Consolidated Financial Statements           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       8


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   13

          SIGNATURES                                                         14

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       MACROMEDIA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (unaudited)

                                                                 June 30,     March 31,
                                                                   1998         1998
                                                                --------      --------
ASSETS

Current assets:
     Cash and cash equivalents                                  $  8,873      $ 10,019
     Short-term investments                                       85,361        76,112
     Accounts receivable, net                                      9,634         7,696
     Inventory, net                                                  762           743
     Prepaid expenses and other current assets                    11,192         3,819
     Deferred tax assets, short-term                               8,548         8,548
                                                                --------      --------
          Total current assets                                   124,370       106,937
Land and building, net                                            20,147        20,372
Other fixed assets, net                                           16,540        18,528
Other long-term assets                                             9,378         8,347
                                                                --------      --------
          Total assets                                          $170,435      $154,184
                                                                --------      --------
                                                                --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $  1,647      $  4,091
     Accrued liabilities                                          22,406        19,132
     Unearned revenue                                             10,272         1,927
                                                                --------      --------
          Total current liabilities                               34,325        25,150
     Deferred tax liabilities, long term                             306           306
     Other long-term liabilities                                     225           263
                                                                --------      --------
          Total liabilities                                       34,856        25,719

Stockholders' equity:
     Common stock, par value $0.001 per share;
       80,000,000 shares authorized; 39,022,421
       and 38,297,968 shares issued and outstanding
       (net of 510,000 treasury shares) at June 30,
       1998 and March 31, 1998, respectively                          40            39

     Other stockholders' equity                                  135,539       128,426
                                                                --------      --------
          Total stockholders' equity                             135,579       128,465
          Total liabilities and stockholders' equity            $170,435      $154,184
                                                                --------      --------
                                                                --------      --------


        See accompanying notes to condensed consolidated financial statements.

                       MACROMEDIA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                               Three months ended
                                                    June 30,
                                              -------------------
                                                1998        1997
                                              -------     -------
Revenues                                      $32,335     $27,329
Cost of revenues                                3,119       4,568
                                              -------     -------
          Gross profit                         29,216      22,761
Operating expenses:
     Sales and marketing                       14,329      14,340
     Research and development                   8,528       8,701
     General and administrative                 3,352       2,610
                                              -------     -------
          Total operating expenses             26,209      25,651
                                              -------     -------
               Operating income (loss)          3,007      (2,890)
Other income, net                               1,282       1,094
                                              -------     -------
Income (loss) before income taxes               4,289      (1,796)
(Provision) benefit for income taxes           (1,330)        557
                                              -------     -------
               Net income (loss)              $ 2,959     $(1,239)
                                              -------     -------
                                              -------     -------

Net income (loss) per share
          Basic                               $  0.08     $ (0.03)
          Diluted                             $  0.07     $ (0.03)
                                              -------     -------
                                              -------     -------

Weighted average common shares outstanding
          Basic                                38,626      37,866
          Diluted                              43,863      37,866
                                              -------     -------
                                              -------     -------

    See accompanying notes to condensed consolidated financial statements.

                       MACROMEDIA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                     Three months ended
                                                                           June 30,
                                                                     -------------------
                                                                       1998        1997
                                                                     -------     -------
Cash flows from operating activities:
     Net income (loss)                                               $ 2,959     $(1,239)
     Adjustments to reconcile net income
       (loss) to net cash provided by / (used in)
       operating activities:
          Depreciation and amortization                                2,057       2,374
          Deferred compensation                                           77          12
          Changes in operating assets and liabilities:
               Accounts receivable, net                               (1,938)     (5,513)
               Inventory, net                                            (19)        818
               Prepaid expenses and other current assets              (7,373)        174
               Accounts payable                                       (2,444)     (1,570)
               Accrued liabilities                                     3,274      (1,267)
               Unearned revenue                                        8,345         212
               Other long-term liabilities                               (38)        192
                                                                     -------     -------
                    Net cash provided by / (used in) operating
                      activities                                       4,900      (5,807)
                                                                     -------     -------

Cash flows from investing activities:
     Capital expenditures                                               (750)     (5,860)

     Proceeds from sale of fixed assets                                  961           -
     Net (purchases) / sales / maturities of
          short-term available-for-sale investments                   (9,296)     20,941
     Other long-term assets                                           (1,086)       (690)
                                                                     -------     -------

                    Net cash (used in) / provided by investing
                      activities                                     (10,171)     14,391
                                                                     -------     -------

Cash flows from financing activities:
     Proceeds from issuance of common stock                            4,125         868
                                                                     -------     -------

                    Net cash provided by financing activities          4,125         868
                                                                     -------     -------

(Decrease)/increase in cash and cash equivalents                      (1,146)      9,452
Cash and cash equivalents, beginning of period                        10,019      15,397
                                                                     -------     -------

Cash and cash equivalents, end of period                             $ 8,873     $24,849
                                                                     -------     -------
                                                                     -------     -------

Supplemental disclosure of cash flow information:

     Interest paid during period                                     $     0     $     0
                                                                     -------     -------
                                                                     -------     -------

     Income taxes paid                                               $     0     $    85
                                                                     -------     -------
                                                                     -------     -------


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PREPARATION

The condensed consolidated financial statements at June 30, 1998 and for the three months ended June 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results for the fiscal year ending March 31, 1999 or any other future periods.

2.  EARNINGS PER SHARE

"Basic" earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. "Diluted" earnings per share reflects the net incremental shares that would be issued if outstanding stock options were exercised and if the funds collected for the employee stock purchase plan were used to purchase treasury shares.

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise prices were above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128.

                                                       Three months ended June 30,
(In thousands except per share data)                         1998        1997
--------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION

Numerator:
     Net income (loss)                                     $ 2,959     $(1,239)
                                                           -------------------
Denominator:
     Weighted average number of common shares
       outstanding during the period                        38,626      37,866

Basic net income (loss) per share                          $  0.08     $ (0.03)
                                                           -------------------
DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION

Numerator:
     Net Income (loss)                                     $ 2,959     $(1,239)
                                                           -------------------
Denominator:
     Weighted average number of common shares
       outstanding during the period                        38,626      37,866

     Effect of dilutive securities:
          Employee stock options                             5,211           -
          Employee stock purchase plans                         26           -
                                                           -------------------

Total                                                       43,863      37,866
                                                           -------------------

Diluted net income (loss) per share                        $  0.07     $ (0.03)
                                                           -------------------
                                                           -------------------

3.  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. For the three months ended June 30, 1998 and 1997, the difference between comprehensive income and net income was immaterial. The primary components of other comprehensive income in the first quarter of fiscal year 1999 are unrealized gains and losses related to the Company's available-for-sale securities.

4.  NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information that it will be required to report. The Company is required to adopt the new standard for its year ending March 31, 1999.

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating the impact of the new rule on the Company's consolidated financial statements. The Company is required to adopt the new standard in the first quarter of fiscal year 2001.

5.  INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such an estimate reflects an effective tax rate lower than the federal statutory rate primarily because of utilization of research and experimentation tax credits, and foreign operating results, which are taxed at rates other than the US statutory rate. The effective rate used for the quarter ended June 30, 1998 was 31%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES. The Company derives revenues primarily from software sales to domestic and international distributors, value-added resellers (VARs), original equipment manufacturers (OEMs), corporate accounts, and registered users. To a lesser extent, revenues are also derived from contracts to provide maintenance to customers and technology licensing. Two of the Company's products, Director and FreeHand, continue to provide a majority of the Company's revenues; however, new Web products such as Flash, Dreamweaver and Fireworks, and Web-related revenues, accounted for 32% of revenue in the first quarter of fiscal 1999. In addition, revenue deferred in the first quarter arising from the sale and licensing of certain intellectual property will be recognized over the appropriate contract and support obligation periods, which range from 1 year to 3 years.

The Company's first quarter fiscal 1999 revenues of $32.3 million increased 18% from revenues of $27.3 million during the same quarter in fiscal 1998. The increase is principally due to revenue streams from new Web-related products and services, lower returns during the quarter and lower reserves for anticipated future product returns, offset by the timing impact of version releases of core products year over year. During the first quarter of fiscal year 1999, the Company shipped new versions of Flash and Dreamweaver, an upgrade to Director, and Fireworks, a new Web graphics production tool. During the first quarter of fiscal 1999, Macintosh-related revenues increased 11% over the first quarter of fiscal 1998 and 14% over the fourth quarter of fiscal 1998, primarily as a result of sales of new Web products.

North American revenues increased $1.9 million to $18.3 million in the first quarter of fiscal 1999 from $16.4 million in the first quarter of fiscal 1998, and were 57% of total revenues, versus 60% in the first quarter of fiscal 1998. International revenues increased $3.1 million to $14.0 million in the first quarter of fiscal 1999 from $10.9 million in the first quarter of fiscal 1998, and increased to 43% from 40% of total revenues. Revenues by geographic region vary quarter to quarter depending on product cycles and the timing of the release of localized versions of products. The table below summarizes revenue by geography:

     ($ in millions)                    Three months ended
                                             June 30,
                                  --------------------------------
                                   1998        1997       % change
     North America                $ 18.3      $ 16.4         12%
          % of total revenue          57%         60%

     International                  14.0        10.9         29%
          % of total revenue          43%         40%

     Total revenue                $ 32.3      $ 27.3

GROSS MARGIN. Gross margin for the first quarter of fiscal 1999 was 90% compared to 83% for the same period in fiscal 1998. The improvement is primarily due to the results of cost control programs implemented over the past year, including a move to just-in-time manufacturing which resulted in lower inventory obsolescence and lower inventory levels, and improved inventory review procedures.

SALES AND MARKETING. Sales and marketing expenses decreased as a percentage of revenues by 8%, from 52% in the first quarter of fiscal 1998 to 44% in the first quarter of fiscal 1999 but remained constant in absolute dollars at $14.3 million. Expenses decreased as a percentage of revenues due to higher sales levels. Increases in advertising and compensation-related expenses during the first quarter of fiscal 1999 were offset by reductions in tradeshow and other marketing expenses, thereby keeping overall sales and marketing expenses essentially flat with the first quarter of the prior year. Sales and marketing expenses are expected to increase over the next two years beginning in the second quarter of fiscal 1999 as a result of the amortization of capitalized costs arising from licensing and distribution agreements entered into during the first quarter.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased $0.2 million from $8.7 million in the first quarter of fiscal 1998 to $8.5 million in the first quarter of fiscal 1999, and decreased as a percentage of revenues from 32% to 26%. Expenses decreased in the first quarter of fiscal year 1999 primarily due to reduced costs for facilities, offset by increases in headcount-related costs and technology infrastructure. Expenses decreased as a percentage of revenues due to higher sales levels.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.7 million, from $2.6 million in the first quarter of fiscal 1998 to $3.4 million in the first quarter of fiscal 1999. Expenses increased in the first quarter of fiscal 1999 primarily due to legal fees associated with the class action law suits (described below) and increases in headcount and costs associated with building the infrastructure required to support the growth of the Company. General and administrative costs remained a constant 10% of revenues for the first quarter of both fiscal 1999 and 1998.

OTHER INCOME. Other income increased by $0.2 million from $1.1 million for the first quarter of fiscal 1998 to $1.3 million for the first quarter of fiscal 1999. The increase was primarily due to higher interest income, which resulted from an increase in the average short-term investment balance on hand during the period.

PROVISION/BENEFIT FOR INCOME TAXES. The Company's provision for income taxes for the first three months of fiscal 1999 was $1.3 million as compared with a benefit of $0.6 million for the first three months of fiscal 1998. The effective tax rate for the quarterly provision was 31% during the first quarter of the fiscal years 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash, cash equivalents and short-term investments of $94.2 million. For the three months ended June 30, 1998, cash provided by operating activities of $4.9 million was primarily attributable to net income for the period and an increase in unearned revenue associated with licensing agreements, offset by an increase in prepaid marketing costs plus the net impact of the sales, cash disbursements and cash collection cycles. Cash used in investment activities of $10.2 million related primarily to the purchase of $9.3 million in available-for-sale short-term investments. Cash provided by financing activities of $4.1 million was attributable to proceeds received from the issuance of common stock upon exercise of stock options. Collectively, the above activity resulted in a net decrease of $1.1 million from the March 31, 1998 balances of cash and cash equivalents. Working capital increased by $8.3 million from the March 31, 1998 balance of $81.8 million, to $90.0 million at June 30, 1998. The Company anticipates future capital expenditures of approximately $12.0 million for the remainder of fiscal 1999.

In addition to cash, cash equivalents, and short-term investments, the Company has $15.0 million available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1999. As of June 30, 1998, the Company had no borrowings outstanding.

The Company believes that existing cash resources, available bank borrowings and cash generated from operations will be sufficient to meet the Company's cash and investment requirements through at least March 31, 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including those detailed below, and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

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

FLUCTUATIONS OF OPERATING RESULTS; PRODUCT INTRODUCTION DELAYS. The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. A majority of the Company's revenues is derived from two products: Director and FreeHand. The Company has in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations. If the Company does not ship new versions of its products as planned, sales of existing versions decline, or new products do not receive market acceptance, the Company's results of operations in a given quarter could be materially adversely affected as they were during the fourth quarter of fiscal 1997 when the Company delayed shipment of a new version of Director to the following quarter.

DEPENDENCE ON DISTRIBUTORS. A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 28% of gross revenues in fiscal 1998 and in the first quarter of fiscal 1999. Internationally, the Company's products are sold through distributors.

DEPENDENCE ON MACINTOSH PLATFORM. In the past, a majority of the Company's revenues was derived from its products for the Macintosh. Macintosh revenues accounted for 51% of product revenues for the first quarter of fiscal 1999, compared to 44% of revenues for all of fiscal 1998. Although the relative percentage of Macintosh platform revenues will vary from quarter to quarter based on product release schedules, the Company remains heavily dependent on the sale of products for the Macintosh platform. A continuing leveling-off or decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations.

RISKS OF INTERNATIONAL OPERATIONS. For the first quarter of fiscal 1999, the Company derived approximately 43% of its revenues from international sales, compared with 48% for all of fiscal 1998. The Company expects that international sales will continue to generate a significant percentage of its revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

In addition, the Company's results may be adversely affected by worldwide economic events beyond the control of the Company, such as those presently occurring in Asia. Approximately 16% of revenues in the first quarter of fiscal 1999 and 20% of revenues in fiscal 1998 were derived from the Asia Pacific region, including Japan. During fiscal 1998, the Company experienced a decline in revenue growth rates in Asia Pacific in part due to the economic crises that occurred throughout this region. There can be no assurances that these economies will recover in the near term or that the Company's results or growth rates in this geographic region will return to previous levels even if the recovery occurs.

The Company enters into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of June 30, 1998, the notional principal of forward contracts outstanding amounted to $6.1 million. These contracts are of a short-term duration and the fair value of such contracts equals the market value as of June 30, 1998. There can be no assurance that such contracts will adequately hedge the Company's exposure to currency fluctuations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 31, 1997, a complaint entitled Rosen et al. V. Macromedia, Inc., et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions which were argued on December 19, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. The Court sustained in part and overruled in part the demurrers by order dated March 6, 1998. Claims against Susan Bird were dismissed with leave to amend and the Court overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. The Plaintiffs did not file an amended complaint, and defendants have answered. Discovery is now proceeding. By agreement of the parties, the rulings apply to the other state court actions, and separate answers to the remaining complaints need not be filed.

On September 25, 1997, a complaint entitled City Nominees v. Macromedia, Inc. et al., (Case No. C-97-3521-SC) was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Three similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California. All of these cases have been consolidated. Lead plaintiffs and lead counsel have been appointed under the provisions of the Private Securities Law Reform Act by the District Court pursuant to an Order of January 23, 1998. A consolidated complaint was filed on February 13, 1998. Defendants promptly moved to dismiss, which motion was granted by order filed May 18, 1998, on the grounds that plaintiffs' claims were barred by the applicable statute of limitations. Plaintiffs have filed a notice of appeal of the dismissal. Discovery has been stayed by operation of statute and local rule.

All complaints seek damages in unspecified amounts, as well as other forms of relief. The Company believes the complaints are without merit and intends to vigorously defend the actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 30, 1998, the Company held its annual meeting of stockholders. The stockholders passed the following proposals by the votes indicated.



                 Matter                               Votes For              Withheld
                 ------                               ----------             --------
1.  Election of Directors
       Stewart Alsop                                  34,920,514             488,095
       Robert K. Burgess                              34,923,060             485,549
       John (Ian) Giffen                              34,926,296             482,313
       Mark D. Kvamme                                 34,923,616             484,993
       Donald L. Lucas                                34,899,503             509,106
       James R. Von Ehr, II                           34,926,028             482,581
       William B. Welty                               34,881,580             527,029

                                                                        Votes        Votes         Broker
                 Matter                               Votes For        Against     Abstained     Non Votes
                 ------                               ---------      ----------    ---------     ---------
2.  Amendment of the 1992 Equity Incentive
    plan to increase the number of shares
    reserved for issuance thereunder by
    1,500,000 shares from 11,800,000
    shares to 13,300,000 shares                       23,597,670     11,616,821     194,118          0

3.  Amendment of the 1993 Directors Stock
    Option Plan to increase the number of
    shares reserved for issuance thereunder
    by 400,000 shares from 300,000 shares
    to 700,000 shares                                 25,696,929      9,528,085     183,595          0

4.  Amendment to the award formula for non-
    employee directors in the 1993 Directors
    Stock Option Plan                                 25,817,384      9,462,157     129,068          0

5.  Ratify selection of KPMG Peat Marwick
    LLP as independent auditors for the
    Company for the current fiscal year.              35,262,072         55,731      90,806          0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number               Exhibit Title
-------              -------------

 27.01     -    Financial Data Schedule



         (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MACROMEDIA, INC.
                                       (Registrant)


Date: August 12, 1998                  /s/ Robert K. Burgess
                                       ----------------------------------------------
                                       Robert K. Burgess
                                       President and Chief Executive Officer


Date: August 12, 1998                  /s/ Elizabeth A. Nelson
                                       ----------------------------------------------
                                       Elizabeth A. Nelson
                                       Chief Financial Officer, Senior Vice President