Form 10-Q
period 1998-09-30
MACROMEDIA INC
filed 1998-11-12
CIK 913949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the Transition Period from ___ to ___

                          COMMISSION FILE NO. 000-22688

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
                                                   -   -

As of October 30, 1998, there were outstanding 39,994,947 shares of the Registrant's Common Stock, par value $0.001 per share.

This Report, including exhibits, consists of 36 sequentially numbered pages. The Index to Exhibits appears on sequentially numbered page 15.

                      MACROMEDIA, INC. AND SUBSIDIARIES

                                   INDEX

PART  I - FINANCIAL INFORMATION
                                                                                    Page
ITEM 1.    FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                  September 30, 1998 and March 31, 1998                               3

                  Condensed Consolidated Statements of Operations
                  Three and Six Months Ended September 30, 1998 and 1997              4

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 1998 and 1997                        5

                  Notes to Condensed Consolidated Financial Statements                6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              8

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                         14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                          15

           SIGNATURES                                                                16


PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       MACROMEDIA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                 (unaudited)

                                                                           September 30,         March 31,
                                                                                1998               1998
                                                                        ------------------   -----------------
ASSETS

Current assets:

         Cash and cash equivalents                                            $   13,446        $     10,019
         Short-term investments                                                   77,887              76,112
         Accounts receivable, net                                                  6,707               7,696
         Inventory, net                                                              458                 743
         Prepaid expenses and other current assets                                10,175               3,819
         Deferred tax assets, short-term                                           8,548               8,548
                                                                        ------------------   -----------------
                  Total current assets                                           117,221             106,937
Land and building, net                                                            20,016              20,372
Other fixed assets, net                                                           18,227              18,528
Other long-term assets                                                            10,928               8,347
                                                                        ------------------   -----------------
                  Total assets                                                 $ 166,392          $  154,184
                                                                        ------------------   -----------------
                                                                        ------------------   -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable                                                     $    1,776        $      4,091
         Accrued liabilities                                                      25,479              19,132
         Unearned revenue                                                          8,671               1,927
                                                                        ------------------   -----------------
                  Total current liabilities                                       35,926              25,150
         Deferred tax liabilities, long term                                         306                 306
         Other long-term liabilities                                                 150                 263
                                                                        ------------------   -----------------
                  Total liabilities                                               36,382              25,719

Stockholders' equity:

         Common stock, par value $0.001 per share;
           80,000,000 shares authorized; 38,429,772 and
           38,297,968 shares issued and outstanding (net of
           1,340,000 and 510,000 treasury shares)
           at September 30, 1998 and March 31, 1998, respectively                     40                  39
         Other stockholders' equity                                              129,970             128,426
                                                                        ------------------   -----------------
                  Total stockholders' equity                                     130,010             128,465
                                                                        ------------------   -----------------
                  Total liabilities and stockholders' equity                    $166,392           $ 154,184
                                                                        ------------------   -----------------
                                                                        ------------------   -----------------


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                     Three months ended                   Six months ended
                                                        September 30,                       September 30,
                                                 1998               1997               1998               1997
                                               --------           --------           --------           --------
Revenues                                       $ 35,226           $ 29,166           $ 67,561           $ 56,495
Cost of revenues                                  3,229              5,307              6,348              9,875
                                               --------           --------           --------           --------
         Gross profit                            31,997             23,859             61,213             46,620
Operating expenses:
     Sales and marketing                         15,249             13,834             29,578             28,174
     Research and development                     8,753              7,965             17,281             16,666
     General and administrative                   3,234              2,757              6,586              5,367
                                               --------           --------           --------           --------
         Total operating expenses                27,236             24,556             53,445             50,207
                                               --------           --------           --------           --------
              Operating income (loss)             4,761               (697)             7,768             (3,587)
Other income, net                                 1,285              1,151              2,567              2,245
                                               --------           --------           --------           --------
Income (loss) before income taxes                 6,046                454             10,335             (1,342)
(Provision) benefit for income taxes             (1,874)              (141)            (3,204)               416
                                               --------           --------           --------           --------
               Net income (loss)               $  4,172           $    313           $  7,131           $   (926)
                                               --------           --------           --------           --------
                                               --------           --------           --------           --------
Net income (loss) per share
          Basic                                $   0.11           $   0.01           $   0.18           $  (0.02)
          Diluted                              $   0.10           $   0.01           $   0.16           $  (0.02)
                                               --------           --------           --------           --------
                                               --------           --------           --------           --------

Weighted average common shares
outstanding
          Basic                                  38,928             38,082             38,777             37,975
          Diluted                                43,549             40,239             43,696             37,975
                                               --------           --------           --------           --------
                                               --------           --------           --------           --------


    See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                   Six months ended September 30,
                                                                              ----------------------------------------
                                                                                     1998                  1997
                                                                              -------------------    -----------------
Cash flows from operating activities:


     Net income (loss)                                                              $7,131            $ (926)
     Adjustments to reconcile net income (loss) to net cash provided by /
     (used in) operating activities:
         Depreciation and amortization                                               3,948             3,817
         Deferred compensation                                                          87                25
         Changes in operating assets and liabilities:
             Accounts receivable, net                                                  989            (5,394)
             Inventory, net                                                            285             1,523
             Prepaid expenses and other current assets                              (6,356)               68
             Accounts payable                                                       (2,315)           (3,003)
             Accrued liabilities                                                     6,347               742
             Unearned revenue                                                        6,744            (1,195)
             Other long-term liabilities                                              (113)              665
                                                                                   -------           -------
                Net cash provided by / (used in) operating activities               16,747            (3,678)
                                                                                   -------           -------
Cash flows from investing activities:
         Capital expenditures                                                       (4,143)           (9,206)
         Proceeds of sales of fixed assets                                             961                 -
         Net (purchases) / sales / maturities of short-term
            available-for-sale investments                                          (1,762)           20,508
         Other long-term assets                                                     (2,690)           (5,126)
                                                                                   -------           -------
                Net cash (used in) / provided by investing activities               (7,634)            6,176
                                                                                   -------           -------
Cash flows from financing activities:
         Proceeds from issuance of common stock                                      5,721             2,041
         Acquisition of treasury stock                                             (11,407)              (90)
                                                                                   -------           -------
                Net cash (used in)/provided by financing activities                 (5,686)            1,951
                                                                                   -------           -------
Increase in cash and cash equivalents                                                3,427             4,449
Cash and cash equivalents, beginning of period                                      10,019            15,397
                                                                                   -------           -------
Cash and cash equivalents, end of period                                           $13,446           $19,846
                                                                                   -------           -------
                                                                                   -------           -------
Supplemental disclosure of cash flow information:
         Cash paid for interest                                                    $     -           $     -
                                                                                   -------           -------
                                                                                   -------           -------
         Cash paid for income taxes                                                $     -           $     -
                                                                                   -------           -------
                                                                                   -------           -------

        See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PREPARATION

The condensed consolidated financial statements at September 30, 1998 and for the three and six months ended September 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results for the fiscal year ending March 31, 1999 or any other future periods.

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

                                                               Three months ended         Six months ended
                                                                  September 30,             September 30,
(In thousands except per share data)                           1998         1997           1998       1997
--------------------------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
Net income (loss)                                             $ 4,172    $   313          $ 7,131     $  (926)
                                                              ------------------          -------------------
Denominator:
Weighted average number of common shares outstanding
   during the period                                           38,928     38,082           38,777      37,975
Basic net income (loss) per share                             $  0.11    $  0.01          $  0.18     $ (0.02)
                                                              ------------------          -------------------
DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
Net Income (loss)                                             $ 4,172    $   313          $ 7,131     $  (926)
                                                              ------------------          -------------------
Denominator:
Weighted average number of common shares outstanding
   during the period                                           38,928     38,082           38,777      37,975
Effect of dilutive securities:
Employee stock options                                          4,619      2,154            4,916           -
Employee stock purchase plans                                       2          3                3           -
                                                              ------------------          -------------------
Total                                                          43,549     40,239           43,696      37,975
                                                              ------------------          -------------------
Diluted net income (loss) per share                           $  0.10    $  0.01          $  0.16     $ (0.02)
                                                              ------------------          -------------------
                                                              ------------------          -------------------

Options to purchase 0.3 million shares were outstanding for the three and six month periods ended September 30, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The effect on earnings per share if these antidilutive shares were included would be immaterial.

3.   COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general-purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. Total comprehensive income for the quarter ended September 30, 1998 amounted to approximately $4.2 million, and total comprehensive income for the quarter ended September 30, 1997 amounted to approximately $0.1 million. Total comprehensive income for the six months ended September 30, 1998 amounted to approximately $7.1 million, and total comprehensive loss for the six months ended September 30, 1997 amounted to approximately $0.8 million. In addition to net income or net loss, the primary components of comprehensive income related to unrealized gains and losses of the Company's available-for-sale investments. For the three and six month periods ended September 30, 1998, the components of other comprehensive income totaled $0.06 million and $0.01 million, respectively. For the comparable periods in the prior year, the components of other comprehensive income totaled $0.2 million and $0.1 million, respectively.

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

In March 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on capitalization of certain costs incurred in the development of software for internal use. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. In accordance with SOP 98-1, the Company capitalizes costs of consulting services, hardware, and payroll related costs incurred during internal-use software development. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

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

5.   INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such an estimate reflects an effective tax rate lower than the federal statutory rate primarily because of utilization of research and experimentation tax credits, and foreign operating results, which are taxed at rates other than the US statutory rate. The effective rate used for the quarter ended September 30, 1998 was 31%.

6.  RELATED PARTY TRANSACTIONS

During the six months ended September 30, 1998, the Company made loans totaling $2.5 million to two officers in conjunction with their hiring and relocation. The loans are full recourse and are included in other long-term assets. The notes bear interest at 5.56% and 5.51% per annum and are secured by the personal residences of the officers. The notes mature in 2001 and are callable on demand if the officers terminate employment with the Company. For the three and six months ended September 30, 1998, interest income on the notes was immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including those detailed below under "Factors That May Affect Future Results of Operations," and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

RESULTS OF OPERATIONS

REVENUES. Macromedia develops and markets software tools, servers, and services for web publishing, web learning and web traffic. The Company sells its products in North America, Europe, Asia Pacific, and Latin America through a network of distributors, value-added resellers (VARs), its own sales force and web site, and to original equipment manufacturers (OEMs). In addition, the Company derives revenues from advertising, maintenance, and technology licensing contracts.

Revenues increased $6.1 million or 21% to $35.2 million in the second quarter of fiscal 1999 as compared to the same period in fiscal 1998. Revenues from the Company's new web products, including Dreamweaver, Flash, Fireworks, and web traffic, comprised the majority of the increase, accounting for 39% of total revenue in the second quarter of fiscal 1999. During the second quarter of fiscal 1999 the Company shipped a new version of Authorware, and two new products, Generator and Dreamweaver Attain. Comparing the first six months of fiscal year 1999 over the same period last year, revenues increased $11.1 million or 20% due to the sales of new web products, and an increase in the sales of Freehand due to product cycle timing. These increases offset a decline in the sales of Director over the same period, again due to product cycle timing. Windows and hybrid product revenues represented 57% of total product revenues, while Macintosh-related revenue was 43% of product revenue, with growth on both platforms over the same period a year ago.

North American revenues reached $20.7 million in the second quarter of fiscal 1999, an increase of $7.3 million or 54% over the second quarter of 1998. For the first six months of the current year, North American sales increased $9.3 million or 31% over the same period last year due to the shipment of new products. International revenues decreased 8% from the second quarter fiscal 1998 to $14.5 million in the second quarter of fiscal 1999. The decrease was primarily the result of the economic slowdown in Japan. Excluding Japan from the comparison, international revenues increased 28% over the prior year. Revenues by geographic region vary quarter to quarter depending on product cycles and the timing of the release of localized versions of products, and the economic conditions of the various regions.

The table below summarizes revenue by geography:

(In millions)                                Three months ended September 30,                Six months ended September 30,
                                          -----------------------------------------       ---------------------------------------
                                           1998              1997         % change            1998           1997        % change
North America                              $20.7            $13.4           54%              $39.1          $29.8           31%
             % of total revenues              59%              46%                              58%            53%

International                              $14.5            $15.8           (8%)             $28.5          $26.7           7%
             % of total revenues              41%              54%                              42%            47%

Total revenues                             $35.2            $29.2                            $67.6          $56.5

GROSS MARGIN. Gross margin as a percentage of revenue was 91% for the three and six months ended September 30, 1998, compared with 82% and 83% for the comparable periods last year. Gross profit of $32.0 million for the second quarter of fiscal 1999 was up 34% over the second quarter of fiscal 1998. The improvement over both periods is the result of cost control programs implemented over the last year, including a move to just-in-time manufacturing which resulted in lower inventory obsolescence and lower inventory levels, and improved inventory review procedures. The Company believes these business process changes will result in ongoing, sustained margin performance. However, gross margins may be affected from time to time by the mix of distribution channels used, mix of products sold, and the mix of international versus domestic revenues.

SALES AND MARKETING. Sales and marketing expenses increased $1.4 million for both the three and six months ended September 30, 1998, when compared to the same periods last year. The increase was due primarily to higher compensation and benefit levels associated with higher headcount, as well as to the amortization of capitalized costs arising from distribution agreements. As a percentage of revenues, expenses decreased to 43% and 44%, respectively, for the three and six month periods ended September 30, 1998 from 47% and 50% in the comparable period in the preceding year. The improvement was due to higher sales levels in the current year.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three and six months ended September 30, 1998 were $8.8 million and $17.3 million, respectively, an increase of $0.8 million and $0.6 million, as compared to the same periods last year. In both periods, expenses grew as a result of higher compensation and benefit expenses associated with additional headcount to support new product development and technology infrastructure. As a percentage of revenues, costs for the three and six months ended September 30, 1998 were 25% and 26%, respectively, compared with 27% and 29% for the same periods last year. The improvement was due to higher sales levels in fiscal 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter of fiscal 1999 increased $0.5 million or 17% over the second quarter of the prior year. The increase in costs was due to higher compensation and benefit expenses, increased legal fees arising out of the class action lawsuits (described below), and additional accounting and tax fees for the establishment of an offshore tax structure (described below). General and administrative costs as a percentage of revenues remained constant at 9% for the three months ended September 30, 1998 and 1997, and at 10% and 9%, respectively, for the six months ended September 1998 and 1997.

OTHER INCOME. Other income in the second quarter of fiscal 1999 of $1.3 million was $0.1 million higher than the second quarter of 1998. Comparing the first six months of fiscal 1999 with the same period in fiscal year 1998, other income was higher by $0.3 million. In both periods, the increase was primarily due to interest income earned on higher investment balances.

PROVISION/BENEFIT FOR INCOME TAXES. The Company's provision for income taxes for the second quarter of fiscal 1999 increased $1.7 million over the second quarter of 1998, due to an increase in net profit before tax of $5.6 million. For the first six months of fiscal year 1999, the current year provision increased by $3.6 million over fiscal year 1998, due to an increase in net profit before tax of $11.7 million. The effective tax rate for both the second quarter and first six months of both fiscal years was 31%.

OFFSHORE, INTANGIBLE HOLDING COMPANY (IHC). The Company established Macromedia Ireland Limited as an offshore, intangible holding company, resident and registered in Barbados effective October 1, 1998. The purpose of this new corporate structure is to take advantage of certain tax provisions which allow deferral of taxes on international product sales. Macromedia Ireland Limited, an Irish company, buys existing core technology from Macromedia, Inc. (US) in the form of royalty payments and sells Macromedia products in the European market. The IHC has two branches, Macromedia UK, a United Kingdom company serving as an administrative arm processing customer orders, and Macromedia BV, a Dutch (Netherlands) company operating as the European sales arm, employing sales representatives and selling to distributors. Macromedia KK (Japan), Macromedia Canada Limited, and Macromedia, Inc. in Australia may be integrated into the structure at a later date, and if so, will be treated as branches of Macromedia Ireland Limited. Due to this change in tax structure and the utilization of research and experimentation credits, the Company anticipates that its tax rate will decrease below its current rate of 31%. This estimate is based on current tax law and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash, cash equivalents and short-term investments of $91.3 million. For the six months ended September 30, 1998, cash provided by operating activities of $16.7 million was primarily attributable to net income for the period of $7.1 million and an increase in unearned revenue of $6.7 million associated with licensing agreements, partially offset by an increase in prepaid marketing costs, plus the net impact of the sales, cash disbursements and cash collection cycles. Cash used in investment activities of $7.6 million related primarily to the purchase of fixed and other long-term assets. Cash used in financing activities of $5.7 million was attributable to the acquisition of treasury stock of $11.4 million, offset by proceeds of $5.7 million received from the exercise of common stock options. Collectively, the above activity resulted in an increase in cash and cash equivalents of $3.4 million from the March 31, 1998 balances. Working capital decreased by $0.5 million from the March 31, 1998 balance of $81.8 million, to $81.3 million at September 30, 1998. The Company anticipates future capital expenditures of at least $8.0 million for the remainder of fiscal 1999.

In the second quarter of fiscal year 1999, the Company made investments in property and equipment totaling $4.1 million. This amount includes $2.0 million related to the development of a new information technology infrastructure for sales and marketing, customer support, on-line product distribution, and technical support. The costs capitalized under the project are comprised primarily of hardware, software and consulting fees for software development. The Company expects to spend approximately $5.0 million on the project over the next year, the majority of which will be capitalized. Amortization of the project will begin in the third quarter fiscal 1999.

In addition to cash, cash equivalents, and short-term investments, the Company has $15.0 million available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1999. As of September 30, 1998, the Company had no borrowings outstanding.

The Company believes that existing cash resources, available bank borrowings and cash generated from operations will be sufficient to meet the Company's cash and investment requirements through at least September 30, 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

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

FLUCTUATIONS OF OPERATING RESULTS; PRODUCT INTRODUCTION DELAYS. The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. A majority of the Company's revenues is derived from four products: Director, FreeHand, Flash, and Dreamweaver. The Company has in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations. If the Company does not ship new versions of its products as planned, sales of existing versions decline, or new products do not receive market acceptance, the Company's results of operations in a given quarter could be materially adversely affected as they were during the fourth quarter of fiscal 1997 when the Company delayed shipment of a new version of Director to the following quarter.

DEPENDENCE ON DISTRIBUTORS. A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 28% of gross revenues in fiscal 1998 and in the first six months of fiscal 1999. Internationally, the Company's products are sold through distributors.

DEPENDENCE ON MACINTOSH PLATFORM. In the past, a majority of the Company's revenues was derived from its products for the Macintosh. Macintosh revenues accounted for 43% of product revenues for the first six months of fiscal 1999, down from 44% of revenues for all of fiscal 1998. Although the relative percentage of Macintosh platform revenues will vary from quarter to quarter based on product release schedules, the Company remains heavily dependent on the sale of products for the Macintosh platform. A continuing leveling-off or decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations.

RISKS OF INTERNATIONAL OPERATIONS. For the first six months of fiscal 1999, the Company derived approximately 42% of its revenues from international sales, compared with 48% for all of fiscal 1998. The Company expects that international sales will continue to generate a significant percentage of its revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

In addition, the Company's results may be adversely affected by macroeconomic events beyond the control of the Company, such as the general economic downturn in Japan. The Company has experienced a significant decline in its revenue from Japan beginning in fiscal 1998, from 21% of the Company's total revenue in fiscal 1997 to 15% of total revenues in fiscal 1998, and just 10% of revenues in the first six months of fiscal year 1999. There can be no assurances that Japan's economy will recover in the near term or that the Company's results or growth rates in this geographic region will return to previous levels even if the recovery occurs.

The Company enters into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of September 30, 1998, the notional principal of forward contracts outstanding amounted to $6.5 million. There were no significant unrealized gains or losses at September 30, 1998. There can be no assurance that such contracts will adequately hedge the Company's exposure to currency fluctuations.

VOLATILITY OF STOCK. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry. In addition to factors specific to the Company, changes in analysts' earnings estimates for the Company or its industry and factors affecting the corporate environment or the securities markets in general will often result in significant volatility of the Company's common stock price.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code and embedded technology in existing systems as the year 2000 approches. The "Year 2000 Issue" arises from the potential for computers to fail or operate incorrectly because their programs incorrectly interpret the two digit date fields "00" as 1900 or some other year, rather than the year 2000. The year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties, including customers, vendors and manufacturers, with whom the Company deals on financial transactions worldwide. Failures of the Company's and/or third parties' computer systems could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition, though the impact is unknown at this time.

To mitigate this risk, the Company has established a formal year 2000 program to oversee and coordinate the assessment, remediation, testing and reporting activities related to this issue. The Company believes that with the completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

The Company has completed the assessment phase of its year 2000 program. As part of this assessment, the Company's application systems (e.g., financial systems, various custom-developed business applications), technology infrastructure (e.g., networks, servers, desktop equipment), facilities (e.g., security systems, fire alarm systems), vendors/partners and products were reviewed to determine their state of year 2000 compliance. This review included the collection of documentation from software and hardware manufacturers, the detailed review of programming code for custom applications, the physical testing of desktop equipment using software designed to test for year 2000 compliance, the examination of key vendors'/partners' year 2000 programs and the ongoing testing of the Company's products as part of normal quality assurance activities.

This assessment revealed no significant issues with the Company's applications systems, technology infrastructure, facilities or products. The assessment identified that certain of the Company's vendors/partners themselves have significant year 2000 programs, the successes of which are important to the Company. The Company will establish a contingency plan for each critical vendor/partner, the activation of which will be dependent on the failure of the vendor/partner to achieve key milestones in their programs. The Company anticipates these contingency plans will be completed by December 31, 1998.

With the completion of the Company's assessment phase, and with very little remedial action necessary, the Company is now beginning the testing phase of its program. Testing of the Company's internal software will be accomplished through simulation situations. The Company will simulate January 1, 2000 on its network, servers and desktop equipment to ensure compliance with year 2000 readiness. It is forecast that all important systems (both computer systems and systems dependent on embedded technologies) will be tested by March 31, 1999. The Company is targeting June 30, 1999 for the completion of all other testing.

The Company believes that the costs associated with completing its year 2000 program will be $.8 million. The Company reached this assessment with the assistance of outside consultants, which the Company paid $0.2 million. However, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or additional material costs caused by undetected errors or defects in the technology used in its internal systems, or by failures of its vendors/partners to address their year 2000 issues in a timely and effective manner.

As of the end of second quarter of fiscal year 1999, approximately 20% of the total estimated year 2000 program costs have been incurred. Of the expenditures remaining for the program, it is estimated that 25% of this represents costs associated with human resources performing testing, and 75% represents miscellaneous hardware and software upgrades required for the completion of the year 2000 program. The funding for the year 2000 program is being provided as a normal operating expense (except in the case of any new capital hardware, which is being funded from standard capital budgets).

Should miscalculations or other operational errors occur as a result of the Year 2000 issue, the company or the parties on which it depends may be unable to produce reliable information or to process routine transactions. Furthermore, in the worst case, the Company or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.

The Company is currently evaluating its software products for Year 2000 compliance. The Company believes that the changes and improvements it is making to its software will handle Year 2000 compliance correctly, assuming that the operating systems upon which they will run have been updated to comply. Macromedia's software products obtain date information, such as creation dates and modification dates, directly from the computers' operating system. Both Microsoft and Apple have stated that their operating systems will continue to operate properly into the twenty-first century.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc., et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions, which were argued on December 19, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. By order dated March 6, 1998, claims against Susan Bird were dismissed with leave to amend and the Court overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. The Plaintiffs did not file an amended complaint, and defendants have answered. By agreement of the parties, the rulings apply to the other state court actions, and separate answers to the remaining complaints need not be filed. Discovery is now proceeding.

On September 25, 1997, a complaint entitled City Nominees v. Macromedia, Inc. et al., (Case No. C-97-3521-SC) was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Three similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California. All of these cases have been consolidated. Lead plaintiffs and lead counsel have been appointed under the provisions of the Private Securities Law Reform Act by the District Court pursuant to an Order of January 23, 1998. A consolidated complaint was filed on February 13, 1998. Defendants promptly moved to dismiss, which motion was granted by order filed May 18, 1998, on the grounds that plaintiffs' claims were barred by the applicable statute of limitations. Judgment was entered in favor of all defendants. Plaintiffs have filed a notice of appeal of the dismissal. Briefing on the appeal is underway.

All complaints seek damages in unspecified amounts, as well as other forms of relief. The Company believes the complaints are without merit and intends to vigorously defend the actions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number                Exhibit Title
-------               -------------
10.01      Loan agreement between Macromedia, Inc. and Ian Richmond and Danielle
           Li Chong, dated July 16, 1998
10.02      Loan agreements between Macromedia, Inc. and Stephen and Nancy Elop, dated April 24, 1998

27.01      Financial Data Schedule

    (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MACROMEDIA, INC.
                               (Registrant)

Date: November 10, 1998        /s/ Robert K. Burgess
                               --------------------------------
                               Robert K. Burgess
                               President and Chief Executive Officer

Date: November 10, 1998        /s/ Elizabeth A. Nelson
                               --------------------------------
                               Elizabeth A. Nelson
                               Senior Vice President and Chief Financial Officer