Form 10-Q
period 1998-12-31
MACROMEDIA INC
filed 1999-02-10
CIK 913949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the Transition Period from ____ to __

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

As of January 31, 1999, there were outstanding 41,084,309 shares of the Registrant's Common Stock, par value $0.001 per share.

This Report, including exhibits, consists of 17 sequentially numbered pages. The Index to Exhibits appears on sequentially numbered page 16.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                                      INDEX


PART  I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                  December 31, 1998 and March 31, 1998                        3

                  Condensed Consolidated Statements of Operations
                  Three and Nine Months Ended December 31, 1998 and 1997      4

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 1998 and 1997                5

                  Notes to Condensed Consolidated Financial Statements        6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           14

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     16

        SIGNATURES                                                           17

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                        MACROMEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)


                                                                                    December 31,          March 31,
                                                                                        1998                 1998
                                                                                   -------------        --------------
ASSETS
Current assets:
         Cash and cash equivalents                                                 $    45,989          $    10,019
         Short-term investments                                                         55,438               76,112
         Accounts receivable, net                                                       12,527                7,696
         Inventory, net                                                                    522                  743
         Prepaid expenses and other current assets                                      10,535                3,819
         Deferred tax assets, short-term                                                 8,548                8,548
                                                                                   -------------        -------------
                  Total current assets                                                 133,559              106,937
Land and building, net                                                                  19,831               20,372
Other fixed assets, net                                                                 19,388               18,528
Other long-term assets                                                                  11,025                8,347
                                                                                   -------------        -------------
                  Total assets                                                     $   183,803          $   154,184
                                                                                   -------------        -------------
                                                                                   -------------        -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                          $     2,028          $     4,091
         Accrued liabilities                                                            29,274               19,132
         Unearned revenue                                                                7,950                1,927
                                                                                   -------------        -------------
                  Total current liabilities                                             39,252               25,150
         Deferred tax liabilities, long term                                               306                  306

         Other long-term liabilities                                                       112                  263
                                                                                   -------------        -------------
                  Total liabilities                                                     39,670               25,719

Stockholders' equity:
         Common stock, par value $0.001 per share; 80,000,000 shares authorized; 40,900,698 and 38,807,968 shares issued and
           outstanding as of December 31, 1998 and March 31, 1998,
           respectively                                                                     41                   39
         Treasury Stock, at cost; 1,340,000 and 510,000 shares as of
           December 31, 1998 and March 31, 1998, respectively                          (16,546)              (5,139)
         Additional paid-in capital                                                    156,506              142,023
         Deferred compensation                                                             -                    (87)
         Accumulated other comprehensive income                                            109                   47
         Accumulated earnings (deficit)                                                  4,023               (8,418)
                                                                                   -------------        -------------
                  Total stockholders' equity                                           144,133              128,465
                                                                                   -------------        -------------
                  Total liabilities and stockholders' equity                       $   183,803          $   154,184
                                                                                   -------------        -------------
                                                                                   -------------        -------------


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                              Three months ended                 Nine months ended
                                                 December 31,                       December 31,

                                             1998             1997              1998             1997
                                        ---------------  ----------------  ---------------   --------------
Revenues                                $       38,228   $       26,579    $     105,789     $      83,074
Cost of revenues                                 3,708            2,763           10,056            12,638
                                        ---------------  ----------------  ---------------   --------------
         Gross profit                           34,520           23,816           95,733            70,436

Operating expenses:
     Sales and marketing                        16,796           13,901           46,374            42,074
     Research and development                    8,674            7,472           25,955            24,138
     General and administrative                  3,104            2,944            9,690             8,311
     Merger                                        -              7,658              -               7,658
                                        ---------------  ----------------  ---------------   --------------
         Total operating expenses               28,574           31,975           82,019            82,181
                                        ---------------  ----------------  ---------------   --------------
              Operating income (loss)            5,946           (8,159)          13,714           (11,745)
Other income, net                                1,230            1,032            3,797             3,276
                                        ---------------  ----------------  ---------------   --------------
Income (loss) before income taxes                7,176           (7,127)          17,511            (8,469)
(Provision) benefit for income taxes            (1,866)            (124)          (5,070)              292
                                        ---------------  ----------------  ---------------   --------------
               Net income (loss)        $        5,310   $       (7,251)   $      12,441     $      (8,177)
                                        ---------------  ----------------  ---------------   --------------
                                        ---------------  ----------------  ---------------   --------------

Net income (loss) per share
          Basic                         $         0.14   $        (0.19)   $        0.32     $       (0.21)
          Diluted                       $         0.12   $        (0.19)   $        0.28     $       (0.21)
                                        ---------------  ----------------  ---------------   --------------
                                        ---------------  ----------------  ---------------   --------------

Weighted average common shares
outstanding
          Basic                                 39,044           38,307           38,867            38,085
          Diluted                               45,559           38,307           44,457            38,085
                                        ---------------  ----------------  ---------------   --------------
                                        ---------------  ----------------  ---------------   --------------

     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                  Nine months ended December 31,
                                                                              ----------------------------------------
                                                                                     1998                  1997
                                                                              -------------------    -----------------
Cash flows from operating activities:
     Net income (loss)                                                         $          12,441      $        (8,177)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                     6,034                5,727
         Deferred compensation                                                                87                   37
         Changes in operating assets and liabilities:
                Accounts receivable, net                                                  (4,831)              (1,702)
                Inventory, net                                                               221                1,439
                Prepaid expenses and other current assets                                 (6,716)                 736
                Accounts payable                                                          (2,063)              (3,923)
                Accrued liabilities                                                       10,142                1,982
                Unearned revenue                                                           6,023                 (608)
                Other long-term liabilities                                                 (151)                 135
         Write-off Solis merger costs                                                        -                  7,658
         Other, net                                                                          -                    501
                                                                              -------------------    -----------------
                Net cash provided by operating activities                                 21,187                3,805
                                                                              -------------------    -----------------

Cash flows from investing activities:
         Capital expenditures                                                             (7,196)              (9,927)
         Proceeds of sales of fixed assets                                                   961                  -
         Net sales and maturities of short-term available-for-sale
                investments                                                               20,736               27,570
         Investment in Solis                                                                 -                 (2,500)
         Other long-term assets                                                           (2,796)              (5,145)
                                                                              -------------------    -----------------
                Net cash provided by investing activities                                 11,705                9,998
                                                                              -------------------    -----------------

Cash flows from financing activities:
         Proceeds from issuance of common stock                                           14,485                2,154
         Acquisition of treasury stock                                                   (11,407)              (4,537)
                                                                              -------------------    -----------------
                Net cash provided by /(used in) financing activities                       3,078               (2,383)
                                                                              -------------------    -----------------
Increase in cash and cash equivalents                                                     35,970               11,420
Cash and cash equivalents, beginning of period                                            10,019               15,397
                                                                              -------------------    -----------------
Cash and cash equivalents, end of period                                       $          45,989      $        26,817
                                                                              -------------------    -----------------
                                                                              -------------------    -----------------
Supplemental disclosure of cash flow information:

         Cash paid for interest                                                $             -        $           -
                                                                              -------------------    -----------------
                                                                              -------------------    -----------------
         Cash paid for income taxes                                            $              98      $           -
                                                                              -------------------    -----------------
                                                                              -------------------    -----------------


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PREPARATION
The condensed consolidated financial statements at December 31, 1998 and for the three and nine months ended December 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results for the fiscal year ending March 31, 1999 or any other future periods.

2.  EARNINGS PER SHARE
"Basic" earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. "Diluted" earnings per share reflects the net incremental shares that would be issued if outstanding stock options were exercised and if the funds collected for the employee stock purchase plan were used to purchase treasury shares.

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise prices were above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with Statement of Financial Accounting Standards (SFAS) No. 128.


                                                                Three months ended                  Nine months ended
                                                                   December 31,                        December 31,
(In thousands, except per share data)                        1998               1997              1998             1997
----------------------------------------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
Net income (loss)                                       $         5,310    $      (7,251)    $       12,441    $    (8,177)
                                                        ----------------------------------   -------------------------------
Denominator:
Weighted average number of common shares outstanding
during the period                                                39,044           38,307             38,867         38,085

Basic net income (loss) per share                       $          0.14    $       (0.19)              0.32    $     (0.21)
                                                        ----------------------------------   -------------------------------
                                                        ----------------------------------   -------------------------------

DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION

Numerator:
Net Income (loss)                                       $         5,310    $      (7,251)            12,441    $    (8,177)
                                                        ----------------------------------   -------------------------------

Denominator:
Weighted average number of common shares outstanding
during the period                                                39,044           38,307             38,867         38,085

Effect of dilutive securities:
Employee stock options                                            6,494               -               5,577            -
Employee stock purchase plans                                        21               -                  13            -
                                                        ----------------------------------   -------------------------------
Total                                                            45,559           38,307             44,457         38,085
                                                        ----------------------------------   -------------------------------
Diluted net income (loss) per share                     $          0.12    $       (0.19)    $          0.28    $     (0.21)
                                                        ----------------------------------   -------------------------------
                                                        ----------------------------------   -------------------------------

Options to purchase 0.2 million shares were outstanding for the three and nine month periods ended December 31, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The weighted average exercise price of the antidilutive shares approximates $31 per share for the three and nine months ended December 31, 1998. The effect on earnings per share if these antidilutive shares were included would be immaterial.

3.  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and displaying comprehensive income and its components of net income and "other comprehensive income" in a full set of general-purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The components of comprehensive income (loss), net of tax, are as follows:


                                                      Three Months ended               Nine months ended
                                                         December 31,                    December 31,
(In thousands)                                        1998          1997              1998          1997
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $    5,310     $   (7,251)       $    12,441    $  (8,177)
Unrealized gain (loss) on securities                      49           (204)                62          (97)
                                                  -----------------------------------------------------------

Comprehensive income                              $    5,359     $   (7,455)       $    12,503    $  (8,274)
                                                  -----------------------------------------------------------
                                                  -----------------------------------------------------------

The primary components of other comprehensive income at December 31, 1998 and March 31, 1998 were unrealized gains and losses on the Company's available-for-sale investments.

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

5.  INCOME TAXES

In the third quarter of fiscal year 1999, the Company revised its estimated annual effective tax rate from 31% to 26% to reflect the utilization of research and experimentation tax credits and foreign operating results which were taxed at rates other than the US statutory rate.

6.  RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 1998, the Company made loans totaling $2.5 million to two officers in conjunction with their hiring and relocations. The loans are full recourse and are included in other long-term assets. The notes bear interest at 5.56% and 5.51% per annum and are secured by the personal residences of the officers. The notes mature in 2001 and are callable on demand if the officers terminate employment with the Company. For the three and nine months ended December 31, 1998, interest income on the notes was immaterial.

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

RESULTS OF OPERATIONS

REVENUES. Macromedia develops, markets and supports software tools, servers, and services for web publishing, web learning, and web traffic. The Company sells its products through a network of distributors, value-added resellers
(VARs), its own sales force and web site, and to original equipment manufacturers (OEMs) in North America, Europe, Japan, Asia Pacific, and Latin America. In addition, the Company derives revenues from advertising, maintenance and technology licensing contracts.

Revenues increased $11.6 million or 44% to $38.2 million in the third quarter of fiscal 1999 as compared to the same period in fiscal 1998. Revenues from two of the Company's newest web publishing products, Dreamweaver and Fireworks, comprised the majority of the increase. Similarly, comparing the first nine months of fiscal year 1999 to the same period last year, revenues increased by $22.7 million or 27% due to the release of Dreamweaver, Fireworks, a new version of Flash, and increased revenue from advertising on Macromedia's websites. These increases offset a decline in the sales of Director due to the timing of product cycles. Revenues from windows and hybrid products represented 58% of total product revenue for the third quarter of fiscal 1999, while Macintosh related revenue was 42%, with growth on both platforms over the same period last year.

North American revenues reached $22.5 million in the third quarter of fiscal 1999, an increase of $10.9 million or 94% over the third quarter of fiscal year 1998. For the first nine months of the current year, North American sales increased $20.8 million or 51% over the same period last year mainly due to the shipment of new products. International revenues increased 5% from the third quarter of fiscal 1998 to $15.7 million in the third quarter of fiscal 1999. The increase was a result of stronger sales in Europe, Asia Pacific and Latin America, offset by a decline in Japan. Revenues by geographic region vary quarter to quarter depending on product cycles and the timing of the release of localized versions of products, and the economic condition of the region. The table below summarizes revenue by geography:


(In millions)                                  Three months ended December 31,                  Nine months ended December 31,
                                       ----------------------------------------------    -------------------------------------------
                                           1998              1997         % change            1998           1997        % change
North America                             $ 22.5            $ 11.6          94%              $61.6          $40.8          51%
             % of total revenues            59%               44%                             58%            49%

International                             $ 15.7            $ 15.0           5%              $44.2          $42.3           5%
             % of total revenues            41%               56%                             42%            51%

Total revenues                            $ 38.2            $ 26.6                           $105.8         $83.1

GROSS MARGIN. Gross margin for the three and nine months ended December 31, 1998 was 90% and 91%, respectively, compared with 90% and 85% for the comparable periods last year. The improvement in the nine month comparison was due to the results of cost control programs implemented last year, including a move to just-in-time manufacturing which resulted in lower inventory obsolescence and lower inventory levels, and improved inventory review procedures. The Company believes these business process changes will result in sustained margin performance. However, gross margins may be affected from time to time by the mix of distribution channels used, mix of products sold, and the mix of international versus domestic revenues.

SALES AND MARKETING. Sales and marketing expenses for the three and nine months ended December 31, 1998 increased $2.9 million and $4.3 million, respectively, when compared to the same periods last year. The increase in the third quarter of fiscal year 1999 relative to the same period in fiscal 1998 was due to increased web and print advertising associated with new product launches and the amortization of capitalized costs arising from licensing and distribution agreements. The growth in expenses for the nine month period ended December 31, 1998 over the same period last year was due to increases in compensation and benefits and direct marketing promotions. As a percentage of revenues, sales and marketing expenses decreased to 44% for both the three and nine month periods ending December 31, 1998, compared with 52% and 51% for the same periods in the preceding year. The improvement was due to the higher sales volume in the current year.

RESEARCH AND DEVELOPMENT. Research and development for the three and nine months ended December 31, 1998 were $8.7 million and $26.0 million, respectively, an increase of $1.2 million and $1.8 million as compared to the same periods last year. In both periods, expenses grew as a result of additional headcount, particularly in the areas of temporary and contracted services to support new product development, and costs associated with improving the information technology infrastructure. As a percentage of revenues, research and development costs for the three and nine months ended December 31, 1998 were 23% and 25% respectively compared with 28% and 29% for the same periods last year. The improvement was due to higher sales levels in fiscal 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three and nine months ended December 31, 1998 were $3.1 million and $9.7 million, respectively, an increase of $0.2 million and $1.4 million as compared to the same periods of the prior year. The increase in costs in both periods was due to higher compensation and benefit costs, and costs associated with improving the information technology infrastructure. General and administrative costs as a percentage of revenues was 8% for the three months ended December 31, 1998, compared to 11% for the same period of time last year, and 9% for the nine months ended 1998 compared to 10% for the comparable period in 1997. The increase in sales year over year contributed to the improved ratio in both periods.

OTHER INCOME. Other income in the third quarter of fiscal 1999 of $1.2 million was $0.2 million higher than the third quarter of 1998. For the nine months ended December 31, 1998, other income of $3.8 million was $0.5 million higher than the same period ended December 31, 1997. In both periods the increase was due to interest income earned on higher investment balances.

PROVISION/BENEFIT FOR INCOME TAXES. The Company's provision for income taxes of $1.9 million for the third quarter of fiscal 1999 was up $1.7 million over the third quarter of fiscal 1998, due to an increase in net profit before tax of $14.3 million. For the first nine months of fiscal year 1999, the current year provision of $5.1 million was an increase of $5.4 million over the prior year, due to an increase in net profit before tax of $26.0 million. The effective tax rate for the third quarter of fiscal year 1999 was 26%, and the cumulative, effective tax rate for the first nine months of fiscal year 1999 was 29%, compared to a rate of 36% for the cumulative period last year.

OFFSHORE, INTANGIBLE HOLDING COMPANY (IHC). The Company established Macromedia Ireland Limited as an offshore, intangible holding company, resident and registered in Barbados effective October 1, 1998. The purpose of this new corporate structure is to take advantage of certain tax provisions which allow deferral of taxes on international product sales. Due to this structure, the Company expects its tax rate will remain at or below its current rate of 26% for the remainder of the fiscal year. This estimate is based on current tax law and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $101.4 million. For the nine months ended December 31, 1998, cash provided by operating activities of $21.2 million was primarily attributable to net income for the period of $12.4 million and a net increase in unearned revenue of $6.0 million associated with licensing agreements, plus the net impact of the sales and cash collection cycles. Cash provided by investing activities of $11.7 million related primarily to the sale of short term investments offset by capital expenditures. Cash provided by financing activities of $3.1 million was attributable to $14.5 million from the proceeds received from the exercise of common stock options, offset by the acquisition of treasury stock of $11.4 million. Collectively, the above activity resulted in an increase of $36.0 million from the March 31, 1998 balances of cash and cash equivalents. Working capital increased by $12.5 million from the March 31, 1998 balance of $81.8 million, to $94.3 million at December 31, 1998. The Company anticipates future capital expenditures of approximately $5.0 million for the remainder of fiscal 1999.

In the third quarter of fiscal year 1999, the Company made investments in property and equipment totaling $3.1 million. This amount includes $1.5 million related to development of a new information technology infrastructure for sales and marketing, customer support, on-line product distribution, and technical support. The costs capitalized under the project are comprised primarily of hardware and consulting fees for software development. The Company expects to spend approximately $3.0 million on the project over the next two quarters, the majority of which will be capitalized. Amortization of the project is expected to begin in the fourth quarter of fiscal 1999 and will approximate $0.5 million per quarter when fully implemented.

In addition to cash, cash equivalents, and short-term investments, the Company has $15.0 million available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1999. As of December 31, 1998, the Company had no borrowings outstanding.

The Company believes that existing cash resources, available bank borrowings and cash generated from operations will be sufficient to meet the Company's cash and investment requirements through at least December 31, 1999.

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

FLUCTUATIONS OF OPERATING RESULTS; PRODUCT INTRODUCTION DELAYS. The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. A majority of the Company's revenues is derived from four products: Director, FreeHand, Flash and Dreamweaver. The Company has in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations. If the Company does not ship new versions of its products as planned, sales of existing versions decline, or new products do not receive market acceptance, the Company's results of operations in a given quarter could be materially adversely affected as they were during the fourth quarter of fiscal 1997 when the Company delayed shipment of a new version of Director to the following quarter.

DEPENDENCE ON DISTRIBUTORS. A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 28% of gross revenues for both the third quarter and first nine months of fiscal 1999. Internationally, the Company's products are sold through distributors.

DEPENDENCE ON MACINTOSH PLATFORM. In the past, a majority of the Company's revenues was derived from its products for the Macintosh. Macintosh revenues accounted for 41% of product revenues for the first nine months of fiscal 1999, compared to 44% of revenues for all of fiscal 1998. Although the relative percentage of Macintosh platform revenues will vary from quarter to quarter based on product release schedules, the Company remains heavily dependent on the sale of products for the Macintosh platform. A decline in the sales rate of multimedia-capable Macintosh computers or shifts in mail order or other distribution mechanisms for Macintosh products could have a material adverse effect on the Company's results of operations.

RISKS OF INTERNATIONAL OPERATIONS. For the nine months ended December 31, 1998, the Company derived approximately 42% of its revenues from international sales, compared with 48% for all of fiscal 1998. The Company expects that international sales will continue to generate a significant percentage of its revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

In addition, the Company's results may be adversely affected by worldwide economic events beyond the control of the Company, such as the prolonged economic downturn occurring in Japan. There can be no assurances that Japan's economy will recover in the near term or that the Company's results or growth rates in this geographic region will return to previous levels even if the recovery occurs. The Company's revenue from Japan declined from 21% of total revenue in fiscal 1997 to 15% in fiscal 1998, and just 8% of total revenue in the first nine months of fiscal 1999.

The Company enters into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of December 31, 1998, the notional principal of forward contracts outstanding amounted to $19.1 million. There can be no assurance that such contracts will adequately hedge the Company's exposure to currency fluctuations.

EURO DOLLAR. On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as the common legal currency and established fixed rates of conversion between their existing sovereign currencies and the Euro. The Euro will trade on currency exchanges and be available for non-cash transactions. A three year transition period is expected during which transactions can be made in the old currencies. The conversion to the Euro will eliminate currency exchange risk between the member countries.

The Company does not anticipate any material impact from the Euro conversion as its financial information system can accommodate multiple currencies. In addition, the Company has confirmed with its international financial institutions that they have the ability to process transactions in either Euros or sovereign currency. The Company is in the process of preparing Euro price lists with those of the sovereign currency to assess any competitive risk. However, there can be no assurance that all issues related to the Euro conversion have been identified, and the Company may be at risk if any of its principal suppliers are unable to deal with the impact of the Euro conversion. To date, none of the Company's international suppliers have expressed an intention to invoice in Euros.

VOLATILITY OF STOCK. The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry. In addition to factors specific to the Company, changes in analysts' earnings estimates for the Company or its industry and factors affecting the corporate environment or the securities markets in general will often result in significant volatility of the Company's common stock price.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code and embedded technology in existing systems as the year 2000 approaches. The "Year 2000 Issue" arises from the potential for computers to fail or operate incorrectly because their programs incorrectly interpret the two digit date fields "00" as 1900 or some other year, rather than the year 2000. The year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties, including customers, vendors and manufacturers, with whom the Company deals on financial transactions worldwide. Failures of the Company's and/or third parties' computer systems could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition, though the impact is unknown at this time.

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

This assessment revealed no significant issues with the Company's application systems, technology infrastructure, facilities or products. The assessment identified that certain of the Company's vendors/partners themselves have significant year 2000 programs, the successes of which are important to the Company. The Company established a contingency plan for each critical partner, the activation of which will be dependent on the failure of the vendor/partner to achieve key milestones in their programs.

With the completion of the Company's assessment phase, and with very little remedial action necessary, the Company is now beginning the testing phase of its program. Testing of the Company's internal software will be accomplished through simulation. The Company will simulate January 1, 2000 on its network, servers and desktop equipment to ensure compliance with year 2000 readiness. It is forecast that all mission critical systems (both computer systems and systems dependent on embedded technologies) will be tested by March 31, 1999. The Company is targeting June 30, 1999 for the completion of all other testing.

The Company believes that the costs associated with completing its year 2000 program will be $0.8 million. The Company reached this assessment with the assistance of outside consultants, to whom the Company paid $0.2 million. However, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or additional material costs caused by undetected errors or defects in the technology used in its internal systems, or by failures of its vendors/partners to address their year 2000 issues in a timely and effective manner.

As of the end of the third quarter of fiscal year 1999, approximately 30% of the total estimated year 2000 program costs have been incurred. Of the expenditures remaining for the program, it is estimated that 25% represents costs associated with human resources performing testing, and 75% represents miscellaneous hardware and software upgrades required for the completion of the year 2000 program. The funding for the year 2000 program is being provided as a normal operating expense (except in the case of any new capital hardware, which is being funded from standard capital budgets).

Should miscalculations or other operational errors occur as a result of the Year 2000 issue, the Company or the parties on which it depends may be unable to produce reliable information or to process routine transactions. Furthermore, in the worst case, the Company or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities which include, but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not Applicable

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


        (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MACROMEDIA, INC.
                                           (Registrant)




Date: February 10, 1999                    /s/ Robert K. Burgess
                                           -------------------------------------
                                           Robert K. Burgess
                                           President and Chief Executive Officer



Date: February 10, 1999                    /s/ Elizabeth A. Nelson
                                           -------------------------------------
                                           Elizabeth A. Nelson
                                           Senior Vice President and Chief
                                           Financial Officer