Form 10-K
period 1999-03-31
MACROMEDIA INC
filed 1999-06-17
CIK 913949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1999; or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to _____.

                         COMMISSION FILE NO. 000 - 22688

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 28, 1999 ($38.34) as reported on the Nasdaq National Market, was approximately $XXX. Shares of Common Stock held by each officer and director and by certain persons who owned 5% or more of the Registrant's outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of Friday, May 28, 1999 Registrant had outstanding 42,381,388 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders to be held at 1:00 PM, Wednesday, July 28, 1999 at 600 Townsend St., Suite 310W, San Francisco, California 94103 are incorporated by reference in Part III.

                                MACROMEDIA, INC.
                                 1999 FORM 10-K

                                TABLE OF CONTENTS

                                                                               PAGE
                                     PART I
Item 1.    Business                                                               1
Item 2.    Properties                                                             7
Item 3.    Legal Proceedings                                                      8
Item 4.    Submission of Matters to a Vote of Security Holders                    8
Item 4A.   Macromedia's Executive Officers                                        9

                                     PART II
Item 5.    Market for the Registrant's Common Equity and Related Stock
           Holder Matters                                                        11
Item 6.    Selected Financial Data                                               11
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk            22
Item 8.    Financial Statements and Supplementary Data                           24
Item 9.    Changes in and Disagreements with Accountants on Accounting           45
           and Financial Disclosure

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant                    46
Item 11.   Executive Compensation                                                46
Item 12.   Security Ownership of Certain Beneficial Owners and Management        46
Item 13.   Certain Relationships and Related Transactions                        46

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K      47

Signatures                                                                       51

                                     PART I


In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements such as statements of the Company's expectations, plans, objectives and beliefs. These forward-looking statements are subject to material risks and uncertainties discussed in this Form 10-K, including those set forth under Factors that May Affect Future Results of Operations, contained in Item 7. As a result, the Company's actual results could differ materially from those described in the forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

Macromedia Incorporated ("Macromedia" or the "Company") develops, markets and supports software products and technologies that add life to the Web.

Macromedia's Web Publishing products enable designers and developers to create engaging, interactive Web experiences for e-commerce, entertainment, news and information. Macromedia's Learning solutions help large enterprises and educational institutions author, deliver and manage learning programs over the Web and corporate intranets. The Company's new consumer business, shockwave.com, develops and delivers products and technologies that give consumers a next-generation Web experience, and also provides leading entertainment experiences on the Web at WWW.SHOCKWAVE.COM.

Macromedia was incorporated in Delaware on February 25, 1992, and has acquired several other businesses since its incorporation. The Company's principal executive office is located at 600 Townsend Street, San Francisco, California 94103 and its telephone number is 415/252-2000. Macromedia's common stock is listed on the Nasdaq National Market under the symbol MACR. The Company's World Wide Web site can be accessed at WWW.MACROMEDIA.COM.

MARKET OPPORTUNITY

The Internet has experienced dramatic growth since the advent of the World Wide Web, a graphically rich environment made accessible to millions of consumers by the combination of advanced networking technologies, inexpensive, multimedia-capable computers and Web browser technology. In just a few years, the Web has become a powerful business software platform, allowing companies to communicate with their customers, vendors and employees using standard formats and protocols. For businesses, Web technology provides an alternative to existing mainstream computing platforms and creates new opportunities for commerce and information exchange. For consumers, the Web is quickly becoming a viable medium for communication, community and entertainment.

Multimedia technologies have been critical to the emergence of the Web. Businesses are increasingly competing to make their Web sites more engaging by adding rich graphics, animation, sound, video, and interactivity to their Web presence. In particular the growth of e-commerce applications is driving demand for interactive, personalized multimedia content that increases the effectiveness and return-on-investment of commerce Web sites. We see a large and growing market opportunity for software solutions that enable designers and developers to create engaging, interactive Web content.

PRODUCTS

-    WEB PUBLISHING SOLUTIONS

Publishing for the Web has become a complex production process, typically involving large numbers of employees in different departments of a company as well as external advertising agencies, vendors and others. Macromedia's family of Web Publishing products work together as a complete solution to streamline Web workflow from concept to design, development to production. Macromedia's software products enable businesses to dramatically reduce the time it takes to develop their Web sites. The graphic below depicts how Macromedia products are used together to publish to the Web.


                                   [GRAPHIC]


          - FIREWORKS-Registered Trademark-- The solution for professional Web graphics design and production.

          - FLASH-TM-- The solution for producing high impact, vector based Web sites.

          - FREEHAND-Registered Trademark-- The most powerful design tool for print and Internet graphics.

          - DIRECTOR-Registered Trademark-- The standard for creating and delivering powerful multimedia.

          - DREAMWEAVER-TM-- The solution for professional Web site design and production.

          - GENERATOR-TM- - The solution for automated and personalized Web site graphics.

The following outline explains the elements involved in a typical Web site production process and how developers use Macromedia's Web Publishing products together to develop their sites:

DESIGN DOCUMENT AND SITE MAP
Before production starts, a design document is developed with the goals, audience, functions, and content for a Web project. Printed storyboards for navigation scenarios or animations are prepared. The site map, navigation, and page layout grids are presented, revised, and approved.

SITE AND PAGE PRODUCTION
Macromedia Dreamweaver-TM- is the hub of the Web workflow. This is where everything created in other Macromedia products comes together. Developers can quickly build site maps and use templates to streamline page production. Roundtrip HTML-TM- and visual editing let new developers code like experts, while powerful JavaScript and DHTML features work across Web browsers and operating systems. Dreamweaver also integrates smoothly with dynamic publishing and e-commerce solutions.

PAGE LAYOUTS, TEMPLATES, AND HTML
Once the design document is complete, designers create the template pages. While the content on every page of a Web site is different, template pages speed HTML production and unify a site's design. Using graphics and animation software such as Macromedia FreeHand, Fireworks, and Flash, the artists refine the look and feel of the site. After approval, the designs are finalized and the final templates are produced.

ILLUSTRATION AND LAYOUT
Designers use FreeHand to quickly lay out concepts for Web pages. Any artwork or HTML they create during this phase of a project can easily be turned into final art for the Web or print when production starts.

IMAGES AND PAGE DESIGN With Fireworks, Web designers and developers create, edit, and optimize great-looking Web images that download quickly. Tight integration between Fireworks and Dreamweaver bridges the gap between design (producing graphics) and development (producing HTML code).

FINAL PRODUCTION AND DYNAMIC MEDIA
To distinguish a site from its competition, Web designers must create frequently updated and personalized content, immersive experiences such as games, and compelling animated design. Every kind of site--e-commerce, news, corporate, and entertainment--can use standard technologies like Macromedia Flash, Shockwave-TM-, and Generator-TM- to stand out.

ANIMATED INTERACTIVE DESIGN
Flash is the Web standard for creating vector graphics and animations which anti-alias and scale based on the viewer's screen size, guaranteeing excellent image quality. Web designers use Flash to create striking and extremely compact interactive navigation interfaces, graphics, and animations. Flash is quickly becoming one of the only alternatives to HTML for building next generation Web experiences.

MULTIMEDIA AND ENTERTAINMENT
Developers use Director Shockwave Internet Studio-TM- to produce rich, immersive multimedia experiences on the Web. At sites like www.shockrave.com, they can experience animated, interactive Shockwave games and music. Many commerce sites use Flash to enrich the shopping experience for consumers.

DATA-DRIVEN GRAPHICS
Macromedia Generator instantly builds Web site graphics and interactive interface elements like headlines, ad banners, weather maps, calendars, and charts. Stock tickers, weather maps, and sports scoreboards are three typical uses. Generator makes producing a dynamic Web site easy for designers and developers by creating graphics on demand for individuals or automatically updating graphics at preset intervals from a database.

-    WEB LEARNING SOLUTIONS

A large vertical market for Macromedia's multimedia, graphics and Web publishing technologies is the market for on-line learning. Because major investments have been made in corporate network infrastructure in the last few years, particularly in intranets and the Internet, and organizations are desperate for qualified employees and a competitive edge, the market for on-line corporate training is poised for significant growth in the next decade. Macromedia's Learning solutions help enterprises to:

-    Develop effective training content faster
-    Author and deliver engaging Web
-    native learning content
-    Transfer existing learning content to the Web
-    Reduce training time and costs
- Track learning results and measure return on investment (ROI) on training to make better business decisions

Macromedia's Attain Enterprise Learning System-TM- is an integrated enterprise-wide solution for managing the online learning process from planning, producing, administering, and delivering curricula, to tracking, storing, and reporting learner progress from any browser, anywhere in the world. It includes the following key products:

     - AUTHORWARE ATTAIN-TM- - Produce rich-media training and learning applications.

     - DREAMWEAVER ATTAIN-TM-- Construct Web sites for Internet/intranet instruction.

     - PATHWARE ATTAIN-TM-- Manage and track classes, students, and performance.


-    SHOCKWAVE.COM

Macromedia's new consumer business, shockwave.com, was officially announced in May 1999. This consumer business builds on Macromedia's investment in enabling consumers to experience the best multimedia content on the Web. The Company intends to release various products and services that form the basis of this business over the coming months.

Macromedia's player technologies, Shockwave and Flash, are the world's most widely used players for multimedia and entertainment on the Web. Based on data from a King Brown & Partners survey, more than 75% of all people on the Web can experience Flash and/or Shockwave content on the Web, a reach of over 100 million people. The Shockwave and Flash players have always been available free of charge to consumers as part of Macromedia's strategy to make its player technology ubiquitous to drive consumer demand for multimedia content created with its software. Shockwave and Flash are also distributed with Windows 95, Windows 98, Microsoft Internet Explorer, and the Apple OS. In addition, Flash is included with every AOL client, in all Netscape browsers, in WebTV, in RealNetworks' Real Player, and it has recently been licensed by @Home for inclusion in its set-top boxes. In addition to these automatic distribution programs, successful downloads of Shockwave and Flash continued to grow strongly throughout the year, reaching a rate of over 500,000 per day by the end of the year.

shockwave.com builds on the brand equity that Macromedia has achieved with Shockwave. Shockwave is a widely recognized brand on the Web, and is associated with high quality interactive multimedia content, from games to cartoons, movie trailers, interactive music, greeting cards and other forms of entertainment.

Macromedia has been piloting entertainment on its Web site since 1998 at www.shockrave.com. shockrave.com features a variety of games, cartoons, music and other forms of entertainment that form the basis of the new shockwave.com Web site. shockwave.com will aggregate multimedia content from multiple content providers, and will also link consumers to third-party Shockwave content anywhere on the Internet. In addition to shockwave.com, two other new components have been introduced, designed to enhance consumers' entertainment experience on the Web. First, the Shockwave Remote is a new user interface, which will be included with every copy of Shockwave starting with version 7.0.2. Shockwave Remote allows users to search, send and control Shockwave content on the Web and additionally, allows users to save up to five pieces of content locally, enabling consumers to play the content off-line. There are many benefits for both consumers and developers with this new virtual device.

Second, is a premium version of a Shockwave multimedia player called Shockmachine. To be priced at $19.95, Shockmachine offers a machine-like entertainment console to store and organize content plus the additional features of playing content in full screen mode, infinite storage, and access to exclusive content.

Together, these new consumer services are designed to enable people to enjoy a much richer entertainment experience on the Internet than ever before. As millions of people become members, many more services will be available to them and correspondingly, more e-business opportunities will be available to Macromedia.

Revenue for shockwave.com is contemplated from a variety of sources and may change substantially over time. Initially, the majority of the revenue will be from advertising and sales of Shockmachine. Over time, sales of content, microtransactions and other e-business opportunities may arise from the one-to-one relationships with millions of members of shockwave.com.

PRODUCT DEVELOPMENT

Macromedia's business strategy emphasizes developing products and services that help its customers take advantage of opportunities on the Internet. Macromedia aims to solve the problems customers face as they create and deliver content on a new medium with multiple "standards," multiple browsers, and different bandwidth rates.

Since the software industry is characterized by rapid technological change, a continuous high level of expenditure is required to enhance existing products and develop new products. Macromedia plans to continue internal product development efforts, and, as appropriate, to acquire additional software and system technologies that the Company considers critical to meeting the Internet needs of designers, developers, consumers, and the enterprise.

The Company believes that its future success depends on its ability to enhance existing products and to develop and introduce new products on a timely basis. It is critical that new products and enhancements keep pace with the constantly evolving network infrastructure, Internet technology, and competitive offerings. The Company intends to adapt its products to new hardware and software platforms and to embrace emerging industry standards.

For fiscal 1997, 1998, and 1999, research and development expenses were $30.0 million, $32.2 million, and $35.6 million, respectively.

OPERATIONS AND MANUFACTURING

Macromedia is dependent on a sole source, Modus Media (Modus), for the manufacture and shipment of its finished products. The manufacture of the Company's products typically consists of pressing CD-ROMs, printing manuals, and packaging and assembling finished products, all according to Macromedia's specifications and forecasts. Manufacturing is currently done at three Modus facilities worldwide: in Preston, Washington for the Americas, in Dublin, Ireland for Europe, and in Singapore for the Asia Pacific market. Macromedia performs quality assurance testing at its own facilities. Modus operates multiple facilities around the world that are capable of serving Macromedia's needs, and the Company believes alternative sources could be implemented without significant delay. To date, the Company has not experienced any significant difficulties or delays in the manufacture or assembly of its products or any significant returns due to product defects.

Macromedia continues to invest in technologies and infrastructure to support electronic software distribution and online documentation, which are becoming an increasingly important and cost-effective way to deliver its products.

MARKETING & DISTRIBUTION

Macromedia extends its brand worldwide through creative marketing communications. The Company generates awareness and demand for its products, solutions, and services through its Web sites, WWW.MACROMEDIA.COM and www.shockwave.com, public relations activities, customer seminars, advertising both on the Web and in print, and national and regional trade shows. The Company also uses direct mail, both e-mail and print, to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform. In addition, the Company distributes a variety of interactive multimedia demonstration materials directly to prospective customers, and then follows up through outbound telemarketing during business hours.

A substantial majority of Macromedia's revenues is derived from the sale of the Company's products worldwide through a variety of distribution channels, including electronic commerce on the Web, direct sales, mail order, traditional software distributors, educational distributors, value-added resellers (VARs), original equipment manufacturers (OEMs), hardware and software superstores, and retail dealers. Macromedia also sells directly to large corporate and educational institutions, with volume licensing programs under which the customer receives a volume discount and has the right to reproduce and use Macromedia software. One distributor, Ingram Micro, Inc., accounted for 24%, 28%, and 28% of revenues in fiscal 1997, 1998, and 1999 respectively.

Internationally, Macromedia products are sold through distributors. With distributors in more than 50 countries around the world, international sales accounted for 42% of total revenues during fiscal 1999. In certain cases, the distributor has exclusive distribution rights to certain products in its country. In spite of the recent economic difficulties in some countries in Asia and Latin America, the Company believes that international markets for its products presents a strategic opportunity, and expects that international sales will continue to generate a significant percentage of the Company's total revenues.

Macromedia's direct sales force focuses primarily on enterprise sales of the Attain Enterprise Learning System, primarily Pathware. The sales cycle for Pathware licenses may be lengthy and may be subject to integration and acceptance by the customer. The Company employs an indirect sales force that works closely with major distributors and reseller accounts to manage the flow of orders, inventory levels, and sell-through into other channels.

Macromedia believes that electronic commerce will increasingly become an important and cost effective form of distribution in the future and is heavily investing in technologies and the associated infrastructure to support this form of distribution.

CUSTOMER SUPPORT

Macromedia provides complimentary technical support to customers by phone and fax for a period of 90 days after the first technical support contact by a customer. After the 90-day period, the Company offers a paid technical support plan, Priority Access-TM-, that provides the customer with access to a toll-free support line; priority in the call queue; priority response to e-mail, mail, and fax inquiries; and 24-hour voicemail messaging. Macromedia also offers high-end developer support and support on a per contact basis.

Millions of customers depend on Macromedia's worldwide network of value-added resellers, training centers, and developers. In addition, Macromedia User Groups located in dozens of cities throughout the world, provide customers with ways to share information, network with developers, and keep in touch with Macromedia. Macromedia provides support through marketing collateral, guest speakers, product giveaways, and more.

The Macromedia International User Conference is the world's largest forum for authors, designers, and publishers of digital media.

Macromedia's beta program enlists customers to conduct real-world tests on prerelease software, as well as provide feedback on features and software stability. The most informative beta sites receive free software.

Macromedia's Authorized Training Program is a worldwide network of professional trainers and educators who provide Macromedia customers with the highest-quality training on the company's products.

PROPRIETARY RIGHTS AND LICENSES

Macromedia relies on a combination of patent, copyright, trade secret, and trademark laws, as well as employee and third-party nondisclosure agreements, to protect its intellectual property rights and products. The Company distributes software under a shrink-wrapped license agreement that customers accept when they open physical or electronic copies of the Company's products. Like other high-technology companies, the Company generally does not obtain signed license agreements from customers. Macromedia uses a hardware lock-out device with certain versions of the Company's software that are sold internationally, but otherwise does not copy-protect its software. Policing unauthorized use of products is difficult, and while the Company cannot determine the extent to which software piracy of its products exists, it can be expected to be a persistent problem. In addition, the laws of certain countries in which products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

EMPLOYEES

As of March 31, 1999, Macromedia had 553 full-time employees worldwide, with the majority working in California, followed by Texas, the United Kingdom, Japan, and Australia, among other international offices. There were 112 employees in sales; 90 in marketing; 239 in product development, quality assurance, and documentation; and 112 in finance, operations, and administration. None of Macromedia's employees are subject to a collective bargaining agreement, and Macromedia believes that its relations with its employees are good.


ITEM 2. PROPERTIES

The Company's primary facility consists of approximately 136,000 square feet located in a multi-story building in San Francisco, California. This space houses a majority of the Company's United States operations. The facility is leased pursuant to an agreement that expires December 31, 2005. Macromedia has two options to renew for successive five-year terms at 95 percent of the then current fair market value of the space. The Company also holds a right of first refusal to additional space when it becomes available. Approximately 25,000 square feet of this facility is not currently occupied by the Company and has been sub-leased. The Company owns a four- story 100,000 square foot facility, located on land purchased in Redwood City, California. The Company is occupying 50,000 square feet and is leasing the remaining 50,000 square feet. The Company entered into sub-lease agreements to cover the remaining lease periods at the former San Mateo locations. In fiscal year 1999, the Company relocated its Richardson, Texas office to a nearby building to allow for future expansion, and now leases 25,000 square feet at this location. The Company also leases space in North America for field sales offices, in Berkshire, England, for its European operations, Victoria, Australia, for its Asia Pacific operations and in Tokyo, Japan, for its Japanese operations. The Company believes its facilities are adequate for current and near-term needs and that additional space is available to provide for anticipated growth during the life of the leases.

ITEM 3. LEGAL PROCEEDINGS

On July 31, 1997, a complaint entitled ROSEN ET AL. V. MACROMEDIA, INC., ET AL., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and consolidated for pre-trial purposes with ROSEN. Defendants filed demurrers seeking dismissal of the complaint, as well as other motions, in late 1997. Before the demurrers were heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Court sustained in part and overruled in part the demurrers. Claims against Susan Bird were dismissed with leave to amend and the Court overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. In May 1999, the Court granted the plantiffs' motion for class certification.

On September 25, 1997, a complaint entitled CITY NOMINEES V. MACROMEDIA, INC., ET AL., (Case No. C-97-3521-SC) was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Three similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California. All of these cases have been consolidated. Lead plaintiffs and lead counsel have been appointed under the provisions of the Private Securities Litigation Reform Act by the District Court. A consolidated complaint was filed in February, 1998. Defendants moved to dismiss that complaint on the grounds that plaintiffs' claims were barred by the applicable statute of limitations. In May 1998, the United States District Court for the Northern District of California granted defendants' motion to dismiss with prejudice, and entered judgment in favor of defendants. Plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit, and that appeal is pending.

All complaints seek damages in unspecified amounts, as well as other forms of relief. The Company believes the complaints are without merit and intends to continue to vigorously defend the actions.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. MACROMEDIA'S EXECUTIVE OFFICERS

This section provides the names, ages, titles, and brief biographies of Macromedia's executive officers as of March 31, 1999:


NAME                          AGE     POSITION
Robert K. Burgess             41      Chairman and Chief Executive Officer
Brian J. Allum                41      Senior Vice President, Worldwide Field Operations
Joseph D. Dunn                42      Senior Vice President, Products and Technology
Stephen A. Elop               35      Senior Vice President, Web
Norman K. Meyrowitz           39      President, Macromedia Products
Elizabeth A. Nelson           38      Senior Vice President and Chief Financial Officer

Mr. Burgess has been Chief Executive Officer and Chairman of the Board of Macromedia since July 1998. Mr. Burgess joined Macromedia in November 1996 as President and Director of Macromedia. Prior to joining Macromedia, Mr. Burgess was Senior Vice President of Silicon Graphics, Inc., responsible for the Silicon Interactive Strategic Business Unit. Prior to this position, he was President of Alias/Wavefront, a wholly-owned independent software subsidiary of Silicon Graphics, created from the 1995 merger of Alias Research, Inc. and Wavefront Technologies, Inc. From 1992 to 1995, he was President, CEO, COO and Director of Alias Research. Prior to joining Alias Research, Mr. Burgess held a number of senior management positions at Silicon Graphics, including Vice President of Marketing, Applications and Business Development (1991), Vice President of Applications (1990) and President of Silicon Graphics Canada, Inc., (1984-90). Mr. Burgess earned a bachelors degree in Commerce from McMaster University.

Mr. Allum has been Senior Vice President of Worldwide Field Operations since July 1997 and is responsible for all sales, field marketing, customer service, and support functions at Macromedia. From May 1996 until he joined Macromedia, Mr. Allum was President of Alias/Wavefront, a wholly-owned independent software subsidiary of Silicon Graphics, created from the 1995 merger of Alias Research, Inc. and Wavefront Technologies, Inc., and Vice President/General Manager of Silicon Graphics. Prior to this position, he was Vice President of Field Operations at Alias/Wavefront. From 1991 to 1995, he was Vice President of Field Operations of Alias Research. Prior to joining Alias Research, Mr. Allum held a variety of senior management and sales positions at Silicon Graphics Canada (1985-1991) and Digital Equipment Corporation (1981-1985). Mr. Allum graduated from Queens University with a bachelors degree in Commerce.

Mr. Dunn has been Senior Vice President of Products and Technology since February 1998. Previous to this position, Mr. Dunn was Vice President of Corporate Development and has performed various senior roles at Macromedia since 1991, including Vice President of Engineering from 1992 to 1995 and Vice President of Product Management from 1995 to 1996. Prior to joining Macromedia, Mr. Dunn was the Director of Software Development at Frame Technology in Santa Clara, CA. From 1981 to 1987, Mr. Dunn held a variety of technical and management positions at Acorn Computers in the development of system software for personal computers. He graduated with a B.S. degree in Computer Science from Cambridge in 1980.

Mr. Elop has been Senior Vice President of Web since March 1998 and is responsible for the application of Web and Internet technologies to Macromedia's business practices, corporate systems and supporting technical infrastructure. Prior to joining Macromedia, Mr. Elop was Senior Vice President, Systems/CIO for Boston Chicken, Inc. from 1994 to 1998, one of the largest food retailers in the United States. Prior to this, Mr. Elop was a Director in Lotus Development Corporation's Consulting Services Group, with responsibility for Canada and the U.S. mid-west from 1992 to 1994. Mr. Elop joined Lotus as part of the acquisition of Soma, Inc., a Canadian software development and management consultancy. Mr. Elop earned a Bachelor of Computer Engineering and Management degree from McMaster University in 1986.

Mr. Meyrowitz has been President of Macromedia Products since April 1998 and is responsible for overall management of business units which design, develop, and market Macromedia products. Prior to that he was Chief Technology Officer beginning in February 1996, and Senior Vice President and General Manager of Macromedia's Internet and Multimedia Authoring Business from January 1997. From October 1994 to February 1996, he was Vice President of Product Development, and from October 1993 to October 1994, he was Director of Strategic Technology. From May 1991 to October 1993, he served as Director of System/User Software at GO Corporation. From October 1981 to May 1991, he served in various positions at Brown University; in his last position, he was Co-Director of the university's Institute for Research in Information and Scholarship (IRIS) where he managed and was the principal architect of the IRIS Intermedia system. Mr. Meyrowitz graduated from Brown in 1981 with a B.S. degree in Computer Science. He is a member of the ACM and the IEEE Computer Society.

Ms. Nelson has been Senior Vice President and Chief Financial Officer of Macromedia since February 1998. Ms. Nelson joined Macromedia in July 1996 as Vice President, Corporate Development, and was responsible for managing mergers and acquisitions and strategic planning. From 1988 to July 1996, Ms. Nelson worked at Hewlett-Packard, where she held positions in both Corporate Development and Financial Reporting and Analysis. From 1982 to 1986, she was a consultant with Robert Nathan Associates, an economic consulting firm, in Washington, D.C. Ms. Nelson holds an M.B.A. in Finance with Distinction from the Wharton School at the University of Pennsylvania and a B.S. degree in Foreign Service from Georgetown University.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol MACR. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's common stock as reported by Nasdaq.

FISCAL 1999                     HIGH       LOW
-----------                    -----     -----
4th Quarter                   $46.06    $26.38
3rd Quarter                    35.25     12.63
2nd Quarter                    19.31     12.31
1st Quarter                    19.31     13.75

FISCAL 1998                     HIGH       LOW
-----------                    -----     -----
4th Quarter                   $15.00     $7.90
3rd Quarter                    14.34      7.13
2nd Quarter                    13.50      7.63
1st Quarter                    10.50      6.50

The Company has not paid cash dividends and has no present plans to do so. There were 351 stockholders of record as of May 28, 1999, excluding stockholders whose stock is held in nominee or street name by brokers.


ITEM 6. SELECTED FINANCIAL DATA

SELECTED FIVE-YEAR FINANCIAL DATA

                                                                             Years ended March 31,
                                                  -------------------------------------------------------------------------
(in thousands, except per share data)                  1999           1998            1997            1996           1995
---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                            $ 149,886      $ 113,086       $ 107,365       $ 116,691      $  55,892
Cost of revenues                                       14,286         14,997          23,246          19,600          9,618
---------------------------------------------------------------------------------------------------------------------------
             Gross profit                             135,600         98,089          84,119          97,091         46,274
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
        Sales and marketing                            64,515         56,842          59,627          41,387         20,181
        Research and development                       35,644         32,231          30,013          20,033         12,360
        General and administrative                     13,068         11,452           8,135           5,466          3,491
        Merger, relocation, and reorganization              -          7,658             350           2,525          3,025
---------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                      113,227        108,183          98,125          69,411         39,057
---------------------------------------------------------------------------------------------------------------------------
             Operating (loss) income                   22,373        (10,094)        (14,006)         27,680          7,217
---------------------------------------------------------------------------------------------------------------------------
             Net (loss) income                      $  19,784      $  (6,186)      $  (5,920)      $  23,002      $   6,538
                                                    ---------      ----------      ---------       ---------      ---------
                                                    ---------      ----------      ---------       ---------      ---------
Net (loss) income per share
        Basic                                       $    0.51      $   (0.16)      $   (0.16)      $    0.66      $    0.22
        Diluted                                          0.44          (0.16)          (0.16)           0.59           0.19

All income per share amounts reflect a two-for-one stock split which became effective October 16, 1995 and have been restated to reflect the adoption of SFAS 128 in December 1997.

BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments           $ 108,802      $86,131    $ 102,451     $ 116,662     $ 33,981
Working capital                                                104,821       81,787       93,761       119,005       33,273
Total assets                                                   194,557      154,184      156,897       155,122       52,430
Long-term liabilities                                              297          569            -             -          136
Total stockholders' equity                                     156,536      128,465      131,916       133,181       39,681

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

OVERVIEW

Macromedia develops, markets and supports software and services for Web publishing and Web learning. Additionally, the Company's new consumer business, shockwave.com, designs, develops and markets aggregated content, products and services to provide and expand online entertainment on the Web. The Company sells its products through a network of distributors, value-added resellers (VARs) and its own sales force and Web site, and to original equipment manufacturers (OEMs) in North America, Europe, Asia Pacific and Latin America. In addition, the Company derives revenues from advertising on its Web sites, and from software maintenance and technology licensing agreements.

During fiscal 1999, the Company continued its focus on the Web as its engine of growth. Dreamweaver, Fireworks and Flash, new products introduced in fiscal 1998 and 1999, provided the majority of the fiscal 1999 revenue growth. The Company continued to invest in its Web Publishing and Learning products and additionally, began to significantly invest in its recently announced consumer business. As of March 31, 1999, total cash and short-term investments totaled $108.8 million, net receivables stood at 31 days sales outstanding, and the Company remained debt free. At March 31, 1999 the Company employed 553 full-time regular staff.

Additional information about Macromedia, its products, sales and marketing, and investor information, can be found on the Web at www.macromedia.com. Financial information included on the Company's Web site shall not be deemed to be a part of this filing.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of revenues for the years ended March 31, 1999, 1998, and 1997.

                                             1999       1998        1997
------------------------------------------------------------------------
Revenues                                     100%       100%        100%
Cost of revenues                              10         13          22
------------------------------------------------------------------------
         Gross margin                         90         87          78

Operating expenses:
Sales and marketing                           43         50          55
Research and development                      24         28          28
General and administrative                     8         10           8
Merger                                         -          7           -
------------------------------------------------------------------------
              Total operating expenses        75         95          91
------------------------------------------------------------------------
Operating margin                              15         (8)        (13)

Other income, net                              3          4           4
Provision (benefit) for income taxes           5          1          (3)
------------------------------------------------------------------------
              Net margin                      13%        (5%)        (6%)
                                            -----       -----       -----
                                            -----       -----       -----

REVENUES

Revenues were $149.9 million in fiscal 1999, an increase of 33% over fiscal 1998 revenues of $113.1 million. The Web Publishing business segment grew by 27% in fiscal 1999 to $123.8 million, compared to $97.6 million in fiscal 1998. The increase was primarily due to sales of Dreamweaver, Fireworks and Flash. This was partially offset by a decline in sales of Director, primarily related to product lifecycle timing. The Learning segment grew by 3% in fiscal 1999 to $15.9 million compared to $15.4 million in fiscal 1998, as sales growth in the new Pathware management system more than offset a decline in Authorware. Additional growth was achieved through Web advertising and miscellaneous corporate revenues.

International revenues represented 42% of revenues in fiscal 1999 compared to 48% of revenues in fiscal 1998 and 51% of revenues in fiscal 1997. During the fourth quarter of fiscal 1998, the Company experienced a significant decline in revenue from the Asia Pacific region, particularly the Japanese market, as a function of both macroeconomic and industry specific trends. This decline continued in fiscal 1999. The Company's revenue from Japan declined from 21% of total revenue in fiscal 1997 to 15% in fiscal 1998, and to just 8% of total revenue in fiscal 1999. The Company remains cautious about the economic conditions in the Asia Pacific region. See Factors That May Affect Future Results of Operations - Risks of International Operations for additional information.

Windows and cross-platform product revenues increased 29%, while Macintosh-based revenues increased 16%. Windows and cross-platform product revenues represented 58% of revenues for fiscal 1999 compared to 56% for fiscal 1998 and 44% for fiscal 1997.

Revenues in fiscal 1998 were $113.1 million, up 5% from revenues of $107.4 million in fiscal 1997 due to sales of new products and an increase in Director sales, partially offset by a decline in revenues from discontinued products, and a decline in service revenues.

COST OF REVENUES

Cost of revenues includes cost of materials and manufacturing, royalties paid to third parties for licensed technology, amortization costs related to localization and acquired technology, cost of commissions for Web advertising revenue, reserves for excess and obsolete finished goods and raw materials inventories, and costs associated with order fulfillment. Cost of revenues was $14.3 million in fiscal 1999, down from $15.0 million in fiscal 1998 and $23.2 million in fiscal 1997. This reduction resulted in a 3 percentage point increase in gross margin to 90% of revenues for fiscal 1999 from fiscal 1998. The decrease in costs in fiscal 1999, both in absolute dollars and as a percentage of revenues, was due primarily to the continued effectiveness of cost control programs and improved inventory review procedures resulting in lower product cost and less scrap and inventory discrepancies. The Company believes these business process changes will result in ongoing sustained margin performance, however, gross margins may be adversely affected from time to time by the mix of distribution channels used by the Company, the mix of products sold, and the mix of international versus domestic revenues. Going forward, shockwave.com will incur costs for producing and distributing certain entertainment content, in addition to the cost of commissions for Web advertising revenue.

The reduction in cost of revenues from fiscal 1997 to 1998 was due primarily to the effectiveness of cost control programs implemented during fiscal 1998, the move to just in time manufacturing and improved inventory review procedures.

OPERATING EXPENSES

Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses increased 13% in fiscal 1999 to $64.5 million from $56.8 million in the prior year due to increased advertising and promotional costs and the costs associated with additional sales headcount to support increased revenue levels. As a percent of revenue, sales and marketing expenses decreased from 50% in fiscal 1998 to 43% in fiscal 1999. Sales and marketing expenses in fiscal 1998 decreased 5% over fiscal 1997 expenses of $59.6 million due to lower overall spending on various sales and marketing programs as a result of the Company's efforts to reduce expenses, offset by planned increases in headcount. The Company expects sales and marketing expenses to increase in absolute dollars in fiscal 2000 as the Company continues to invest in various sales and marketing infrastructure programs, in particular in support of shockwave.com and future revenue growth in the Web Publishing and Learning businesses.

Research and development expenses consist primarily of compensation and benefits, overhead, and professional service fees to support product development. Research and development expenses were $35.6 million in fiscal 1999, up from $32.2 million in fiscal 1998 and $30.0 million in fiscal 1997, reflecting the Company's continued investment in product development and the infrastructure to support it. The Company expects research and development expenses in fiscal 2000 to increase in absolute dollars as the Company continues to invest in its Web Publishing and Learning businesses as well as shockwave.com.

General and administrative expenses consist mainly of compensation and benefits, fees for professional services, and overhead. General and administrative expenses increased from $11.5 million in fiscal 1998 and $8.1 million in fiscal 1997 to $13.1 million in fiscal 1999 due primarily to increases in staffing and infrastructure. The Company expects general and administrative expenses in fiscal 2000 to be higher than fiscal 1999 levels in absolute dollars.

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

OTHER INCOME

Other income consists primarily of earnings on the Company's cash and short-term investments and foreign exchange gains and losses, net of fees. Other income was $5.0 million in fiscal 1999 compared to $4.7 million in fiscal 1998 and $4.6 million in fiscal 1997. The increase was due primarily to miscellaneous income and greater investment and interest income, partially offset by foreign exchange losses from hedging activities.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded a tax provision of $7.6 million, or 28%, in fiscal 1999 compared to a tax provision of $0.8 million, or 36%, in fiscal 1998. The decrease in the effective tax rate in 1999 as compared to 1998 reflects the utilization of research and experimentation tax credits and foreign operating results, which were taxed at rates other than the U.S. statutory rate. The tax benefit in fiscal 1997 was $3.5 million. An analysis of the differences between the statutory and effective income tax rates is presented in Note 7 of Notes to Consolidated Financial Statements.

NET INCOME/LOSS

Net income was $19.8 million for fiscal 1999, compared to a net loss of $6.2 million for fiscal 1998. The net loss for fiscal 1998 was due primarily to one-time charges associated with the acquisition of Solis in the third quarter. Excluding one-time acquisition charges, net income in fiscal 1998 would have been $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash, cash equivalents and short-term investments of $108.8 million. For fiscal 1999, operating activities provided $31.7 million in net cash, compared with $5.3 million for fiscal 1998. Cash used in investing activities of $18.5 million was used primarily to purchase and develop management information systems and engineering equipment and software, to invest in certain long-term assets and facilities required to support growth. Cash provided by financing activities of $3.9 million was the result of purchases of $20.3 million of common stock under the Company's stock buyback program, offset by $24.1 million in proceeds from the exercise of common stock options. The Company anticipates spending approximately $20.0 million on capital purchases during fiscal 2000 in support of growth in the Web Publishing and Learning businesses as well as shockwave.com.

In fiscal 1999, the Company made investments in property and equipment totaling $11.2 million. This amount includes $5.8 million related to development of a new web infrastructure for sales and marketing, customer support, on-line product distribution, and technical support. The costs capitalized under the project are comprised primarily of consulting fees for software development and related hardware. Amortization of the project over a three year period is expected to begin in the first quarter of fiscal 2000. Additionally, in fiscal 2000, the Company expects to invest a significant amount on information technology infrastructure, and content licensing fees, for the new consumer business.

From time to time, cash will be used to repurchase common stock under the Company's stock buyback program. The buyback program approved by the Board of Directors in July 1997 provided for purchases of up to 2,000,000 shares. The Board of Directors approved an additional 2,000,000 share repurchase in October 1998, bringing the total approved for repurchase to 4,000,000 shares. During fiscal 1999 the Company repurchased 1,110,000 common shares for $20.3 million, compared to 510,000 common shares for $5.1 million for the period of July 1997 through March 31, 1998.

In addition to cash, cash equivalents, and short-term investments, the Company has $15.0 million available under an unsecured revolving line of credit. The line of credit bears interest at the bank's prime rate and expires on July 15, 1999. The Company anticipates that this line of credit will be renewed. As of and during the fiscal year ended March 31, 1999, the Company had no borrowings outstanding.

Management believes that existing cash and investments, together with cash generated from operations, will be sufficient to meet the Company's operating requirements through at least fiscal 2000.

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

INTENSE COMPETITION. The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions and enhanced services. A number of companies currently offer products and services that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Inc. (Adobe), Apple Computer, Inc., Asymetrix Corporation, Corel Corporation (Corel), Microsoft Corporation (Microsoft) and Real Networks, Inc. As the Company competes with larger competitors such as Adobe and Microsoft across a broader range of product lines and different platforms, the Company may face increasing competition from such companies. In addition, the Company's consumer business competes and partners with a number of other Internet community, gaming and entertainment sites. Many of these businesses are much larger than the Company's consumer business, and they have more resources devoted to these business efforts. It is anticipated that the Company's consumer business will face competition from these other sites both for consumers and for advertising and other future revenue sources on which the future success of the consumer business is dependent.

RAPIDLY CHANGING TECHNOLOGY. The developing digital media, Internet and online services markets, and the personal computer industry are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. The Company must continuously update its existing products, services and content to keep them current with changing technology and consumer tastes and must develop new products, services and content to take advantage of new technologies and consumer preferences that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to increase functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards, and provide additional functionality. There can be no assurance that the Company will be successful in these efforts.

FLUCTUATIONS OF OPERATING RESULTS; PRODUCT INTRODUCTION DELAYS. The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. A substantial portion of the Company's revenues is derived from its Web Publishing products. The Company has in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If the Company was unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's results of operations. If the Company does not ship new versions of its products as planned, sales of existing versions decline, or new products do not receive market acceptance, the Company's results of operations in a given quarter could be materially adversely affected as they were during the fourth quarter of fiscal 1997 when the Company delayed shipment of a new version of Director to the following quarter.

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

UNPROVEN BUSINESS MODEL. The Company's consumer business model depends upon its ability to leverage its existing and future Web traffic and consumer audience to grow revenues and in the future generate multiple revenue streams. The potential profitability of this business model is unproven, and to be successful, the Company must, among other things, develop and market content that achieves broad market acceptance by its user community, Internet advertisers and commerce vendors. There can be no assurance that the consumer business will be able to effectively implement this business model, and even if the implementation is successful, there can be no assurance that the business model will prove to be able to sustain revenue growth or generate significant profits, if any. Furthermore, for the foreseeable future, the Company anticipates that the consumer business will require significant expenditures, particularly related to sales and marketing and brand promotion, and that such expenditures may or may not result in revenue growth. Given the Company's limited operating experience related to the consumer business, the prediction of future revenue growth or operating performance for the consumer business is difficult at best. The Company expects the consumer business to generate net losses for the foreseeable future. In addition to the foregoing the consumer business will depend in part on success in building strategic alliances with other Internet companies and media companies in order to be able to grow the user base and to provide compelling content to attract and maintain the user base. There can be no assurances that such alliances can be created or maintained over an extended period of time.

DEPENDENCE ON DISTRIBUTORS. A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, original equipment manufacturers (OEMs), hardware and software superstores, retail dealers, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 28%, 28% and 24% of revenues in fiscal 1999, 1998 and 1997, respectively. In addition, the next three distributors combined, two of which are international distributors, accounted for 21% of revenues in fiscal 1999. Internationally, the Company's products are sold through distributors. The Company's resellers generally offer products of several different companies, including in some cases, products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. In addition, the Company believes that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If the Company's distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on the Company's revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON TECHNOLOGY PLATFORMS. In the past, a majority of the Company's revenues was derived from its products for the Macintosh computing platform. Macintosh revenues accounted for 42% of product revenues for fiscal 1999, compared to 44% of revenues for fiscal 1998. Although the relative percentage of Macintosh platform revenues will vary from quarter to quarter based on product release schedules, the Company remains heavily dependent on the sale of products for the Macintosh platform.

The success of the Company's product and consumer businesses is dependent upon the existence and future growth of the Internet as a business, entertainment and communications platform. A change in the Internet or the technology used for operation of the Internet or a decline in the growth of the Internet could have a material adverse effect on the Company's results of operations.

RISKS OF INTERNATIONAL OPERATIONS. For fiscal 1999, the Company derived approximately 42% of its revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

In addition, the Company's results may be adversely affected by worldwide economic events beyond the control of the Company, such as the prolonged economic downturn occurring in Japan. There can be no assurances that Japan's economy will recover in the near term or that the Company's results or growth rates in this geographic region will return to previous levels even if the recovery occurs. The Company's revenue from Japan declined from 21% of total revenue in fiscal 1997 to 15% in fiscal 1998, and to just 8% of total revenue in fiscal 1999.

The Company enters into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of March 31, 1999, notional principal of forward contracts outstanding amounted to $10.2 million. There can be no assurance that such contracts will adequately hedge the Company's exposure to currency fluctuations.

EURO DOLLAR. On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as the common legal currency and established fixed rates of conversion between their existing sovereign currencies and the Euro. The Euro will trade on currency exchanges and be available for non-cash transactions. A three-year transition period is expected during which transactions can be made in the old currencies. The conversion to the Euro will eliminate currency exchange risk between the member counties.

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

RISKS ASSOCIATED WITH ACQUISITIONS. Macromedia has grown in part because of combinations with other companies. In October 1997, the Company acquired Solis Design, Inc., a developer of computer managed instruction software for enterprise-wide, Web-based learning solutions. The acquisition was structured as a tax-free merger and was accounted for under the purchase method. The appraisal of the acquired research and development was based upon the present value of the operating cash flows generated by the current technology after taking into account the cost to realize the revenue, the relative risk of the products and an appropriate discount rate to reflect the time value of invested capital. As a result of the acquisition, the Company wrote off $7.7 million of purchased in-process research and development and other costs related to the transaction. The purchased in-process research and development expense related to completion of Solis' corporate training software. At the time of the acquisition, Solis had a preliminary technology. There were significant uncertainties as to the viability of the technology to provide a complete corporate solution and improvement of the stability of the technology. The Company also concluded that the acquired technology had no alternative future use. In January 1998, the Company released a first Java implementation of the technology, with a more complete Internet solution shipping in March 1999. Additionally, there are integration risks associated with merging two companies including financial, administrative and cultural concerns.

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

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. The Company prepares its financial statements in conformity with generally accepted accounting principles ("GAAP"). GAAP are subject to interpretation by the American Institute of Certified Public Accountants (the "AICPA"), the Securities and Exchange Commission (the "SEC"), and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on the Company's reported results, and may even affect the reporting of transactions completed prior to the announcement of a change.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code and embedded technology in existing systems as the year 2000 approaches. The "Year 2000 Issue" arises from the potential for computers to fail or operate incorrectly because their programs incorrectly interpret the two digit date fields "00" as 1900 or some other year, rather than the year 2000. The year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties, including customers, vendors and manufacturers, with whom the Company deals worldwide. Failures of the Company's and/or third parties' computer systems could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition, though the Company is unable to assess that potential impact at this time.

To mitigate this risk, the Company has established a formal year 2000 program to oversee and coordinate the assessment, remediation, testing and reporting activities related to this issue. The Company believes that provided it is able to complete the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

As previously reported, the Company completed the assessment phase of its year 2000 program. As part of this assessment, the Company's application systems (e.g., financial systems, various custom-developed business applications), technology infrastructure (e.g., networks, servers, desktop equipment), facilities (e.g., security systems, fire alarm systems), vendors, partners and products were reviewed to determine their state of year 2000 compliance. This review included the collection of documentation from software and hardware manufacturers, the detailed review of programming code for custom applications, the physical testing of desktop equipment using software designed to test for year 2000 compliance, the examination of key vendors'/partners' year 2000 programs and the ongoing testing of the Company's products as part of normal quality assurance activities. This assessment revealed no significant issues with the Company's application systems, technology infrastructure, facilities or products.

With the completion of the Company's assessment phase, and with very little remedial action necessary, the Company embarked into its testing phase. At this time, all important systems (both computer systems and systems dependent on embedded technology) have been individually tested and validated for year 2000 compliance, with no significant issues identified. The Company is targeting June 30, 1999 for the completion of all other testing.

All current versions of the Company's products have been tested for year 2000 compliance. In general, the products are believed to be compliant, assuming that the operating systems upon which they run have been updated to comply. Both Microsoft and Apple have stated that their operating systems will continue to operate properly into the twenty-first century. Details about older, non-shipping versions of the Company's products can be found on the Company's Web site.

A year 2000 issue was identified with Shockwave V6.0.1. The corrective action for this issue is for customers to upgrade to version 7.0.0 or later, or to downgrade to version 6.0.0. The Company currently offers Shockwave at no cost as a downloadable run-time technology on their Web site. Both of these upgrades are available at no charge from the Company's Web site. The Company also sells distribution rights to Shockwave which include maintenance. These customers will receive the upgrade in accordance with their maintenance agreements. The Company intends to assess the proper response to any future noted product issues as and when any such issues arise.

Several of the Company's distribution, manufacturing and support partners themselves have significant year 2000 programs underway, some of which involve the upgrade and/or replacement of systems which are important to the day-to-day operations of the partners' business. For each of these partners, the Company has established contingency plans that contemplate the failure of the partners to complete their year 2000 programs. It should also be noted that the Company cannot complete its final testing until the partners' year 2000 programs have been completed, due to the electronic communication that takes place between the Company's and the partners' systems.

The Company believes that the costs associated with completing its year 2000 program will be approximately $0.8 million. The Company reached this assessment with the assistance of outside consultants to whom the Company paid $0.2 million. However, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or additional material costs caused by undetected errors or defects in its own products, the technology used in its internal systems, or by failures of its vendors/partners to address their year 2000 issues in a timely and effective manner.

As of the end of fiscal year 1999, approximately 50% of the total estimated year 2000 program costs have been incurred. Of the expenditures remaining for the program, it is estimated that 25% of this represents costs associated with human resources performing testing, and 75% represents miscellaneous hardware and software upgrades required for the completion of the year 2000 program. The funding for the year 2000 program is being provided as a normal operating expense (except in the case of any new capital hardware, which is being funded from standard capital budgets).

While the Company's programs are intended to minimize the possibility of such effects, should miscalculations or other operational errors occur as a result of the Year 2000 issue, the Company or the parties on which it depends may be unable to produce reliable information or to process routine transactions. Furthermore, in the worst case, the Company or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities which include, but are not limited to, providing services, manufacturing and shipping products, invoicing customers and paying vendors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default and market risks. The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost.

The table below represents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio. All investments mature, by policy, in three years or less.

(in thousands)                         2000        2001         2002       2003        2004    Thereafter        Total
------------------------------------------------------------------------------------------------------------------------
Cash equivalents                     $ 5,247           -            -        -          -          -          $    5,247
    Average interest rate               4.85%          -            -        -          -          -                4.85%
Short-term investments               $61,750     $17,723      $ 2,225        -          -          -          $   81,698
    Average interest rate               5.13%       5.35%        7.65%       -          -          -               5.25%
                                     -----------------------------------------------------------------------------------
Total investment securities          $66,997     $17,723      $ 2,225        -          -          -          $   86,945
                                     -----------------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------------

The Company's functional currency is the US dollar. The Company transacts business in various foreign currencies, primarily in Japan and certain European countries. The Company has established a foreign currency hedging program using foreign currency exchange contracts to hedge foreign-currency-denominated financial assets, and probable anticipated, but not firmly committed, transactions. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency exposures that principally arise from the transactions denominated in Japanese Yen and various European currencies. Under this program, increases or decreases in the Company's foreign currency denominated financial assets are partially offset by gains or losses of the hedging instruments. The forward contracts are marked-to-market and unrealized gains and losses are included in current period net income. The Company does not use foreign currency forward exchange contracts for trading purposes.

The table below provides information about the Company's outstanding forward contracts as of March 31, 1999. The information is provided in US dollar equivalents, as presented in the Company's financial statements. The table presents the fair value (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates. All instruments mature June 30, 1999. As of March 31, 1999, the notional amount of the contracts approximate fair value.

(In thousands, except                                  Fair Value            Average
average contract rate)                                   Amount            Contract Rate
----------------------------------------------------------------------------------------
Foreign currency to be sold under
forward contracts:
                  British Pounds                       $  5,339                 0.62
                  Deutsche Marks                          1,717                 1.82
                  Japanese Yen                            1,318               119.00
                  French Franks                             648                 6.09
                  Italian Lira                              595              1796.00
                  Swedish Kronas                            351                 8.25
                  Spanish Peseta                            194               154.55
                                                       --------
                                                       $ 10,162
                                                       --------
                                                       --------

As the tables above incorporate only those exposures that exist as of March 31, 1999, they do not consider those exposures or positions that could arise after that date. Exposures to the Company include changes in short-term US prime interest rates and changes in foreign currency rates. Also, because the foreign currency risk table above does not present the foreign currency denominated financial assets and probable anticipated transactions underlying the forward contracts, the information presented has limited predictive value. The Company's ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at the time, and foreign currency rates.

The Company also has loans outstanding from related parties totaling $9.7 million as of March 31, 1999. The stated loan amounts approximate fair value as of March 31 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS                                                    March 31,         March 31,
(in thousands, except per share data)                                             1999              1998
----------------------------------------------------------------------------------------------------------
ASSETS
     Current assets
         Cash , cash equivalents, and short-term investments                  $ 108,802        $  86,131
         Accounts receivable, less allowance for returns and doubtful
         accounts of $9,497 and $7,606, respectively                             12,585            7,696
         Inventory                                                                  559              743
         Prepaid expenses and other current assets                               13,700            3,819
         Deferred tax assets, short-term                                          6,899            8,548
----------------------------------------------------------------------------------------------------------
                  Total current assets                                          142,545          106,937

     Land and building, net                                                      19,679           20,372
     Other fixed assets, net                                                     21,469           18,528
     Related party loans                                                         10,099            7,440
     Other long-term assets                                                         765              907
----------------------------------------------------------------------------------------------------------
                  Total assets                                                $ 194,557        $ 154,184
                                                                              ----------------------------
                                                                              ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
         Accounts payable                                                     $   4,936        $   4,091
         Accrued liabilities                                                     26,113           19,132
         Unearned revenue                                                         6,675            1,927
----------------------------------------------------------------------------------------------------------
                  Total current liabilities                                      37,724           25,150
         Other long-term liabilities                                                 75              263
         Deferred tax liabilities, long-term                                        222              306
----------------------------------------------------------------------------------------------------------
                  Total liabilities                                              38,021           25,719

    Stockholders' equity
         Common stock, par value $0.001 per share:
                   80,000,000 shares authorized, 42,101,144 and
                38,807,968 shares issued and outstanding as of 1999 and
                1998, respectively                                                   42               39
         Treasury stock, at cost; 1,620,000 and 510,000 shares as of
                1999 and 1998, respectively                                     (25,445)          (5,139)
         Additional paid-in capital                                             170,532          142,023
         Deferred compensation                                                        -              (87)
         Accumulated other comprehensive income                                      41               47
         Retained earnings (accumulated deficit)                                 11,366           (8,418)
----------------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                    156,536          128,465
----------------------------------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity                  $ 194,557        $ 154,184
                                                                              ----------------------------
                                                                              ----------------------------

See accompanying notes to consolidated financial statements


CONSOLIDATED STATEMENT OF OPERATIONS                                   YEARS ENDED MARCH 31,
(in thousands, except per share data)                 1999             1998             1997
----------------------------------------------------------------------------------------------
Revenues                                           $ 149,886        $ 113,086        $ 107,365
Cost of revenues                                      14,286           14,997           23,246
----------------------------------------------------------------------------------------------
                  Gross profit                       135,600           98,089           84,119
----------------------------------------------------------------------------------------------

Operating Expenses:
     Sales and marketing                              64,515           56,842           59,627
     Research and development                         35,644           32,231           30,013
     General and administrative                       13,068           11,452            8,135
     Merger, relocation, & reorganization                  -            7,658              350
----------------------------------------------------------------------------------------------
                  Total operating expenses           113,227          108,183           98,125
----------------------------------------------------------------------------------------------
                  Operating income (loss)             22,373          (10,094)         (14,006)
----------------------------------------------------------------------------------------------

Other income (expense):
     Interest and investment income, net               4,961            4,687            5,353
     Foreign exchange (loss) gain                       (306)             243             (639)
     Other                                               366             (194)            (105)
----------------------------------------------------------------------------------------------
                  Total other income                   5,021            4,736            4,609
----------------------------------------------------------------------------------------------
                  Income (loss) before taxes          27,394           (5,358)          (9,397)
Provision (benefit) for income taxes                   7,610              828           (3,477)
----------------------------------------------------------------------------------------------
                  Net income (loss)                $  19,784        $  (6,186)       $  (5,920)

Net income (loss) per share
    Basic                                          $    0.51        $   (0.16)       $   (0.16)
    Diluted                                        $    0.44        $   (0.16)       $   (0.16)

Weighted average common share outstanding
    Basic                                             39,139           38,114           37,488
    Diluted                                           45,360           38,114           37,488

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                                  YEARS ENDED MARCH 31,
(in thousands, except share data)                                    1999             1998             1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $  19,784        $  (6,186)       $  (5,920)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                  8,144            7,728            7,766
     Deferred income taxes                                          1,565              265           (3,832)
     Tax benefit from employee stock plans                          4,439              240                -
     Deferred compensation                                              -               49              104
     Write-off of merger costs                                          -            7,658                -
     Changes in operating assets and liabilities, net
      of effect of mergers:
        Accounts receivable, net                                   (4,889)          (5,365)          12,330
        Inventory                                                     184            1,139             (279)
        Prepaid expenses and other current assets                  (9,881)             258              868
        Accounts payable                                              845           (2,040)           3,106
        Accrued liabilities                                         6,981            1,669           (1,821)
        Unearned revenue                                            4,748             (562)           1,723
        Other, net                                                   (188)             464                -
                                                               ---------------------------------------------
     Net cash provided by operating activities                     31,732            5,317           14,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                               (133,540)        (444,574)        (922,987)
Maturities and sales of short-term investments                    127,948          455,267          924,063
Acquisition of property and equipment                             (11,226)         (12,376)         (27,289)
Proceeds from sale of fixed assets                                    961                -                -
Other long-term assets                                             (2,644)          (5,233)          (2,484)
Investment in Solis                                                     -           (2,500)               -
Acquisition of intangible assets                                        -                -           (2,788)
                                                               ---------------------------------------------
     Net cash used in investing activities                        (18,501)          (9,416)         (31,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                             24,160            3,860            4,008
Acquisition of treasury stock                                     (20,306)          (5,139)               -
                                                               ---------------------------------------------
     Net cash provided by (used in) financing activities            3,854           (1,279)           4,008

Net increase (decrease) in cash and cash equivalents               17,085           (5,378)         (13,432)
Cash and cash equivalents, beginning of year                       10,019           15,397           28,829
                                                               ---------------------------------------------
Cash and cash equivalents, end of year                          $  27,104        $  10,019        $  15,397
                                                               ---------------------------------------------
                                                               ---------------------------------------------
Supplemental disclosure of cash flow information:
  Interest paid                                                 $       -        $       5        $       -
  Income taxes paid (recovered)                                 $    (892)       $  (2,331)       $   3,935

Noncash investing activities:
  Common stock issued in exchange for Solis                     $       -        $   3,975        $       -
  Common stock issued in exchange for FutureWave                $       -        $       -        $     526

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                           Common stock       Treasury stock          Additional   Deferred    Accumulated other
                                           ------------       --------------           paid-in     compen-       comprehensive
(in thousands, except share data)        Shares     Amount   Shares     Amount         capital     sation         income (loss)
--------------------------------------------------------------------------------------------------------------------------------

Balances as of March 31, 1996          36,413,211    $ 36     $ -       $ -           $ 129,591     $(415)           $  -
Comprehensive loss:
        Net loss                            -          -        -         -               -             -               -
        Unrealized gain on available-
        for-sale securities                 -          -        -         -               -             -               297

   Total comprehensive loss                 -          -        -         -               -             -               -

Exercise of stock options                 595,063       1       -         -               2,492         -               -
Common stock issued under Employee
   Stock Purchase Plan (ESPP)             134,691      -        -         -               1,515         -               -
Adjustment for effect of poolings on
   prior periods                          600,000       1       -         -                 526         -               -
Deferred compensation - iband                -         -        -         -                (162)      266               -
--------------------------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1997          37,742,965    $ 38       -         -           $ 133,962     $(149)         $    297
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
      Net loss                               -         -        -         -               -             -               -
      Unrealized loss on available-
      for-sale securities                    -         -        -         -               -             -              (250)

   Total comprehensive loss                  -         -        -         -               -             -               -
Exercise of stock options                 570,217       1       -         -               2,390         -               -
Common stock issued under ESPP            194,786      -        -         -               1,469         -               -
Tax benefit from employee stock plans        -         -        -         -                 240         -               -
Common stock issued under purchase of
   Solis                                  300,000      -        -         -               3,975         -               -
Purchase of treasury stock                   -         -       (510,000)   (5,139)        -             -               -
Deferred compensation - iband                -         -        -         -                 (13)       62              -
--------------------------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1998          38,807,968    $ 39      (510,000) $ (5,139)    $ 142,023     $ (87)          $    47
Comprehensive income:
      Net income                             -         -        -         -               -             -               -
      Unrealized loss on available-
      for-sale securities                    -         -        -         -               -             -                (6)

   Total comprehensive income                -         -        -         -               -             -               -
Exercise of stock options               3,147,351       3       -         -              22,539         -               -
Common stock issued under ESPP            145,825      -        -         -               1,618         -               -
Tax benefit from employee stock plans        -         -        -         -               4,439         -               -
Purchase of treasury stock                   -         -     (1,110,000)  (20,306)        -             -               -
Deferred compensation - iband                -         -        -         -                 (87)       87               -
--------------------------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1999          42,101,144   $ 42     (1,620,000) $(25,445)    $ 170,532     $   -           $    41
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                                         Compre-            Retained
                                         hensive            earnings              Total
                                         income           (accumulated         stockholders'
(in thousands, except share data)        (loss)             deficit)              equity
--------------------------------------------------------------------------------------------------------------------------------

Balances as of March 31, 1996                              $  3,969              $ 133,181
Comprehensive loss:
        Net loss                         $ (5,920)           (5,920)                (5,920)
        Unrealized gain on available-
        for-sale securities                   297               -                      297
                                         ---------
   Total comprehensive loss              $ (5,623)              -                      -
                                         ---------
                                         ---------
Exercise of stock options                                       -                    2,493
Common stock issued under Employee
   Stock Purchase Plan (ESPP)                                   -                    1,515
Adjustment for effect of poolings on
   prior periods                                              (281)                    246
Deferred compensation - iband                                   -                      104
--------------------------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1997                              $(2,232)              $ 131,916
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
      Net loss                           $ (6,186)          (6,186)                 (6,186)
      Unrealized loss on available-
      for-sale securities                    (250)              -                     (250)
                                         ---------
   Total comprehensive loss              $ (6,436)              -                       -
                                         ---------
                                         ---------
Exercise of stock options                                       -                    2,391
Common stock issued under ESPP                                  -                    1,469
Tax benefit from employee stock plans                           -                      240
Common stock issued under purchase of
   Solis                                                        -                    3,975
Purchase of treasury stock                                      -                   (5,139)
Deferred compensation - iband                                   -                       49
--------------------------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1998                             $ (8,418)              $ 128,465
Comprehensive income:
      Net income                        $ 19,784            19,784                  19,784
      Unrealized loss on available-
      for-sale securities                     (6)               -                       (6)
                                        ---------
   Total comprehensive income           $ 19,778                -                       -
                                        ---------
                                        ---------
Exercise of stock options                                       -                   22,542
Common stock issued under ESPP                                  -                    1,618
Tax benefit from employee stock plans                           -                    4,439
Purchase of treasury stock                                      -                  (20,306)
Deferred compensation - iband                                   -                       -
--------------------------------------------------------------------------------------------------------------------------------
Balances as of March 31, 1999                            $  11,366              $  156,536
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                              Page 27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MACROMEDIA, INC. AND SUBSIDIARIES

1. Summary of Significant Accounting Policies

NATURE OF OPERATIONS. Macromedia develops, markets and supports software and services for Web publishing and Web learning. Additionally, the Company's new consumer business designs, develops and markets aggregated content, products and services to provide and expand online entertainment on the Web. The Company sells its products through a network of distributors, value-added resellers
(VARs) and its own sales force and Web site, and to original equipment manufacturers (OEMs) in North America, Europe, Asia Pacific and Latin America. In addition, the Company derives revenues from advertising on its Web sites, and from software maintenance and technology licensing agreements.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after eliminations.

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated using the exchange rates at the balance sheet date. Revenues and expenses are translated using average exchange rates during the year. Translation adjustments are recorded in the consolidated statements of operations.

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

CONCENTRATIONS OF CREDIT RISK. Distributors comprise a significant portion of the Company's revenue and trade receivables. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and requires letters of credit or bank guarantees, if deemed necessary, but generally requires no collateral. For the years ended March 31, 1999, 1998, and 1997, sales to one distributor, Ingram Micro, accounted for 28%, 28%, and 24% respectively, of consolidated revenue. Accounts receivable relating to this customer were $8.0 million and $4.7 million as of March 31, 1999 and 1998, respectively. Three distributors accounted for an additional 21% of revenues for the year ended March 31, 1999.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables and forward contracts used in hedging activities.

The Company places its cash equivalents, short-term investments, and forward contracts with major financial institutions of high credit standing. The Company does not believe there is significant risk of non-performance by these institutions because the Company monitors their credit ratings and limits the financial exposure to any one commercial issuer and any one type of investment.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. Cash equivalents consist of highly liquid investments with a stated effective maturity of 90 days or less at the time of purchase. Short-term investments consist of readily marketable securities with a maturity of more than 90 days from time of purchase. Where the maturity is more than one year, the securities are classified as short-term as the company's intention is to convert them into cash for operations as needed.

Cash equivalents and all of the Company's short-term investments are classified as "available-for-sale" under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. As required by SFAS No. 115, available-for-sale securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in net investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income, net.

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

PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Buildings are depreciated over thirty years, and tenant improvements over ten years, using the straight-line method. Depreciation of equipment, furniture, and fixtures is provided over estimated useful lives ranging from three to five years using the straight-line method. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the related assets, ranging from three to ten years.

Effective January 1, 1997, the Company reduced the estimated useful life of computer equipment from five to three years for future asset purchases.

SOFTWARE COSTS. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, governs accounting for software development costs. This statement provides for capitalization of certain software development costs once technological feasibility is established. The Company believes that software development costs incurred subsequent to technological feasibility have not been material, other than the costs paid to third parties to develop localized versions of its software, which are capitalized and amortized to cost of sales on a straight-line basis over the lesser of estimated product life or 12 months.

Software costs also include amounts paid for purchased software to be sold and outside development on products which have reached technological feasibility. Purchased software costs are amortized on a straight-line method over the lesser of the estimated economic life of the product or one year. Purchased software approximated $0.2 million as of March 31, 1999. Amortization of software costs will commence in fiscal year 2000.

SOFTWARE FOR INTERNAL USE. The Company capitalizes costs of software, consulting services, hardware and payroll related costs incurred to purchase or develop internal-use software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

LONG-LIVED ASSETS. The Company evaluates long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. Property and equipment to be disposed of are reported as the lower of the carrying amount or fair value less costs to sell.

STOCK BASED COMPENSATION. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees (see Note 8).

REVENUE RECOGNITION. The Company recognizes revenue from product sales at shipment based on the fair value of the element provided that collection of the resulting receivable is deemed probable, in accordance with SOP 97-2, Software Revenue Recognition. Revenue from multiple element software arrangements are allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. The determination of fair value is based on objective evidence which is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue from software maintenance contracts is recognized on a straight-line basis over the term of the contract, generally one year. Revenue from consulting, training, and other services is generally recognized as the services are performed.

The Company has entered into agreements whereby it licenses products to OEMs or provides customers the right to multiple copies. These agreements generally provide for nonrefundable fixed fees which are recognized at delivery of the product master or the first copy. If post-contract customer support (PCS) is not included, per copy royalties in excess of the fixed minimum amounts and refundable license fees are recognized as earned. If PCS is included in the contract, it is unbundled from the license fee using the Company's objective evidence of the fair value of the maintenance and/or services represented by the Company's customary pricing for such maintenance and/or services. If objective evidence of the fair value of the maintenance is not available, the revenues are recognized ratably over the maintenance term.

The Company maintains an allowance for potential credit losses and an allowance for anticipated returns on products sold to distributors and direct customers. The allowance for sales returns is estimated based on a calculation of forecast sales to the end user by distributors in relation to estimated current channel inventory levels.

In February 1998, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued SOP 98-4, Deferral of the Effective Date of SOP 97-2. The SOP defers the effective date for applying the provisions regarding vendor-specific objective evidence ("VSOE") of fair value until the AcSEC can reconsider what constitutes such VSOE. There was no material change to the Company's accounting for revenues as a result of the adoption of SOP 98-4.

In December 1998, AcSEC issued SOP 98-9 Software Revenue Recognition, with Respect to Certain Arrangements, which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

MARKETING PROGRAMS. The Company reimburses certain qualified customers for a portion of the costs related to their promotion of the Company's products. The Company's liability for reimbursement is accrued at the time revenue is recognized as a percentage of the qualified customer's net revenue derived from the Company's products. The Company also subsidizes other marketing activities through cooperative arrangements with its customers, and accrues the expense as the advertising occurs.

ADVERTISING COSTS. Advertising expenditures are charged to operations as incurred. Advertising expense for the year ended March 31, 1999, 1998, and 1997 was $6.0 million, $3.7 million, and $6.6 million, respectively.

FOREIGN EXCHANGE FORWARD CONTRACTS. The Company uses foreign exchange forward contracts to hedge its net monetary asset positions in foreign currencies. The Company's forward contracts do not qualify as accounting hedges. The Company marks-to-market the forward contracts and includes unrealized gains and losses in current period net income or loss as a component of other income (expense). The Company may from time to time adjust its foreign exchange position by entering into additional contracts or by terminating or offsetting existing foreign currency forward contracts. Gains and losses on terminated or offset contracts are recognized in income in the period of contract termination or offset. Premium and discounts are amortized over the life of the contract and included in operations.

INCOME TAXES. The Company utilizes SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NET INCOME (LOSS) PER SHARE. "Basic" earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. "Diluted" earnings per share reflects the net incremental shares that would be issued if outstanding stock options were exercised and the funds from the exercises as well as the funds collected for the employee stock purchase plan were used to purchase treasury shares.

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise prices were above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128, Earnings Per Share.

                                                              Years ended March 31,
(In thousands, except per share data)                   1999           1998            1997
----------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION
Numerator:
   Net income (loss)                                  $ 19,784       $ (6,186)       $ (5,920)
                                                     ----------     -----------     ----------
Denominator:
   Weighted average number of common shares
   outstanding during the period                        39,139         38,114          37,488

Basic net income (loss) per share                     $   0.51       $  (0.16)       $  (0.16)
                                                     ----------     -----------     ----------
                                                     ----------     -----------     ----------
DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION

Numerator:
   Net Income (loss)                                  $ 19,784       $ (6,186)       $ (5,920)
                                                     ----------     -----------     ----------
Denominator:


   Weighted average number of common shares
   outstanding during the period                        39,139         38,114          37,488

Effect of dilutive securities                            6,221              -               -
                                                     ----------     -----------     ----------
Total                                                   45,360         38,114          37,488
                                                     ----------     -----------     ----------
Diluted net income (loss) per share                   $   0.44       $  (0.16)       $  (0.16)
                                                     ----------     -----------     ----------
                                                     ----------     -----------     ----------

Incremental common shares attributable to the exercise of outstanding options that were not included in the diluted per share computations because the effect would have been antidilutive totaled 195,402, 1,770,000, and 738,000 in 1999, 1998, and 1997, respectively. The weighted average exercise price of these antidilutive options approximated $32.97, $14.55, and $26.98 as of March 31, 1999, 1998, and 1997, respectively.

COMPREHENSIVE INCOME (LOSS). In 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards of reporting and displaying comprehensive income and its components of net income and "other comprehensive income" in a full set of general-purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The adoption of this Statement had no impact on the Company's net income or loss or stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. The only component of other comprehensive income for the years ended March 31, 1999, 1998 and 1997 was unrealized gains or losses from the Company's available-for-sale securities. The tax effect of other comprehensive income or loss is immaterial for the years ended March 31, 1999, 1998, and 1997

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company has not completed an assessment of the impact of SFAS 133 on the consolidated results of operations and financial position. SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value. The Company is required to adopt the new standard in the first quarter of fiscal year 2002.

RECLASSIFICATION. Certain amounts in the accompanying 1998 and 1997 consolidated financial statements have been reclassified in order to conform with the presentation of the 1999 consolidated financial statements.

2. BUSINESS COMBINATIONS

1998 PURCHASE. On October 6, 1997, the Company acquired Solis Design, Inc. (Solis), a software development company, for 300,000 shares of common stock, valued at $13.25 per share, and $2.5 million of cash. The acquisition was structured as a tax-free merger and was accounted for under the purchase method. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $0.2 million was recorded as goodwill and was amortized on a straight-line basis over 12 months. The operating results of Solis, which were not material in relation to those of the Company, have been included in the consolidated statement of income beginning October 6, 1997.

As a result of the acquisition, the Company wrote off $7.7 million of purchased in-process research and development and other costs related to the transaction. The appraisal of the acquired research and development was based upon the present value of the operating cash flows to be generated by the current technology after taking into account the cost to realize the revenue, the relative risk of the products and an appropriate discount rate to reflect the time value of invested capital. The purchased in-process research and development expense related to completion of Solis' corporate training software. At the time of the acquisition, Solis had a preliminary technology. There were significant uncertainties as to the stability of the technology and the viability of the technology to provide a complete corporate solution. In January 1998, the Company released a first Java implementation of the technology, with a more complete Internet solution shipping in March 1999.

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

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of cash, cash-equivalents and short-term investments at March 31, 1999 and 1998:


(in thousands)                                                        1999           1998
---------------------------------------------------------------------------------------------
Cash and cash equivalents:
           Cash                                                     $ 21,857       $ 10,019
           Money market funds                                            215              -
           Commercial paper                                            5,032              -
                                                                   ---------------------------
                 Total cash and cash equivalents                      27,104         10,019
                                                                   ---------------------------
Short-term investments:
         Market auction preferred stock                                3,020          1,000

         Corporate notes                                                 501          2,009
         Corporate bonds                                                   -          6,999
         Commercial paper                                             35,349         27,850
         U. S. government debt securities                             42,828         27,069
         Money market funds                                                -          1,000
         Certificates of deposit                                           -          7,132
         Foreign securities                                                -          3,053
                                                                   ---------------------------
                 Total short-term investments                         81,698         76,112
                                                                   ---------------------------
Total cash, cash equivalents, and short-term investments            $108,802       $ 86,131
                                                                   ---------------------------
                                                                   ---------------------------


Short-term investments consisted of the following, by contractual maturity as of March 31, 1999:


(in thousands)                                                        1999           1998
---------------------------------------------------------------------------------------------
Due in one year or less                                             $ 61,750       $ 72,922
Due in one to three years                                           $ 19,948          3,190
---------------------------------------------------------------------------------------------
                                                                    $ 81,698       $ 76,112

The Company's available-for-sale securities are carried at market value. Net unrealized gains were $41,000 and $47,000 at March 31, 1999 and 1998, respectively, principally on U.S. government debt securities.

4. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 1999 and 1998, consisted of the following:


(in thousands)                                              1999               1998
------------------------------------------------------------------------------------
Land and building                                       $ 21,131           $ 21,021
Computer equipment                                        24,087             21,638
Computer software                                          8,940              3,206
Office equipment and furniture                             9,980              9,380
Leasehold improvements                                     5,140              4,893
------------------------------------------------------------------------------------
                                                          69,278             60,138
Less accumulated depreciation and amortization           (28,130)           (21,238)
------------------------------------------------------------------------------------
                                                        $ 41,148           $ 38,900
                                                        --------           --------
                                                        --------           --------

Depreciation and amortization expense for the years ended March 31, 1999, and 1998, was $8.0 million, and $7.7 million, respectively.

Included in computer software is approximately $5.8 million related to development of a new information technology infrastructure for sales and marketing, customer support, on-line product distribution, and technical support. The costs capitalized under the project are comprised primarily of hardware and consulting fees for software development. Amortization of the project is expected to begin in the first quarter of fiscal 2000.

5. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 1999 and 1998, consisted of the following:

(in thousands)                           1999             1998
---------------------------------------------------------------
Accrued compensation                   $ 1,526          $ 1,647
Accrued marketing development            2,078            1,764
Accrued fringe benefits                  2,331            2,001
Accrued payroll taxes                    2,921              137
Accrued income taxes                     4,139            2,082
Other accrued expenses                  13,118           11,501
---------------------------------------------------------------
     Total                             $26,113          $19,132
                                       -------          -------
                                       -------          -------

6. LINE OF CREDIT

In fiscal year 1999, the Company renewed its $15.0 million unsecured line of credit with interest at the lender's prime rate (7.75% at March 31, 1999), which expires on July 15, 1999. Certain financial covenants under the agreement become effective when borrowings commence. As of March 31, 1999, no borrowings were outstanding on this line of credit.

7. INCOME TAXES

The components of the provision for income taxes (benefit) for the years ended March 31, 1999, 1998, and 1997, are as follows:


(in thousands)                                                             1999              1998              1997
--------------------------------------------------------------------------------------------------------------------
Current:
      Federal                                                             $     -           $     -           $    -
      State                                                                     -                 -               13
      Foreign                                                               2,329               323              342
--------------------------------------------------------------------------------------------------------------------
            Total current                                                   2,329               323              355
--------------------------------------------------------------------------------------------------------------------
Deferred:
      Federal                                                                 949               829           (3,091)
      State                                                                  (107)             (564)            (741)
--------------------------------------------------------------------------------------------------------------------
            Total deferred                                                    842               265           (3,832)
--------------------------------------------------------------------------------------------------------------------
Add charge in lieu of taxes attributable to employee stock plans            4,439               240                -
--------------------------------------------------------------------------------------------------------------------
                 Total                                                    $ 7,610           $   828          $(3,477)
                                                                          -------           -------          --------
                                                                          -------           -------          --------

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income before income taxes for the year ended March 31, 1999 and 1997, and 34% for the year ended March 31, 1998, as a result of the following:


(in thousands)                                                                  1999              1998              1997
-------------------------------------------------------------------------------------------------------------------------
Computed tax at statutory rate                                               $ 9,588           $(1,822)          $(3,289)
State taxes                                                                      387               151              (473)
Nondeductible acquisition costs and goodwill amortization                         32             2,412                 -
Foreign benefits provided for at rates other than US statutory rate             (725)                -                 -
Research and other tax credits                                                (1,543)                -                 -
Other, net                                                                      (129)               87               285
--------------------------------------------------------------------------------------------------------------------
            Total                                                            $ 7,610           $   828           $(3,477)
                                                                             -------           -------           --------
                                                                             -------           -------           --------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of March 31, 1999 and 1998, is presented as follows:


(in thousands)                                               1999               1998
-------------------------------------------------------------------------------------
Deferred tax assets:
     Reserves, accruals, and other                       $  6,899           $  5,444
     Net operating loss carryforward (federal)             25,197             13,650
     Net operating loss carryforward (state)                2,983                620
     Credit for research activities                        13,207              8,073
     Other credits                                            588                399
-------------------------------------------------------------------------------------
                 Total deferred tax assets                 48,874             28,186
     Less valuation allowance                             (41,975)           (19,638)
-------------------------------------------------------------------------------------
                 Net deferred tax assets                    6,899              8,548
-------------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                            (222)              (306)
-------------------------------------------------------------------------------------
                 Total deferred tax liabilities              (222)              (306)
-------------------------------------------------------------------------------------
Net deferred taxes                                       $  6,677           $  8,242
                                                         --------           ---------
                                                         --------           ---------

As of March 31, 1999, the Company has available federal and state net operating loss carryforwards of approximately $72.0 million and $31.5 million, respectively. The Company also has unused research credit carryforwards of approximately $7.8 million and $5.4 million for federal and California purposes, respectively. If not utilized, net operating loss and federal research credit carryforwards will expire generally in fiscal years 2002 through 2019. The California research credits may be carried forward indefinitely.

Approximately $36.9 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current earnings when subsequently recognized and approximately $5.0 million relates to research and experimentation credits, the utilization of which is limited by current tax regulations. These research and experimentation credits will be utilized in future periods if sufficient income is generated. The Company's ability to utilize certain loss carryforwards and certain research credit carryforwards are subject to limitations pursuant to the ownership change rules of Internal Revenue Code, Section 382.

8. STOCKHOLDERS' EQUITY

PREFERRED STOCK. The Company is authorized to issue 5,000,000 shares of convertible preferred stock with a par value of $0.001 per share. No preferred stock has been issued or is outstanding.

TREASURY STOCK. In July, 1997, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. In October 1998, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of the Company's stock. During the fiscal year ended March 31, 1999 and 1998, the Company purchased 1,110,000 and 510,000 shares respectively of its stock on the open market at an average price of $18.29 and $10.08 per share respectively. The shares are recorded at cost and are shown as a reduction of stockholders' equity. The Company may purchase additional stock in the future, as market conditions warrant.

STOCK OPTION PLANS. As of March 31, 1999, there are stock options outstanding in connection with the following stock option plans:

      (i) MacroMind 1989 Incentive and Nonstatutory Stock Option Plans

     (ii) Authorware 1988 Stock Option Plan

    (iii) 1992 Equity Incentive Plan (EIP)

     (iv) 1993 Employee Stock Purchase Plan (ESPP)

      (v) 1993 Directors Stock Option Plan

The options outstanding under the plans indicated at (i) and (ii) (Prior Plans) above were assumed as a result of the Company being the successor company resulting from merger activities.

The EIP provides for the grant of incentive and nonqualified stock options, restricted stock, and stock bonuses. The total number of shares reserved pursuant to the EIP as of March 31, 1999, was 13,300,000 shares. Any shares issuable upon exercise of options granted pursuant to the Prior Plans that expire or become unexercisable for any reason without having been exercised in full shall no longer be available for distribution under the Prior Plans, but shall be available for distribution under the EIP.

The 1993 Employee Stock Purchase Plan and the 1993 Directors Stock Option Plan have reserved 800,000 and 700,000 shares of common stock, respectively, for issuance under those plans. Under the ESPP and subject to certain limitations, employees may purchase, through payroll deductions of 2% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. During the years ended March 31, 1999, 1998, and 1997, the Company issued 145,826, 194,786, and 134,691, shares under the plan at average prices of $11.10, $7.54, and $11.25, per share, respectively.

In connection with the Solis acquisition, all of the outstanding options to purchase Solis common stock were converted into options to purchase the Company's common stock.

Stock options are granted at a price equal to fair market value at the time of the grant and normally vest over four years from the date of grant. The options expire 10 years from the date of grant and are normally canceled three months after an employee's termination.

The following summarizes stock option activity for the years ended March 31, 1999, 1998, and 1997:

                                                                           Number of         Weighted
                                                                              shares           average
                                                                                        exercise price
------------------------------------------------------------------------------------------------------
     Options outstanding as of March 31, 1996                              6,363,026             13.27
           Granted                                                         5,291,715             15.58
           Exercised                                                        (595,063)             4.19
           Canceled                                                       (2,600,123)            25.53
------------------------------------------------------------------------------------------------------
     Options outstanding as of March 31, 1997                              8,459,555             12.20
           Granted                                                         9,374,853              8.17
           Exercised                                                        (570,217)             9.98
           Canceled                                                       (6,525,891)            13.58
------------------------------------------------------------------------------------------------------
     Options outstanding as of March 31, 1998                             10,738,300              7.96
           Granted                                                         3,192,027             17.92
           Exercised                                                      (3,147,351)             7.16
           Canceled                                                       (1,241,605)             9.72
------------------------------------------------------------------------------------------------------
      Options outstanding as of March 31, 1999                             9,541,371             11.32


As of March 31, 1999, 1998, and 1997 options to purchase 3,426,321, 3,932,773, and 3,067,496 shares of common stock, respectively, were exercisable under the plans.

The weighted-average fair value of options granted during the years ended March 31, 1999, 1998, and 1997 was $10.11, $4.70, and $9.05 respectively. The weighted average fair value of purchase rights granted under the ESPP during the years ended March 31, 1999, 1998, and 1997, was $7.53, $3.74, and $4.81 respectively.

The Company recorded deferred compensation of $415,000 for the difference between the grant price and the deemed fair value of the common stock underlying the options issued in connection with the iband acquisition in March 1996. This amount is being amortized over the vesting period of the individual options, generally four years. The remaining balance as of March 31, 1998, of $87,000 was fully amortized in fiscal year 1999.

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistently with the fair value approach enumerated in SFAS No. 123, the Company's pro forma net income (loss) and pro forma net income (loss) per share for the years ended March 31, 1999, 1998 and 1997, would have been changed as indicated below:


(in thousands, except per share data)                   1999             1998              1997
-----------------------------------------------------------------------------------------------
     Pro forma net (loss) income
        As reported                               $   19,784       $   (6,186)       $   (5,920)
        Adjusted pro forma                            15,870          (18,370)          (13,838)
     Pro forma net (loss) income per share:
        As reported - Basic                       $     0.51       $    (0.16)       $    (0.16)
        Adjusted pro forma - Basic                      0.41            (0.48)            (0.37)
        As reported - Diluted                     $     0.44       $    (0.16)       $    (0.16)
        Adjusted pro forma - Diluted                    0.35            (0.48)            (0.37)

The fair value of options and purchase rights granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997:

                                                    Stock Option Plan                       Employee Stock Purchase Plan
                                                    -----------------                       ----------------------------
                                            1999           1998           1997           1999           1998           1997
---------------------------------------------------------------------------------------------------------------------------
Weighted average risk free rate             5.11%          6.28%          6.27%          5.08%          5.35%          5.21%
Expected life (Years)                       3.50           3.28           3.00           0.50           0.50           0.50
Volatility                                    73%            80%            83%            73%            80%            83%
Dividend yield                                 -              -              -                             -              -


The following table summarizes information about fixed stock options outstanding as of March 31, 1999:

                                          Options outstanding                               Options exercisable
                                  --------------------------------------------------  ----------------------------------
                                     Number of        Weighted           Weighted      Number of        Weighted average
                                      options          average            average       options          exercise price
     Range of exercise prices                         remaining       exercise price
                                                  contractual life
-------------------------------------------------------------------------------------------------------------------------
     From $0.20 to $0.96              102,907             3.41       $     0.687        102,907          $     0.687
     From $1.44 to $3.00              139,184             4.21             2.761        139,184                2.761
     From $3.50 to $5.25              310,832             5.17             4.823        310,832                4.823
     From $6.00 to $9.00            4,783,011             8.22             7.774      2,069,773                7.713
     From $9.31 to $13.00           2,059,432             8.81            11.721        495,612               10.957
     From $14.69 to $22.00          1,483,943             9.10            15.333        247,681               15.246
     From $22.38 to $32.75            201,762             9.05            29.594         40,424               32.277
     From $34.00 to $44.50            460,300             9.71            34.865         19,908               36.456
                                    -------------------------------------------------------------------------------------
     From $0.20 to $44.50           9,541,371             8.37       $    11.324      3,426,321          $     8.509
                                    -------------------------------------------------------------------------------------
                                    -------------------------------------------------------------------------------------

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

Future minimum payments under operating leases with an initial term of more than one year and future minimum sublease income are summarized as follows:


Year ended March 31,
(in thousands)                                          Payments                     Income
-------------------------------------------------------------------------------------------
2000                                                    $  4,768                     $2,957
2001                                                       4,270                        879
2002                                                       4,055                          -
2003                                                       3,903                          -
2004                                                       3,899                          -
Thereafter                                                 8,741                          -
-------------------------------------------------------------------------------------------
Total minimum lease payments                            $ 29,636                     $3,836
                                                        --------                     ------
                                                        --------                     ------

Rent expense was $4.5 million, $4.4 million, and $3.0 million for the years ended March 31, 1999, 1998, and 1997, respectively. For the year ended March 31, 1999 and 1998, sublease income was $2.9 million and $1.2 million, respectively. The Company received no sublease income in 1997.

LITIGATION. On July 31, 1997, a complaint entitled ROSEN ET AL. V. MACROMEDIA, INC., ET AL., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and consolidated for pre-trial purposes with ROSEN. Defendants filed demurrers seeking dismissal of the complaint, as well as other motions, in late 1997. Before the demurrers were heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Court sustained in part and overruled in part the demurrers. Claims against Susan Bird were dismissed with leave to amend and the Court overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. Defendants answered the complaint. In May 1999, the Court granted the plaintiff's motion for class certification.

On September 25, 1997, a complaint entitled CITY NOMINEES V. MACROMEDIA, INC., ET AL., (Case No. C-97-3521-SC) was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Three similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California. All of these cases have been consolidated. Lead plaintiffs and lead counsel have been appointed under the provisions of the Private Securities Litigation Reform Act by the District Court. A consolidated complaint was filed in February, 1998. Defendants moved to dismiss that complaint on the grounds that plaintiffs' claims were barred by the applicable statute of limitations. In May 1998, the United States District Court for the Northern District of California granted defendants' motion to dismiss with prejudice, and entered judgment in favor of defendants. Plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit, and that appeal is pending.

All complaints seek damages in unspecified amounts, as well as other forms of relief. The Company believes the complaints are without merit and intends to continue to vigorously defend the actions.

10. FOREIGN CURRENCY FORWARD CONTRACTS

The Company enters into forward contracts to reduce its exposure to foreign currency fluctuations involving probable anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments occurring within a 90-day period. The Company does not enter into derivative financial instruments for trading purposes.

As a result of this activity, the Company had outstanding forward contracts in various European currencies and Japanese Yen outstanding as of March 31, 1999. The forward contracts are accounted for on a mark-to-market basis, with realized gains or losses recognized in the consolidated statement of operations. As of March 31, 1999 and 1998, the fair value and contract amount of the forward contracts amounted to $10.2 million and $5.7 million, respectively. The future value of these contracts is subject to market risk resulting from foreign exchange rate volatility. Current market rates at the consolidated balance sheet date were used to estimate the fair value of foreign currency forward contracts. All contracts mature on June 30, 1999.

The table below provides information about the Company's outstanding forward contracts as of March 31, 1999. The information is provided in US dollar equivalents, as presented in the Company's financial statements. The table presents the fair value (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates. All instruments mature June 30, 1999. As of March 31, 1999, the gross unrealized gains and losses on the forward contracts were not significant.

(In thousands, except                                   Notional               Average
average contract rate)                                   Amount             Contract Rate
------------------------------------------------------------------------------------------
Foreign currency to be sold under
forward contracts:
                  British Pounds                        $ 5,339                 0.62
                  Deutsche Marks                          1,717                 1.82
                  Japanese Yen                            1,318               119.00
                  French Franks                             648                 6.09
                  Italian Lira                              595              1796.00
                  Swedish Kronas                            351                 8.25
                  Spanish Peseta                            194               154.55
                                                        -------
                                                        $10,162
                                                        -------
                                                        -------

The Company is exposed to credit loss in the event of nonperformance by counterparties but the Company does not anticipate nonperformance by these counterparties. The Company does not enter into derivative financial instruments for trading purposes.

11. EMPLOYEE BENEFITS

The Company maintains a profit sharing salary deferral 401(k) defined contribution benefit plan that covers all employees who have attained 18 years of age and completed at least 1,000 hours of service. This plan allows employees to defer up to 15% of their pretax salary in certain investments at the discretion of the employee. Employer contributions are made at the discretion of the Company's Board of Directors. Employer contributions made to the plan during the years ended March 31, 1999, 1998, and 1997, were $465,000, $359,000, and
$447,000, respectively.

12. RELATED PARTY TRANSACTIONS

During fiscal year 1999, the Company made loans totaling $2.5 million to two officers in conjunction with their hiring and relocation. The notes bear interest at 5.56% and 5.51% per annum and mature in 2001.

During fiscal year 1998 and 1997, the Company made loans to officers totaling $8.0 million, also in conjunction with their hiring and relocation. These loans bear interest at rates ranging from 5.53% to 6.8% per annum and mature from 1999 to 2004. One of the notes has a zero interest rate for the first two years of its term. The rate will revert to 6.65% at the end of this period.

All loans outstanding are full recourse and are included in other long term receivables. The loans are secured by the personal residences of the officers and due after termination of the officer if before maturity date of the loan. The principal and accrued interest are due in full on the maturity dates of the loans. Interest receivable of $0.4 million was due to the Company as of March 31, 1999. The total loan amount outstanding as of March 31, 1999 approximated $9.7 million, which reflects payments from certain officers. As of March 31, 1999, the stated loan amounts approximate fair value.

When the Company acquired Altsys Corporation (Altsys) in January 1995, the Company assumed a lease from Altsys entered into with Renner Plaza Properties, Inc. (RPP) with respect to its use of the office space occupied by it located in Richardson, Texas. RPP is wholly owned by Mr. Von Ehr, a Director of the Company, and his wife Gayla J. Von Ehr. Due to space limitations, the Company terminated the lease in September 1998 and relocated to another office in Texas. For the fiscal year ended March 31, 1999, the Company paid $110,000 in lease payments to RPP.

13. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

Macromedia has two reportable segments which offer different product lines: Web Publishing and Learning. The Web Publishing division develops software that creates Web site layout, graphics and rich media content for Internet users. The Learning division develops software and online Internet solutions that create, distribute and manage enterprise-wide training programs for organizations. The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No segments have been aggregated. The Company does not allocate assets to its individual operating segments. For the year ended March 31, 1997, the Company did not provide to its Chief Operating Decision Maker operating results by segment. Segment information is not available for fiscal year 1997.

Information about reported segment income or loss is as follows:

                                                      WEB
(in thousands)                                     PUBLISHING     LEARNING        OTHER            TOTAL
---------------------------------------------------------------------------------------------------------
1999
Revenue                                            $123,772       $ 15,884       $ 10,230        $149,886
COGS                                                 10,809          1,158          2,319          14,286
                                                   ------------------------------------------------------
Gross Margin                                       $112,963       $ 14,726       $  7,911        $135,600

Direct operating expenses, less
     depreciation                                  $ 47,616       $ 13,844       $  3,691        $ 65,151
Depreciation                                          1,242            249            125           1,616
                                                   ------------------------------------------------------
Total direct operating expenses                    $ 48,858       $ 14,093       $  3,816        $ 66,767
                                                   ------------------------------------------------------
Contribution margin                                $ 64,105       $    633       $  4,095        $ 68,833


1998
Revenue                                            $ 97,640       $ 15,446       $      -        $113,086
COGS                                                 13,554          1,443              -          14,997
                                                   ------------------------------------------------------
Gross Margin                                       $ 84,086       $ 14,003       $      -        $ 98,089

Direct operating expenses, less
     depreciation                                  $ 31,137       $  8,896       $  5,753        $ 45,786
Depreciation                                          2,049            426            446           2,921
                                                   ------------------------------------------------------
Total, direct operating expenses                   $ 33,186       $  9,322       $  6,199        $ 48,707
                                                   ------------------------------------------------------
Contribution margin                                $ 50,900       $  4,681       $ (6,199)       $ 49,382


For the year ended March 31, 1999 and 1998, the "Other" category consists of various corporate revenues and expenses which do not qualify as a segment under FAS 131.

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the years ended March 31, 1999 and 1998 is as follows:

(in thousands)                                                                   1999                1998
---------------------------------------------------------------------------------------------------------
Total contribution margin from operating segments above                       $68,833           $  49,382
Indirect operating expenses                                                    46,460              51,818
Merger expenses                                                                     -               7,658
                                                                              -------           ---------
Total operating income (loss)                                                 $22,373           $(10,094)
Other income                                                                    5,021               4,736
                                                                              -------           ---------
Income (loss) before taxes                                                    $27,394           $ (5,358)
                                                                              -------           ---------
                                                                              -------           ---------


14. GEOGRAPHIC INFORMATION

The Company's operations outside the United States consist of sales offices in Japan, the United Kingdom, the Netherlands, the Republic of Ireland, and Canada that are wholly owned subsidiaries and a branch in Australia. Domestic operations are responsible for the design and development of all products, as well as shipping to meet worldwide customer commitments. The foreign sales offices receive a commission on sales within the territory. Accordingly, for financial statement purposes, it is not meaningful to segregate operating profit
(loss) for the foreign sales offices. Revenues are attributed to region based on the location of the customer. In 1998 and 1997, revenue in Japan accounted for a significant portion of the Company's total revenues. No other individual country contributed more than 10% of total revenues for the years ended March 31, 1999, 1998, and 1997. No individual country's assets comprised more than 10% of total assets as of March 31, 1999, 1998, and 1997.

The distribution of net revenues and identifiable assets by geographic areas for the years ended March 31, 1999, 1998, 1997 are as follows:


(in thousands)                                    1999             1998             1997
Net Revenues:
----------------------------------------------------------------------------------------
     North America                           $  86,300        $  58,793        $  52,514
     Europe                                     43,087           29,300           24,719
     Japan                                      11,824           17,177           22,626
     All Other                                   8,675            7,816            7,506
                                             -------------------------------------------
                       Total Revenues:       $ 149,886        $ 113,086        $ 107,365
                                             -------------------------------------------
                                             -------------------------------------------

Identifiable Assets:
----------------------------------------------------------------------------------------
     North America                           $ 180,953        $ 124,213        $ 153,615
     Europe                                     31,127           28,958            1,629
     All Other                                   1,622            1,185            1,825
     Eliminations                              (19,145)            (172)            (172)
                                             -------------------------------------------
                                             $ 194,557        $ 154,184        $ 156,897
                                             -------------------------------------------
                                             -------------------------------------------



                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                        Macromedia, Inc. and Subsidiaries

Summarized quarterly financial information for fiscal years 1999 and 1998 is as follows:

                                                                Quarter ended
                                          ----------------------------------------------------------
Fiscal year
(in thousands, except per share data)        June 30       September 30    December 31      March 31
----------------------------------------------------------------------------------------------------
1999
      Total revenues                        $ 32,335        $ 35,226        $ 38,228        $ 44,097
      Gross profit                            29,216          31,997          34,520          39,867
      Operating income                         3,007           4,761           5,946           8,659
      Net income                               2,959           4,172           5,310           7,343
      Net income per share - basic          $   0.08        $   0.11        $   0.14        $   0.18
      Net income per share - diluted        $   0.07        $   0.10        $   0.12        $   0.16
----------------------------------------------------------------------------------------------------

1998
      Total revenues                        $ 27,329        $ 29,166        $ 26,579        $ 30,012
      Gross profit                            22,761          23,859          23,816          27,653
      Operating income (loss)                 (2,890)           (697)         (8,159)          1,652
      Net income (loss)                       (1,239)            313          (7,251)          1,991
      Net income (loss) per share - basic   $  (0.03)       $   0.01        $  (0.19)       $   0.05
      Net income (loss) per share - diluted $  (0.03)       $   0.01        $  (0.19)       $   0.05

See Note 1 of notes to consolidated financial statements for an explanation of the determination of the number of shares used in computing net income (loss) per share.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Macromedia, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Macromedia, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying Index in Item 14 herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macromedia, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                              KPMG LLP


San Francisco, California
April 30, 1999

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

The information concerning the Company's executive officers required by this
Item is incorporated by reference to Part I, Item 4A, entitled "Executive Officers of the Registrant" on page 9 of this report.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Macromedia, Inc. and Subsidiaries are incorporated by reference from Part II, Item 8 of this Form 10-K:

                Consolidated Balance Sheets - March 31, 1999 and 1998 Consolidated Statements of Operations - Years Ended March 31,
                  1999, 1998, and 1997
                Consolidated Statements of Cash Flows - Years Ended March 31, 1999, 1998, and 1997 Consolidated Statements of Stockholders' Equity - Years Ended March 31, 1999, 1998 and 1997 Notes to Consolidated Financial Statements Independent Auditors' Report

2. Financial Statement Schedule. The following financial statement schedule of Macromedia, Inc. and Subsidiaries for the fiscal years ended March 31, 1999, 1998 and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Macromedia, Inc.

                SCHEDULE
                II Valuation and Qualifying Accounts


Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


3.   Exhibits

        EXHIBIT
        NUMBER                      EXHIBIT TITLE
        ------                  ------------------------
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


        EXHIBIT
        NUMBER                      EXHIBIT TITLE
        ------                  ------------------------

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

         10.03*   1988 Authorware Stock Option Plan as amended and restated
                  February 1992. (Incorporated herein by reference to exhibit
                  10.03 to the Form S-1).

         10.04* 1992 Equity Incentive Plan and related documents, as amended to date. (Incorporated herein by reference to exhibit 4.05 to the Form S-8 filed September 24, 1998 (File No.333-64141)(The
                  1998 Form S-8))

         10.05* 1993 Directors Stock Option Plan and related documents, as amended to date. (Incorporated herein by reference to exhibit
                  4.06 to the 1998 Form S-8).

         10.06* 1993 Employee Stock Purchase Plan. (Incorporated herein by reference to exhibit 4.06 to the Form S-8 filed October 31, 1997 (File No. 333-39285)).

         10.07* Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
                  (Incorporated herein by reference to exhibit 10.08 to the Form
                  S-1).


        EXHIBIT
        NUMBER                      EXHIBIT TITLE
        ------                  ------------------------

         10.08    Employment and Noncompetition Agreement with James R. Von Ehr
                  II. (Incorporated herein by reference to exhibit 10.13 to the December 31, 1994 10-Q).

         10.09    Lease Agreement by and between Registrant and Toda
                  Development, Inc. dated June 27, 1991 as amended.
                  (Incorporated herein by reference to exhibit 10.07 to the Form
                  S-1).

         10.10 Third amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated November 7, 1994 and fourth amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated April 6, 1995. (Incorporated herein by reference to exhibit 10.14 to the March 31, 1995
                  10-K).

         10.11 Fifth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated August 31, 1995 and sixth amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated October 31, 1995. (Incorporated herein by reference to exhibit 10.18 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended December
                  31, 1995).

         10.12 Seventh Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated December 15, 1995 and Eighth
                  Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated January 25, 1996 and Ninth
                  Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 21, 1996 and Tenth
                  Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated April 30, 1996 and Eleventh
                  Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated June 13, 1996. (Incorporated herein by reference to exhibit 10.15 to the March 31, 1996
                  10-K).

         10.13 Twelfth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated November 26, 1996 and
                  Thirteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997 and Fourteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997.
                  (Incorporated herein by reference to exhibit 10.15 to the March 31, 1997 Form 10-K.)

         10.14    Termination and License Agreement by and between Altsys
                  Corporation and Aldus Corporation, dated October 24, 1994
                  (Incorporated herein by reference to exhibit 10.11 to the Altsys S-4).

         10.15 Line of Credit Agreement by and between Registrant and Imperial Bank dated August 2, 1995. (Incorporated herein by reference to exhibit 10.17 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1995).

         10.16    Employment Agreement between the Registrant and Robert K.
                  Burgess dated August 25, 1996. (Incorporated herein by reference to exhibit 10.20 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1996).

         10.17 Employment Agreement between the Registrant and James White dated January 1, 1997. (Incorporated herein by reference to exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "March 31, 1997
                  10-K").

         10.18    Loan Agreement between Macromedia, Inc. and Brian and Sharon
                  Allum, dated July 15, 1997. (Incorporated herein by reference to exhibit 10.01 to the Registrant's Quarterly Report on Form
                  10Q for the quarter ended September 30, 1997).


        EXHIBIT
        NUMBER                      EXHIBIT TITLE
        ------                  ------------------------
         10.19    Solis Design, Inc. 1997 Equity Incentive Plan and Form
                  Agreements (Incorporated herein by reference to exhibit 4.07 of the 1997 Form S-8).

         10.20 Solis Design, Inc. Non Plan Form Agreements (Incorporated herein by reference to exhibit 4.08 of the 1997 Form S-8).

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

                        MACROMEDIA, INC.

                        By:     /s/Robert K. Burgess
                           ----------------------------------------------------
                                Robert K. Burgess
                                Chief Executive Officer, President and Director


                        Dated: June 15, 1999

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

       SIGNATURE                                  TITLE                                  DATE
       ---------                                  -----                                  ----
PRINCIPAL EXECUTIVE OFFICER:
/s/Robert K. Burgess                President, Chief Executive Officer, and           June 15, 1999
------------------------------      Chairman of the Board of Directors
Robert K. Burgess

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/Elizabeth A. Nelson              Senior Vice President, Chief Financial Officer,   June 15, 1999
------------------------------      and Secretary
Elizabeth A. Nelson

ADDITIONAL DIRECTORS:

/s/ Stewart Alsop                   Director                                          June 15, 1999
------------------------------
Stewart Alsop

/s/ John (Ian) Giffen               Director                                          June 15, 1999
------------------------------
John (Ian) Giffen

/s/ Mark Kvamme                     Director                                          June 15, 1999
------------------------------
Mark Kvamme

/s/ Donald L. Lucas                 Director                                          June 15, 1999
------------------------------
Donald L. Lucas

/s/ Roger Siboni                    Director                                          June 15, 1999
------------------------------
Roger Siboni

/s/ James R. Von Ehr II             Director                                          June 15, 1999
------------------------------
James R. Von Ehr II

/s/ William B. Welty                Director                                          June 15, 1999
------------------------------
William B. Welty


                        MACROMEDIA, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                          BALANCE AT       CHARGED TO                         BALANCE
                                          BEGINNING        COSTS AND                          AT END
         DESCRIPTION                      OF PERIOD        EXPENSES          DEDUCTION        OF PERIOD
         -----------                      ----------       ---------         ---------        ---------
Allowance for Doubtful Accounts
    Year ended March 31, 1999             $ 1,075          $    23          $    78          $ 1,020
    Year ended March 31, 1998                 972            1,363            1,260            1,075
    Year ended March 31, 1997                 935            1,385            1,348              972

Allowance for Returns
    Year ended March 31, 1999             $ 6,531          $11,958          $10,012          $ 8,477
    Year ended March 31, 1998               6,814            6,983            7,266            6,531
    Year ended March 31, 1997               3,442           16,009           12,637            6,814

Allowance for Obsolete Inventory
    Year ended March 31, 1999             $ 1,143          $   573          $   774          $   942
    Year ended March 31, 1998               3,909            1,398            4,164            1,143
    Year ended March 31, 1997                 754            3,830              675            3,909