Form 10-Q
period 1999-06-30
MACROMEDIA INC
filed 1999-08-13
CIK 913949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from______ to ______

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

As of July 30, 1999, there were outstanding 42,852,742 shares of the Registrant's Common Stock, par value $0.001 per share.

This Report, including exhibits, consists of 22 sequentially numbered pages. The Index to Exhibits appears on sequentially numbered page 21.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                          ----
PART  I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                  June 30, 1999 and March 31, 1999                          3

                  Condensed Consolidated Statements of Operations
                  Three Months Ended June 30, 1999 and 1998                 4

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended June 30, 1999 and 1998                 5

                  Notes to Condensed Consolidated Financial Statements      6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       17


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 20

           SIGNATURES                                                       22


PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                        MACROMEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)


                                                                            June 30,          March 31,
                                                                              1999              1999
                                                                      ------------------   -----------------
ASSETS

Current assets:
         Cash and cash equivalents                                              $31,775             $27,104
         Short-term investments                                                  80,806              81,698
         Accounts receivable, net                                                12,598              12,585
         Inventory, net                                                             715                 559
         Prepaid expenses and other current assets                               11,978              13,700
         Deferred tax assets, short-term                                          6,899               6,899
                                                                       ------------------   -----------------
                  Total current assets                                          144,771             142,545
Land and building, net                                                           19,499              19,679
Other fixed assets, net                                                          25,942              21,469
Other long-term assets                                                            9,418              10,864
                                                                       ------------------   -----------------
                  Total assets                                                $ 199,630           $ 194,557
                                                                       ==================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                       $ 3,974             $ 4,936
         Accrued liabilities                                                     28,214              26,113
         Unearned revenue                                                         5,541               6,675
                                                                       ------------------   -----------------
                  Total current liabilities                                      37,729              37,724
         Deferred tax liabilities, long-term                                         37                  75
         Other long-term liabilities                                                222                 222
                                                                       ------------------   -----------------
                  Total liabilities                                              37,988              38,021

Stockholders' equity:
         Common stock, par value $0.001 per share; 80,000,000
           shares authorized; 42,808,827 and 42,101,144 shares
           issued and outstanding as of June 30, 1999 and
           March 31, 1999, respectively.                                             43                  42
         Treasury stock, at cost; 1,817,500 and 1,620,000 shares
           as of June 30, and March 31, 1999, respectively                      (33,649)            (25,445)
         Additional paid-in capital                                             176,385             170,532
         Accumulated other comprehensive income                                     325                  41
         Retained earnings                                                       18,538              11,366
                                                                       ------------------   -----------------
                       Total stockholders' equity                               161,642             156,536
                                                                       ------------------   -----------------
                      Total liabilities and stockholders' equity               $199,630            $194,557
                                                                       ==================   =================


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                  Three months ended
                                                                       June 30,
                                                     ----------------------------------------------
                                                             1999                     1998
                                                     ---------------------   ----------------------
Revenues                                                       $ 48,935                $ 32,335
Cost of revenues                                                  4,992                   3,119
                                                     ---------------------   ----------------------
         Gross profit                                            43,943                  29,216
Operating expenses:
     Sales and marketing                                         19,860                  14,329
     Research and development                                    11,254                   8,528
     General and administrative                                   4,379                   3,352
                                                     ---------------------   ----------------------
         Total operating expenses                                35,493                  26,209
                                                     ---------------------   ----------------------
              Operating income                                    8,450                   3,007
Other income, net                                                 1,242                   1,282
                                                     ---------------------   ----------------------
Income before income taxes                                        9,692                   4,289
Provision for income taxes                                        2,520                   1,330
                                                     ---------------------   ----------------------
               Net income                                      $  7,172                 $ 2,959
                                                     =====================   ======================

Net income per share
          Basic                                                  $  0.18                $  0.08
          Diluted                                                $  0.15                $  0.07
                                                     =====================   ======================

Shares used in calculating net income per share
          Basic                                                  40,696                  38,626
                                                     =====================   ======================
          Diluted                                                47,380                  43,863
                                                     =====================   ======================


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                               Three months ended June 30,
                                                                         ----------------------------------------
                                                                                1999                  1998
                                                                         -------------------    -----------------
Cash flows from operating activities:
     Net income                                                                $ 7,172               $ 2,959
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                           2,797                 2,057
         Deferred compensation                                                       -                    77
         Changes in operating assets and liabilities:
             Accounts receivable, net                                              (13)               (1,938)
             Inventory, net                                                       (156)                  (19)
             Prepaid expenses and other current assets                           1,722                (7,373)
             Accounts payable                                                     (962)               (2,444)
             Accrued liabilities                                                 2,101                 3,274
             Unearned revenue                                                   (1,134)                8,345
             Other long-term liabilities                                           (38)                  (38)
                                                                         -------------------    -----------------

                Net cash provided by operating activities                       11,489                 4,900
                                                                         -------------------    -----------------

Cash flows from investing activities:
         Capital expenditures                                                   (7,080)                 (750)
         Proceeds from sale of fixed assets                                          -                   961
         Purchase of short-term investments                                    (12,389)              (45,141)
         Maturities and sales of short-term investments                         13,565                35,845
         Other long-term assets                                                  1,436                (1,086)
                                                                         -------------------    -----------------

                Net cash (used in) investing activities                         (4,468)              (10,171)
                                                                         -------------------    -----------------

Cash flows from financing activities:
         Proceeds from issuance of common stock                                  5,854                 4,125
         Acquisition of treasury stock                                          (8,204)                    -
                                                                         -------------------    -----------------

                Net cash (used in) provided by financing activities             (2,350)                4,125
                                                                         -------------------    -----------------

Increase(decrease) in cash and cash equivalents                                  4,671                (1,146)
Cash and cash equivalents, beginning of period                                  27,104                10,019
                                                                         -------------------    -----------------

Cash and cash equivalents, end of period                                       $31,775               $ 8,873
                                                                         ===================    =================

Supplemental disclosure of cash flow information:

         Interest paid                                                         $     -               $     -
                                                                         ===================    =================

         Income taxes recovered                                                $    88               $     -
                                                                         ===================    =================


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PREPARATION

The condensed consolidated financial statements at June 30, 1999 and for the three months ended June 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results for the fiscal year ending March 31, 2000 or any other future periods.

2.   EARNINGS PER SHARE

"Basic" earnings per share is calculated by dividing net income by the weighted average common shares outstanding during the period. "Diluted" earnings per share reflects the net incremental shares that would be issued if outstanding stock options were exercised and if the funds collected for the employee stock purchase plan were used to purchase treasury shares.

Certain options are considered antidilutive because the options' exercise prices were above the average market price during the period. Antidilutive shares not included in the computation of diluted earnings per share totaled
0.1 million and 0.3 million for the three months ended June 30, 1999 and 1998, respectively. The weighted average exercise price of these antidilutive options approximated $44.41 and $28.86 for the three months ending June 30, 1999 and 1998, respectively.


                                                                        Three months ended June 30,
(In thousands except per share data)                                    1999                   1998
-------------------------------------------------------------------------------------------------------
BASIC NET INCOME PER SHARE COMPUTATION
Numerator:
       Net income                                                     $ 7,172                $ 2,959
                                                                   ------------------------------------
Denominator:
       Weighted average number of common shares outstanding
       during the period                                               40,696                 38,626
Basic net income per share                                             $ 0.18                 $ 0.08
                                                                   ====================================

DILUTED NET INCOME PER SHARE COMPUTATION
Numerator:
       Net Income                                                     $ 7,172                $ 2,959
                                                                   ------------------------------------
Denominator:
       Weighted average number of common shares outstanding
       during the period                                               40,696                 38,626
       Effect of dilutive securities:
           Employee stock options                                       6,675                  5,211
           Employee stock purchase plans                                    9                     26
                                                                   ------------------------------------
Total                                                                  47,380                 43,863
                                                                   ------------------------------------
Diluted net income per share                                           $ 0.15                 $ 0.07
                                                                   ====================================


3.   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. The following table sets forth the calculation of comprehensive income, net of tax:


                                                                Three Months ended June 30,
         (in thousands)                                          1999                  1998
----------------------------------------------------------------------------------------------
         Net income                                            $7,172                 $2,959
         Unrealized gain (loss) on securities                     283                    (47)
                                                            ----------------------------------
         Comprehensive income                                  $7,455                 $2,912
                                                            ==================================


4.   INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such an estimate reflects an effective tax rate lower than the federal statutory rate primarily because of utilization of research and experimentation tax credits, and foreign operating results, which are taxed at rates other than the US statutory rate. The effective rate used for the quarter ended June 30, 1999 was 26%.

5. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Macromedia has three segments which offer different product lines: Web Publishing, Learning, and shockwave.com, the Company's new consumer business. The Web Publishing division develops software that creates Web site layout, graphics and rich media content for Internet users. The Learning division develops software and online Internet solutions that create, distribute and manage enterprise-wide training programs for organizations. shockwave.com designs, develops and markets aggregated content, products and services to provide and expand online entertainment on the web. The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies in the annual report on Form 10-K for the year ended March 31, 1999. For the three months ended June 30, 1999 and 1998, the Learning division did not meet the quantitative thresholds for disclosure under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." As a result, the Learning division is consolidated with the "Other" category in the table below. The Other category also consists of various corporate revenues and expenses which do not qualify as a segment. For the three months ended June 30, 1998, the Company did not internally report shockwave.com as a separate segment. The Company does not allocate assets to its individual operating segments.

Information about reported segment income or loss is as follows:


                                           WEB
(in thousands)                             PUBLISHING       SHOCKWAVE.COM      OTHER          TOTAL
Three months ended June 30,
1999
-------------------------------------------------------------------------------------------------------
Revenues                                    $ 41,646           $  1,249        $ 6,040        $ 48,935
Cost of revenues                               3,834                470            688           4,992
                                      -----------------------------------------------------------------
Gross margin                                $ 37,812               $779        $ 5,352        $ 43,943

Direct operating expenses                     15,010              3,610          3,535          22,155
                                      -----------------------------------------------------------------
Contribution margin                         $ 22,802           $ (2,831)       $ 1,817        $ 21,788


Three months ended June 30, 1998
-------------------------------------------------------------------------------------------------------
Revenues                                    $ 27,039           $      -        $ 5,296        $ 32,335
Cost of revenues                               2,221                  -            898           3,119
                                      -----------------------------------------------------------------
Gross margin                                $ 24,818           $      -        $ 4,398        $ 29,216

Direct operating expenses                     10,328                  -          4,609          14,937
                                      -----------------------------------------------------------------
Contribution margin                         $ 14,490           $      -        $  (211)       $ 14,279


A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended June 30, 1999 and 1998 is as follows:


Three months ended June 30,
----------------------------------------------------------------------------------------------------------
(in thousands)                                                                        1999         1998
----------------------------------------------------------------------------------------------------------
Total contribution margin from operating segment and other category above           $21,788      $14,279
Unallocated expenses                                                                 13,338       11,272
                                                                               ---------------------------
Total operating income                                                              $ 8,450      $ 3,007
Other income                                                                          1,242        1,282
                                                                               ---------------------------
Income before taxes                                                                 $ 9,692      $ 4,289
                                                                               ===========================


6.       SUBSEQUENT EVENTS

AGREEMENT WITH LOTUS DEVELOPMENT CORPORATION

On July 27, 1999, the Company entered into a series of agreements with Lotus Development Corporation, the combined effect of which will be to: (i) sell certain tangible and intangible assets relating to the Company's Pathware product line, a significant portion of the Company's Learning segment, to Lotus, (ii) result in Lotus acting as a distributor of the Company's products, and (iii) cause the Company and Lotus to cooperate with respect to certain future development activities related to the Company's products and Lotus' products. The Company anticipates that the transaction will close on or before August 31, 1999. The

Company is assured of receiving a minimum of $30 million in revenue over the next three years as a result of the terms of the agreements as they related to the sale of assets and the distribution of the Company's products.

AGREEMENT WITH ELEMENTAL SOFTWARE, INC.

On July 12, 1999, the Company entered into a definitive agreement to exchange approximately 620,000 shares of its stock for all of the outstanding equity of Elemental Software, Inc., the developer of Drumbeat 2000, a dynamic Web application development solution. The transaction will be accounted for as a pooling of interests, and is expected to close within 60 days of the definitive agreement. Macromedia expects to take a one-time charge of approximately $3.0 million, including expenses to be incurred in personnel relocation, recruitment and severance and certain other one-time charges relating to the acquisition.

AGREEMENT WITH STARBASE CORPORATION

In July 1999, the Company acquired technology rights and other related software intangibles from Starbase Corporation for $2.8 million. The Company intends to undertake a development program with the assets acquired and to release a product at a future date. The cost to acquire the intangibles will be expensed as in-process research and development in the second quarter fiscal year 2000.

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

Revenues increased $16.6 million or 51% in the first quarter of fiscal year 2000 as compared to the same period in fiscal year 1999. Revenues generated by the Web Publishing segment grew by $14.6 million to $41.6 million from $27.0 million for the first quarter in fiscal year 1999. The majority of the increase is attributable to increased sales of Dreamweaver, Fireworks, Flash, and sales of a new product, Generator, slightly offset by a decrease in Freehand sales due to product cycle timing. Additional revenue growth was achieved through web advertising and miscellaneous corporate revenues.

North American revenues increased $9.9 million to $28.2 million in the first quarter of fiscal 2000 from $18.3 million in the first quarter of fiscal 1999. International revenues increased $6.7 million from the first quarter fiscal year 1999 to the first quarter fiscal 2000 to $20.7 million. The increase was a result of stronger sales in Europe and certain regions of Asia Pacific. Revenues from Japan were approximately equivalent in the quarters ended June 30, 1999 and June 30, 1998. See Factors That May Affect Future Results of Operations - Risks of International Operations for additional information. The table below summarizes revenue by geography:


(In millions)                                             Three months ended
                                                                June 30,
                                        -----------------------------------------------------
                                               1999               1998            % change
North America                                 $ 28.2             $ 18.3              54%
        % of total revenues                      58%                57%

International                                   20.7               14.0              48%
        % of total revenues                      42%                43%

Total revenues                                $ 48.9             $ 32.3


GROSS MARGIN. Gross margin for the three months ended June 30, 1999 and 1998 was 90%, or $43.9 million and $29.2 million, respectively. The increase in absolute dollars was primarily due to increased sales volume, partially offset by increased product cost and increased commission expense associated with advertising revenues. Gross margins may be adversely affected from time to time by the mix of distribution channels used by the Company, the mix of products sold and the mix of international versus domestic revenues.

SALES AND MARKETING. Sales and marketing expenses decreased as a percentage of revenues from 44% in the first quarter of fiscal 1999 to 41% in the first quarter of fiscal 2000, but increased in absolute dollars from $14.3 million to $19.9 million. The increase in absolute dollars was the result of increased costs associated with additional sales headcount to support growth in revenue, amortization of capitalized costs arising from distribution agreements, and increased seminar and tradeshow activity.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $2.7 million from $8.5 million in the first quarter of fiscal 1999 to $11.3 million in the first quarter of fiscal 2000, but decreased as a percentage of revenues from 26% to 23%. Research and development expenses increased in absolute dollars due to additional compensation costs required to support continued product development activity and amortization of certain infrastructure costs that support development. In addition, during the three months ended June 30, 1999, the Company incurred costs for acquisition and development of entertainment content for its new business, shockwave.com.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.0 million, from $3.4 million in the first quarter of fiscal 1999 to $4.4 million in the first quarter of fiscal 2000. Expenses increased in the first quarter of fiscal 2000 primarily due to increased expenses for the Company's annual report and due to increases in headcount to support the growth of the Company. As a percentage of revenues, general and administrative costs decreased from 10% in the first quarter of fiscal 1999 to 9% in the first quarter of fiscal 2000.

OTHER INCOME. Other income remained constant during the first quarter of fiscal year 1999 as compared to the same period in the prior year. The majority of other income for both periods is investment and interest income.

PROVISION/BENEFIT FOR INCOME TAXES. The Company's provision for income taxes for the first three months of fiscal 2000 was $2.5 million as compared to $1.3 million for the first three months of fiscal 1999. The effective tax rate for the quarterly provision was 26% and 31% during the first quarter of the fiscal years 2000 and 1999, respectively. The decrease in the effective tax rate reflects the utilization of research and experimentation tax credits and foreign operating results that were taxed at rates lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $112.6 million. For the three months ended June 30, 1999, cash provided by operating activities of $11.5 million was primarily attributable to net income for the period and increased depreciation and amortization. Cash used in investing activities of $4.5 million was used primarily to purchase and develop equipment and software for infrastructure growth, including for shockwave.com. Cash used in financing activities of $2.4 million was the result of purchases of $8.2 million of common stock under the Company's stock buyback program, offset by $5.9 million in proceeds from the exercise of common stock options. Collectively, the above activity resulted in a net increase of $4.7 million from the March 31, 1999 balances of cash and cash equivalents. Working capital increased by $2.2 million from the March 31, 1999 balance of $104.8 million, to $107.0 million at June 30, 1999. The Company anticipates future capital expenditures of approximately $24 million for the remainder of fiscal 2000.

During the first three months of fiscal year 2000, the Company made investments in property and equipment of $7.1 million. This amount includes $5.1 million related to the development of a new web infrastructure for sales and marketing, customer support, online product distribution and technical support for the entire Company, including shockwave.com. The costs capitalized under the project are comprised primarily of consulting fees for software development and related hardware and purchased software. Amortization of the first phase of the project began in the first quarter of fiscal year 2000 and approximated $.5 million. Amortization will continue over a three-year period, and will increase as additional phases of the project are ready for use.

In addition to cash, cash equivalents, and short-term investments, the Company had $15.0 million available under an unsecured revolving line of credit. The line of credit expired on July 15, 1999. As of June 30, 1999, the Company had no borrowings outstanding.

The Company believes that existing cash and investments, together with cash generated from operations, will be sufficient to meet the Company's operating requirements through at least March 31, 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Except for the historical information contained in this Quarterly Report, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including those detailed below, and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

INTENSE COMPETITION. The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions and enhanced services. A number of companies currently offer products and services that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Inc. (Adobe), Asymetrix Corporation, Corel Corporation (Corel), and Microsoft Corporation (Microsoft). As the Company competes with larger competitors such as Adobe and Microsoft across a broader range of product lines and different platforms, the Company may face increasing competition from such companies. In addition, the Company's consumer business competes and partners with a number of other Internet community, gaming and entertainment sites. Many of these businesses are much larger than the Company's consumer business, and they have more resources devoted to these business efforts. It is anticipated that the Company's consumer business will face competition from these other sites both for consumers and for advertising and other future revenue sources on which the future success of the consumer business is dependent.

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

DEPENDENCE ON DISTRIBUTORS. A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, original equipment manufacturers (OEMs), hardware and software superstores, retail dealers, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 24% of revenues in the first quarter of both fiscal year 2000 and fiscal year 1999. In addition, the next three distributors combined, two of which are international distributors, accounted for 17% of revenues in the period ending June 30, 1999. In the three month period ending June 30, 1998, three distributors, including two international distributors, accounted for 23% of total revenues. Internationally, the Company's products are sold through distributors. The Company's resellers generally offer products of several different companies, including in some cases, products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. In addition, the Company believes that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If the Company's distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on the Company's revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON TECHNOLOGY PLATFORMS. In the past, a majority of the Company's revenues was derived from its products for the Macintosh computing platform. Macintosh revenues accounted for 34% of product revenues for the first three months of fiscal year 2000, compared to 42% of revenues for all of fiscal year 1999. Although the relative percentage of

Macintosh platform revenues will vary from quarter to quarter based on product release schedules, the Company remains heavily dependent on the sale of products for the Macintosh platform.

The success of the Company's product and consumer businesses is dependent upon the existence and future growth of the Internet as a business, entertainment and communications platform. A change in the Internet or the technology used for operation of the Internet or a decline in the growth of the Internet could have a material adverse effect on the Company's results of operations.

RISKS OF INTERNATIONAL OPERATIONS. For the first quarter in fiscal 2000, the Company derived approximately 42% of its revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

In addition, the Company's results may be adversely affected by worldwide economic events beyond the control of the Company, such as the prolonged economic downturn occurring in Japan. There can be no assurances that Japan's economy will recover in the near term or that the Company's results or growth rates in this geographic region will return to previous levels even if the recovery occurs. The Company's revenue from Japan declined from 21% of total revenue in fiscal 1997 to 15% in fiscal 1998, and to just 8% of total revenue in fiscal 1999. Revenues from Japan decreased to 7% of total revenue for the first quarter of fiscal year 2000.

The Company enters into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of June 30, 1999, notional principal of forward contracts outstanding amounted to $11.8 million. There can be no assurance that such contracts will adequately hedge the Company's exposure to currency fluctuations.

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

RISKS ASSOCIATED WITH ACQUISITIONS. Macromedia has grown in part because of combinations with other companies. The Company recently accounced its intent to acquire Elemental Software, Inc., expected to be accounted for under the pooling-of-interests method. The Company also recently announced an intent to dispose of certain assets from its Learning segment. There are integration risks associated with merging two companies including financial, administrative and cultural concerns. The Company will face these risks as well as risks associated with the acceptance of the merged companies products and services. The failure to properly manage these risks may result in a material adverse effect on the Company's results of operations.

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

With the completion of the Company's assessment phase, and with very little remedial action necessary, the Company embarked into its testing phase. At this time, all production systems (both computer systems and systems dependent on embedded technology) have been individually tested and validated for year 2000 compliance, with no significant issues identified. On an ongoing basis, any new systems will be tested prior to their introduction into the production environment.

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

A year 2000 issue was identified with Shockwave V6.0.1. The corrective action for this issue is for customers to upgrade to version 7.0.0 or later, or to downgrade to version 6.0.0. The Company currently offers Shockwave at no cost as a downloadable run-time technology on its Web site. Both of these upgrades are available at no charge from the Company's Web site. The Company also sells distribution rights to Shockwave which include maintenance. These customers will receive the upgrade in accordance with their maintenance agreements. The Company intends to assess the proper response to any future noted product issues as and when any such issues arise.

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

The Company believes that the total estimated cost of its year 2000 program will be approximately $0.8 million. The Company reached this assessment with the assistance of outside consultants to whom the Company paid $0.2 million. However, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or additional material costs caused by undetected errors or defects in its own products, the technology used in its internal systems, or by failures of its vendors/partners to address their year 2000 issues in a timely and effective manner.

As of the end of the first quarter of fiscal year 2000, approximately 90% of the total estimated year 2000 program costs have been incurred. Of the expenditures remaining for the program, it is estimated that most of this represents costs associated with miscellaneous hardware and software upgrades required for the completion of the year 2000 program. The funding for the year 2000 program is being provided as a normal operating expense (except in the case of any new capital hardware, which is being funded from standard capital budgets).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. As stated in its policy, the Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default and market risks. The Company places its investments with high credit-quality issuers, and the portfolio includes only high quality marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company does not use derivative financial instruments in its investment portfolio. All investments have a fixed interest rate and are carried at market value, which approximates cost.

The table below represents carrying amounts, fair value and related weighted average effective interest rates by year of maturity for the Company's investment portfolio.


                                                                                                        Fair Value
------------------------------------------------------------------------------------------------------------------
(in thousands)                 2000         2001         2002          2003      2004 and      Total     June 30,
                                                                                Thereafter                 1999
------------------------------------------------------------------------------------------------------------------
Cash equivalents             $  5,601            -            -             -          -     $  5,601    $  5,601
    Average interest                             -            -             -          -
    rate                        4.61%                                                           4.61%

Short-term investments       $ 57,343     $ 18,732      $ 3,242       $ 1,164          -     $ 80,481    $ 80,347
    Average interest                                                                   -
    rate                        4.15%        3.98%        3.56%         3.51%                   4.11%
                            --------------------------------------------------------------------------------------
Total investment
securities                   $ 62,944     $ 18,732      $ 3,242       $ 1,164          -     $ 86,082    $ 85,948
                            ======================================================================================


The Company also has loans outstanding from related parties totaling $8.3 million as of June 30, 1999. The stated loan amounts approximate fair value.

FOREIGN CURRENCY RISK

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

The table below provides information about the Company's outstanding forward contracts as of June 30, 1999. The information is provided in US dollar equivalents, as presented in the Company's financial statements. The table presents the fair value (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates. All instruments mature September 30, 1999. As of June 30, 1999, the gross unrealized gains and losses on the forward contracts were not significant.


(In thousands, except                        Notional                Average
average contract rate)                        Amount              Contract Rate
----------------------------------------------------------------------------------
Foreign currency to be sold under
forward contracts:
                British Pounds                  $4,914                 0.63
                Deutsche Marks                   3,519                 1.89
                French Francs                    1,000                 6.34
                Italian Lira                       744              1870.79
                Japanese Yen                       709               120.93
                Swedish Kronas                     507                 8.44
                Spanish Peseta                     370               160.76
                                          -------------
                                              $ 11,763
                                          =============


As the tables above incorporate only those exposures that exist as of June 30, 1999, they do not consider those exposures or positions that could arise after that date. Exposures to the Company include changes in short-term US prime interest rates and changes in foreign currency rates. Also, because the foreign currency risk table above does not present the foreign currency denominated financial assets and probable anticipated transactions underlying the forward contracts, the information presented has limited predictive value. The Company's ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at the time, and foreign currency rates.

Market Price Risk

The Company is exposed to market risk from changes in the price of its equity securities available-for-sale, which were recorded at a fair value of approximately $0.5 million at June 30, 1999. The equity investments held by the Company has exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 10% in quoted market prices. This hypothetical change would reduce the Company's investments as well as unrealized gains on investment securities available for sale which are included as a component of stockholders' equity. This hypothetical change would have an immaterial effect on the recorded value of the Company's investment securities available for sale.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 31, 1997, a complaint entitled Rosen et al. V. Macromedia, Inc., et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions which were argued on December 19, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Court sustained in part and overruled in part the demurrers. Claims against Susan Bird were dismissed and the Court overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs' motion for certification of a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997.

On September 25, 1997, a complaint entitled City Nominees v. Macromedia, Inc. et al., (Case No. C-97-3521-SC) was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Three similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California. All of these cases have been consolidated. Lead plaintiffs and lead counsel have been appointed under the provisions of the Private Securities Law Reform Act by the District Court. A consolidated complaint was filed in February, 1998. Defendants moved to dismiss that complaint on the grounds that plaintiffs' claims were barred by the applicable statute of limitations. In May 1998, the United States District Court for the Northern District of California granted defendants' motion to dismiss with prejudice, and entered judgment in favor of defendants. Plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit, and that appeal is pending.

All complaints seek damages in unspecified amounts, as well as other forms of relief. The Company believes the complaints are without merit and intends to vigorously defend the actions.

Item 4. Submission of Matters to a Vote of Security Holders

On July 26, 1999, the Company held its annual meeting of stockholders. The stockholders passed the following proposals by the votes indicated.


                                Matter                                   Votes For                 Withheld
         1.  Election of Directors
                 Stewart Alsop                                              35,715,481                  103,821
                 Robert K. Burgess                                          35,704,301                  126,181
                 John (Ian) Giffen                                          35,719,050                   96,683
                 Mark D. Kvamme                                             35,718,531                   97,721
                 Donald L. Lucas                                            35,715,080                  104,623
                 Roger S. Siboni                                            35,719,593                   95,597
                 William B. Welty                                           35,719,590                   95,603



                                                             Votes                 Votes              Broker
                 Matter                 Votes For            Against             Abstained           Non Votes
         Amendment of the 1992
         plan to increase the number
         of shares reserved for
         issuance thereunder by
         2,100,000 shares from
         13,300,000 shares to
         15,400,000 shares              22,472,438          13,200,090            6,722,699              0

         Ratify selection of KPMG
         LLP as independent
         auditors for the
         Company for the
         current fiscal year            35,718,016              11,676            6,665,535              0


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

The following exhibits are filed herewith:


Exhibit
Number            Exhibit Title
------            -------------
  27.01   -    Financial Data Schedule





         (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended June 30, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MACROMEDIA, INC.
                             (Registrant)




Date: August 12, 1999        /s/ Robert K. Burgess
                             -------------------------------------------------
                             Robert K. Burgess
                             President and Chief Executive Officer



Date: August 12, 1999        /s/ Elizabeth A. Nelson
                             -------------------------------------------------
                             Elizabeth A. Nelson
                             Senior Vice President and Chief Financial Officer