Form 10-Q
period 1999-09-30
MACROMEDIA INC
filed 1999-11-15
CIK 913949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


As of October 31, 1999, there were outstanding 44,489,878 shares of the Registrant's Common Stock, par value $0.001 per share.

This Report, including exhibits, consists of 22 sequentially numbered pages. The Index to Exhibits appears on sequentially numbered page 21.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                                      INDEX


                                                                              PAGE
                                                                              ----
PART  I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                  September 30, 1999 and March 31, 1999                          3

                  Condensed Consolidated Statements of Operations
                  Three and Six Months Ended September 30, 1999 and 1998         4

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 1999 and 1998                   5

                  Notes to Condensed Consolidated Financial Statements           6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           17


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                    19

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                            20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                     21

           SIGNATURES                                                           22


PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                        MACROMEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)


                                                                             September 30,           March 31,
                                                                                 1999                  1999
                                                                             -------------           ---------
ASSETS

Current assets:
          Cash and cash equivalents                                              $  35,132           $  27,578
          Short-term investments                                                    92,558              81,698
          Accounts receivable, net                                                  18,647              12,858
          Inventory, net                                                             1,139                 615
          Prepaid expenses and other current assets                                  8,590              13,751
          Deferred tax assets, short-term                                            6,899               6,899
                                                                             -------------           ---------
                            Total current assets                                   162,965             143,399
Land and building, net                                                              19,302              19,945
Other fixed assets, net                                                             28,519              21,469
Other long-term assets                                                              10,507              10,887
                                                                             -------------           ---------
                                  Total assets                                   $ 221,293           $ 195,700
                                                                             -------------           ---------
                                                                             -------------           ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                                       $   3,853           $   5,434
          Accrued liabilities                                                       35,910              26,682
          Unearned revenue                                                           6,605               6,745
                                                                             -------------           ---------
                            Total current liabilities                               46,368              38,861
          Deferred tax liabilities, long-term                                          222                 222
          Other long-term liabilities                                                    -                  75
                                                                             -------------           ---------
                             Total liabilities                                   $  46,590           $  39,158
                                                                             -------------           ---------
                                                                             -------------           ---------

Stockholders' equity:
        Preferred stock, par value $0.0001 per share; 411,818 shares authorized; 0 and 397,064 shares issued and outstanding
               as of September 30, 1999 and March 31, 1999
                respectively                                                             -                   1
         Common stock, par value $0.001 per share; 80,000,000
                shares authorized; 44,156,144 and 42,124,283 shares issued and outstanding as of September 30, 1999 and March 31, 1999
                respectively                                                            44                  42
         Treasury stock, at cost; 1,817,500 and 1,620,000 shares as of
                September 30, and March 31, 1999, respectively                     (33,649)            (25,445)
          Deferred compensation                                                       (771)               (893)
          Additional paid-in-capital                                               212,338             197,759
          Accumulated other comprehensive income                                       447                  41
          Accumulated deficit                                                       (3,706)            (14,963)
                                                                             -------------           ---------
                 Total stockholders' equity                                        174,703             156,542
                                                                             -------------           ---------
  Total liabilities and stockholders' equity                                     $ 221,293           $ 195,700
                                                                             -------------           ---------
                                                                             -------------           ---------


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                           Three months ended             Six months ended
                                                              September 30,                 September 30,
                                                           ------------------            ------------------
                                                            1999        1998              1999        1998
                                                           ------      ------            ------      ------

Revenues                                                  $ 57,710    $ 35,550          $107,986     $ 67,979
Cost of revenues                                             5,490       3,253            10,620        6,411
                                                          --------    --------          --------     --------
                    Gross profit                            52,220      32,297            97,366       61,568
Operating expenses:
     Sales and marketing                                    22,314      16,199            42,942       31,475
     Research and development                               14,234       9,593            26,253       19,077
     General and administrative                              4,633       3,498             9,367        7,096
     Acquisition related expenses (Notes 2 and 8)            5,260                         5,260
                                                          --------    --------          --------     --------
                     Total operating expenses               46,441      29,290            83,822       57,648
                            Operating income                 5,779       3,007            13,544        3,920
Other income, net                                            1,036       1,293             2,305        2,588
                                                          --------    --------          --------     --------
Income before income taxes                                   6,815       4,300            15,849        6,508
Provision for income taxes                                   2,071       1,875             4,592        3,205
                                                          --------    --------          --------     --------
                             Net income                   $  4,744    $  2,425          $ 11,257     $  3,303
                                                          --------    --------          --------     --------
                                                          --------    --------          --------     --------

Net income per share
                 Basic                                    $   0.11    $   0.06          $   0.27     $   0.09
                                                          --------    --------          --------     --------
                                                          --------    --------          --------     --------
                 Diluted                                  $   0.10    $   0.06          $   0.23     $   0.08
                                                          --------    --------          --------     --------
                                                          --------    --------          --------     --------

Shares used in calculating net income
      per share
                  Basic                                     41,377      38,939            41,045       38,788
                                                          --------    --------          --------     --------
                                                          --------    --------          --------     --------
                  Diluted                                   47,992      43,965            48,012       44,004
                                                          --------    --------          --------     --------
                                                          --------    --------          --------     --------



     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                Six months ended September 30,
                                                                                ------------------------------
                                                                                   1999                1998
                                                                                ---------           ----------

Cash flows from operating activities:
     Net income                                                                  $ 11,257           $  3,303
     Adjustments to reconcile net income to net
        cash provided by operating activities:
             Depreciation and amortization                                          6,070              4,007
             Writeoff of fixed assets related to merger                               191
             Deferred compensation                                                    122                 87
             Changes in operating assets and liabilties:
                 Accounts receivable, net                                          (5,789)               857
                 Inventory, net                                                      (524)               239
                 Prepaid expenses and other current assets                          5,161             (6,326)
                 Accounts payable                                                  (1,581)            (1,762)
                 Accrued liabilities                                                9,228              6,229
                 Unearned revenue                                                    (140)             6,735
                 Other long-term liabilities                                          (75)              (113)
                                                                                 --------           --------

                     Net cash provided by operating activities                   $ 23,920           $ 13,256
                                                                                 --------           --------

Cash flows from investing activities:
             Capital expenditures                                                 (12,650)            (4,282)
             Proceeds from sale of fixed assets                                                          961
             Purchase of short-term investments                                   (77,880)           (75,154)
             Maturities and sales of short-term investments                        67,426             73,392
             Other long-term assets                                                   362             (2,690)
                                                                                 --------           --------

                     Net cash used in investing activities:                      $(22,742)          $ (7,773)
                                                                                 --------           --------

Cash flows from financing activities:
              Proceeds from issuance of common stock                               14,580              8,731
              Proceeds from issuance of convertible notes payable                                        919
              Acquisition of treasury stock                                        (8,204)           (11,407)
                                                                                 --------           --------

                    Net cash provided by (used in) financing activities             6,376             (1,757)
                                                                                 --------           --------

Increase in cash and cash equivalents                                               7,554              3,726
Cash and cash equivalents, beginning of period                                     27,578             11,076
                                                                                 --------           --------

Cash and cash equivalents, end of period                                         $ 35,132           $ 14,802
                                                                                 --------           --------
                                                                                 --------           --------

Supplemental disclosure of cash flow information:

             Cash paid for interest                                                     -                  -
                                                                                 --------           --------
                                                                                 --------           --------

             Cash paid for taxes                                                        -                  -
                                                                                 --------           --------
                                                                                 --------           --------



     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PREPARATION

The condensed consolidated financial statements at September 30, 1999 and for the three and six months ended September 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results for the fiscal year ending March 31, 2000 or any other future periods.

2.   MERGER WITH ESI SOFTWARE, INC.

On July 8, 1999, Macromedia, Inc., ESI Software, Inc., a California corporation ("ESI"), and Dynamo Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Macromedia ("Sub"), entered into an Agreement and Plan of Reorganization, under which Macromedia acquired ESI by exchanging all of the outstanding capital stock, options and warrants of ESI for approximately 635,000 shares of common stock, options and warrants of Macromedia (as valued on July 8, 1999). The merger closed on September 30, 1999. As a result of the acquisition of ESI, Sub was merged with and into ESI and ESI remains as the surviving corporation and a wholly-owned subsidiary of Macromedia. The transaction has been accounted for as a pooling of interests. The merger is a tax-free reorganization. ESI develops and markets software that enables users to build advanced, interactive, business-oriented Web applications. Macromedia intends to continue to conduct ESI's business following the acquisition.

In conjunction with the merger, the Company incurred direct merger-related expenses of approximately $2.5 million, including expenses for bonuses contingent upon closing of the merger agreement, legal and other professional fees, personnel severance and relocation of employees during the quarter ended September 30, 1999. Another $0.5 million of expenses are expected to be incurred in the quarter ended December 31, 1999.

Macromedia's fiscal year ends on March 31. ESI's fiscal year ends on June 30. The financial statements of Macromedia have been restated to include the financial position and results of operations of ESI for all periods presented. The restated statements of operations for the three and six months ended September 30, 1999 and 1998 include Macromedia's and ESI's results of operations for those periods. The combined balance sheets as of September 30, 1999 and March 31, 1999 combines the assets, liabilities and stockholders' equity of Macromedia with ESI on those dates. During the three months ended September 30, 1999, the Company purchased product from ESI pursuant to a distribution agreement. This transaction was eliminated upon consolidation. For the three months ending June 30, 1999 and 1998, ESIs revenues were $1.3 million and $0.1 million, respectively, and net loss was $0.7 million and $2.1 million for the same periods, respectively. For the three months ending September 30, 1998, ESI's revenues and net loss were $0.3 million and $1.7 million, respectively.

3.   EARNINGS PER SHARE

 "Basic" earnings per share is calculated by dividing net income by the weighted average common shares outstanding during the period. "Diluted" earnings per share reflects the net incremental shares that would be issued if outstanding stock options were exercised, if the funds collected for the employee stock purchase plan were used to purchase treasury shares, and if the preferred stock and warrants of ESI were converted into common stock. Restricted stock subject to repurchase provisions are also included in the diluted earnings per share calculation.

Certain options are considered antidilutive because the options' exercise prices were above the average market price during the period. Antidilutive shares not included in the computation of diluted earnings per share totaled 0.7 million and 0.3 million for the three months ended September 30, 1999 and 1998, respectively, and 0.5 million for the six months ended September 30, 1999 and 1998. The weighted average exercise price of these antidilutive options approximated $44.57 and $21.33 for the three months ending September 30, 1999 and 1998, respectively, and $44.34 and $15.10 for the six months ended September 30, 1999 and 1998, respectively.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computation for the period presented (in thousands):


                                              Three months ended               Six months ended
                                                 September 30,                  September 30,
                                              1999          1998              1999          1998
Shares used in basic net income per
    share computation                         41,377        38,939            41,045        38,788

Effect of dilutive potential common
    shares                                     6,615         5,026             6,967         5,216
                                              ----------------------------------------------------

Shares used in diluted net income per
    share computation                         47,992        43,965            48,012        44,004
                                              ----------------------------------------------------
                                              ----------------------------------------------------



4.   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. The following table sets forth the calculation of comprehensive income, net of tax:


                                              Three months ended               Six months ended
                                                 September 30,                  September 30,
                                              ------------------              ------------------
(in thousands)                                1999          1998              1999          1998
------------------------------------------------------------------------------------------------
     Net income                               $ 4,744    $ 2,425              $11,257    $ 3,303
  Unrealized gain on securities                   122         60                  405         13
                                              -------------------------------------------------
  Comprehensive income                        $ 4,866    $ 2,485              $11,662    $ 3,316
                                              -------------------------------------------------
                                              -------------------------------------------------



5.   INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such an estimate reflects an effective tax rate lower than the federal statutory rate primarily because of utilization of research and experimentation tax credits, and foreign operating results, which are taxed at rates other than the US statutory rate. The effective rate used for the three and six months ended September 30, 1999 was 26%, excluding the effect of the pooled losses of ESI Software, Inc. which effect was a combined rate of 30%.

6.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Macromedia has two segments which offer different product lines: Web Publishing and shockwave.com, the Company's new consumer business. The Web Publishing division develops software that creates Web site layout, graphics and rich media content for Internet users. Shockwave.com designs, develops and markets aggregated content, products and services to provide and expand online entertainment on the Web. The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies in the annual report on Form 10-K for the year ended March 31, 1999. For the three and six months ended September 30, 1998, the Company did not internally report shockwave.com as a separate segment nor is financial data for shockwave.com for these periods available. The Company does not allocate assets to its individual operating segments.

During the quarter ended September 30, 1999, the Company sold certain assets relating to the Company's Pathware product line, which comprised a majority of the Learning division (Note 7). Revenue and expenses related to products remaining in the Learning division after the transaction were realigned and are currently evaluated as part of the Web Publishing segment. Prior periods presented below have been restated to include the Learning division in Web Publishing, resulting in one segment for the three and six months ending September 30, 1998.

Information about reported segment income or loss for fiscal year 2000 is as follows:


                                      WEB
(in thousands)                     PUBLISHING         shockwave.com          TOTAL
         Three months ended
         September 30, 1999
-----------------------------------------------------------------------------------
Revenues                              $ 55,843          $  1,867           $ 57,710
Cost of revenues                         4,848               642              5,490
                                      ---------------------------------------------
Gross margin                          $ 50,995          $  1,225           $ 52,220

Direct operating expenses               21,965             5,207             27,172
Acquisition related expenses             5,260                                5,260
                                      ---------------------------------------------
Contribution margin                   $ 23,770          $ (3,982)          $ 19,788

          Six months ended
         September 30, 1999
-----------------------------------------------------------------------------------
Revenues                              $104,870          $  3,116           $107,986
Cost of revenues                         9,508             1,112             10,620
                                      ---------------------------------------------
Gross margin                          $ 95,362          $  2,004           $ 97,366
                                      ---------------------------------------------
Direct operating expenses               42,043             8,817             50,860
Acquisition related expenses             5,260                 -              5,260
                                      ---------------------------------------------
Contribution margin                   $ 48,059          $ (6,813)          $ 41,246


Information about reported segment income or loss for fiscal year 1999 is as follows:


(in thousands)
    WEB
PUBLISHING
            Three months ended
            September 30, 1998
---------------------------------------------
Revenues                            $35,550
Cost of revenues                      3,253
                                    -------
Gross margin                        $32,297

Direct operating expenses            17,655
                                    -------
Contribution margin                 $14,642


         Six months ended
         September 30, 1998
---------------------------------------------
Revenues                            $67,979
Cost of revenues                      6,411
                                    -------
Gross margin                        $61,568

Direct operating expenses            34,496
                                    -------
Contribution margin                 $27,072

A reconciliation of the totals reported for the combined operating segments to the applicable line items in the consolidated financial statements for the three and six months ended September 30, 1999 and 1998 is as follows:


Three months ended September 30,
-------------------------------------------------------------------------------------
(in thousands)                                               1999             1998
-------------------------------------------------------------------------------------
Total contribution margin from operating segment(s)          $19,788          $14,642
Unallocated expenses                                          14,009           11,635
                                                             ------------------------
Total operating income                                       $ 5,779          $ 3,007
Other income                                                   1,036            1,293
                                                             ------------------------
Income before taxes                                          $ 6,815          $ 4,300
                                                             ------------------------
                                                             ------------------------
Six months ended September 30,
-------------------------------------------------------------------------------------
(in thousands)                                               1999             1998
-------------------------------------------------------------------------------------
Total contribution margin from operating segment             $41,246          $27,072

Unallocated expenses                                          27,702           23,152
                                                             ------------------------
Total operating income                                       $13,544          $ 3,920
Other income                                                   2,305            2,588
                                                             ------------------------
Income before taxes                                          $15,849          $ 6,508
                                                             ------------------------
                                                             ------------------------

7.   AGREEMENT WITH LOTUS DEVELOPMENT CORPORATION

On August 31, 1999, the Company closed a series of agreements with Lotus Development Corporation, the combined effect of which was to: (i) sell certain tangible and intangible assets relating to the Company's Pathware product line, a significant portion of the Company's Learning division, to Lotus, (ii) result in Lotus acting as a distributor of the Company's products, and (iii) cause the Company and Lotus to cooperate with respect to certain future development activities related to the Company's and Lotus' products. The Company is to receive a minimum of $30 million in revenue over the next three years as a result of the terms of the agreements.

8.   AGREEMENT WITH STARBASE CORPORATION

In July 1999, the Company acquired certain technology rights and other related software products from Starbase Corporation for $2.8 million. The Company intends to utilize these assets in the research and development of a single future product. As the Company has determined that these assets do not have an alternative future use outside of the research being performed for the future product, the Company has charged the entire $2.8 million to research and development expense in the quarter ended September 30, 1999.

9.   SUBSEQUENT EVENT

On October 6, 1999, the Company entered into a definitive agreement to merge with Andromedia, Inc., a developer of e-marketing software that enables companies to implement an integrated solution to analyze the success of their Web marketing efforts and to personalize offerings based on customers' needs in real-time. Under the terms of the agreement, each outstanding share of Andromedia common stock and convertible preferred stock will be exchanged for newly issued shares of common stock of the Company. This will result in the issuance of approximately 5 million additional shares of the Company's common stock. In addition, all outstanding stock options of Andromedia will be converted into the right to acquire the Company's common stock at the same exchange ratio, with a corresponding adjustment to the exercise price. The transaction is expected to be accounted for as a pooling of interests, and is anticipated to close during the quarter ended December 31, 1999. Macromedia expects to incur merger related expenses of approximately $5.0 million, including expenses related to professional fees, recruitment, severance, and certain other one-time charges relating to the acquisition. The closing of the transaction is subject to a number of conditions, including approval by the stockholders of Andromedia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES. Macromedia develops, markets and supports software and services for Web publishing. Additionally, the Company's consumer business, shockwave.com, designs, develops and markets aggregated content, products and services to provide and expand online entertainment on the Web. The Company sells its products through a network of distributors, value-added resellers (VARs), its own sales force and Web site, and to original equipment manufacturers (OEMs) in North America, Europe, Asia Pacific and Latin America. In addition, the Company derives revenues from advertising on its Web sites, and from software maintenance and technology licensing agreements.

Revenues increased $22.2 million or 62% in the second quarter of fiscal year 2000 as compared to the same period in fiscal year 1999. Revenues generated by the Web Publishing segment grew by $20.3 million to $55.8 million from $35.6 million for the second quarter in fiscal year 1999. The majority of the increase is attributable to increased sales of Flash, Dreamweaver, Director and Fireworks, offset by a decrease in Freehand sales due to product cycle timing. Additional revenue growth was achieved through web advertising. Comparing the first six months of fiscal year 2000 over the same period last year, revenues increased $40.0 million or 59% due to increased sales of Dreamweaver, Flash, Fireworks and Director, offset by a decrease in Freehand sales.

North American revenues increased $14.0 million to $35.1 million in the second quarter of fiscal year 2000 from $21.1 million in the second quarter of fiscal year 1999. For the first six months of the current year, North American sales increased $25.1 million or 64% over the same period last year. International revenues increased $8.1 million to $22.6 million from the second quarter fiscal year 1999 to the second quarter fiscal 2000. The increase was a result of stronger sales in Japan, Asia Pacific and Europe. See Factors That May Affect Future Results of Operations - Risks of International Operations for additional information. The table below summarizes revenue by geography:


(In millions)                         Three months ended                       Six months ended
                                         September 30,                           September 30,
                              ---------------------------------        -------------------------------
                               1999          1998      % change         1999        1998      % change
North America                 $ 35.1       $ 21.1         66%          $ 64.6      $ 39.5         64%
     % of total revenues         61%          59%                         60%         58%

International                   22.6         14.5         56%            43.4        28.5         52%
     % of total revenues         39%          41%                         40%         42%

Total revenues                $ 57.7       $ 35.6                     $ 108.0      $ 68.0



GROSS MARGIN. Gross margin as a percentage of revenue for the three and six months ended September 30, 1999 were consistent with the respective periods of the prior year. Gross profit of $52.2 million for the second quarter of fiscal year 2000 in absolute dollars was up 62% over prior year, consistent with revenue growth. Gross margins may be adversely affected from time to time by the mix of distribution channels used by the Company, the mix of products sold and the mix of international versus domestic revenues.

SALES AND MARKETING. Sales and marketing expenses decreased as a percentage of revenues from 46% in the second quarter of fiscal year 1999 to 39% in the second quarter of fiscal year 2000, but increased in absolute dollars by 38% to $22.3 million. The increase in absolute dollars was primarily due to expenses related to sales and marketing headcount growth and advertising, marketing and infrastructure costs, in support of increased revenue. For the six months ended September 30, 1999 sales and marketing expenses decreased as a percentage of revenues from 46% in fiscal year 1999 to 40% in fiscal year 2000, but increased in absolute dollars from $31.5 million to $42.9 million, in support of increased revenue.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $4.6 million from $9.6 million in the second quarter of fiscal year 1999 to $14.2 million in the second quarter of fiscal year 2000, but decreased as a percentage of revenues from 27% to 25%. Research and development expenses increased in absolute dollars primarily due to headcount growth and the resulting increases in compensation and benefits and infrastructure costs. In addition, the Company incurred costs for acquisition and development of entertainment content for its consumer business, shockwave.com. For the six months ended September 30, 1999, research and development expenses increased $7.2 million to $26.3 million but decreased as a percentage of revenue from 28% to 24%.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.1 million, from $3.5 million in the second quarter of fiscal year 1999 to $4.6 million in the second quarter of fiscal year 2000. Expenses increased in the second quarter of fiscal year 2000 primarily due to headcount growth and the resulting increases in compensation and benefits and infrastructure costs. As a percentage of revenues, general and administrative costs decreased as a percentage of revenues from 10% in the second quarter of fiscal year 1999 to 8% in the second quarter of fiscal year 2000. For the six months ended September 30, 1999, general and administrative costs increased $2.3 million to $9.4 million, primarily due to headcount growth and increased expenses for the Company's annual report and expenses related to the sale of assets to Lotus Development Corp.(see Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7).

ACQUISITION RELATED EXPENSES. Writeoff of acquired technology expense of $2.8 million is for the acquisition of technology rights and other related software products from Starbase Corporation, as described in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 8.

Merger related expenses of $2.5 million relates to the pooling of interests acquisition of ESI Software, Inc., as described in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 2.

OTHER INCOME. Other income decreased from $1.3 million to $1.0 million in the second quarter of fiscal year 2000. For the six months ended September 30, 1999, other income decreased $0.3 million to $2.3 million. The majority of other income for both periods is investment and interest income.

PROVISION/BENEFIT FOR INCOME TAXES. The Company's provision for income taxes for the second quarter of fiscal year 2000 increased $0.2 million. The effective tax rate for the quarterly provision was 26% excluding the effect of the pooled losses of ESI Software, Inc. which effect was a combined rate of 30%. The effective tax rate for the quarterly provision for the quarter ended September 30, 1998 was 31%, excluding the effect of the pooled losses of ESI. The decrease in the effective tax rate reflects the utilization of research and experimentation tax credits and foreign operating results that were taxed at rates lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash, cash equivalents and short-term investments of $127.7 million. For the six months ended September 30, 1999, cash provided by operating activities of $23.9 million was primarily attributable to net income, depreciation and amortization, accrued liabilities and decreased stock option receivable; partially offset by an increase in accounts receivable. Cash used in investing activities of $22.7 million was used primarily to purchase and develop equipment and software for infrastructure growth, including for shockwave.com and for the purchase of short term investments. Cash provided by financing activities of $6.4 million is from the exercise of common stock options, offset by the acquisition of Treasury stock. Collectively, the above activity resulted in a net increase of $7.6 million from the March 31, 1999 balances of cash and cash equivalents. Working capital increased by $12.1 million from the March 31, 1999 balance of $104.5 million, to $116.6 million at September 30, 1999. The Company anticipates future capital expenditures of approximately $12.0 million for the remainder of fiscal year 2000.

During the first six months of fiscal year 2000, the Company made investments in property and equipment of $12.7 million. This amount includes $3.9 million related to the development of a new web infrastructure for sales and marketing, customer support, online product distribution and technical support for the entire Company, including shockwave.com. The costs capitalized under the project are comprised primarily of consulting fees for software development and related hardware and purchased software. Amortization of the first phase of the project began in the first quarter of fiscal year 2000 and approximated $0.8 million in the second fiscal quarter. Amortization will continue over a three-year period, and will increase as additional phases of the project are ready for use.

As of September 30, 1999, the Company had no borrowings outstanding.

The Company believes that existing cash and investments, together with cash generated from operations, will be sufficient to meet the Company's operating requirements through at least September 30, 2000.


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

INTENSE COMPETITION. The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions and enhanced services. A number of companies currently offer products and services that compete directly or indirectly with one or more of the Company's products. These companies include Adobe Systems Inc. (Adobe), Microsoft Corporation (Microsoft), Asymetrix Corporation, and Corel Corporation (Corel). As the Company competes with larger competitors such as Adobe and Microsoft across a broader range of product lines and different platforms, the Company may face increasing competition from such companies. In addition, the Company's consumer business competes and partners with a number of other Internet community, gaming and entertainment sites. Many of these businesses are much larger than the Company's consumer business, and they have more resources devoted to these business efforts. It is anticipated that the Company's consumer business will face competition from these other sites both for consumers and for advertising and other future revenue sources on which the future success of the consumer business is dependent.

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

      DEPENDENCE ON DISTRIBUTORS. A substantial majority of the Company's revenues is derived from the sale of its products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, original equipment manufacturers
(OEMs), hardware and software superstores, retail dealers, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 29% of revenues in the second quarter of fiscal year 2000 and 24% in fiscal year 1999. In addition, the next three distributors combined, two of which are international distributors, accounted for 19% of revenues in the period ending September 30, 1999. In the six month period ending September 30, 1998, in addition to Ingram Micro, Inc., three distributors, including two international distributors, accounted for 23% of total revenues. Internationally, the Company's products are sold through distributors. The Company's resellers generally offer products of several different companies, including in some cases, products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. In addition, the Company believes that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If the Company's distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on the Company's revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON TECHNOLOGY PLATFORMS. In the past, a majority of the Company's revenues was derived from its products for the Macintosh computing platform. Macintosh revenues accounted for 30% of product revenues for the first six months of fiscal year 2000, compared to 42% of revenues for all of fiscal year 1999. Although the relative percentage of Macintosh platform revenues will vary from quarter to quarter based on product release schedules, the Company remains heavily dependent on the sale of products for the Macintosh platform.

The success of the Company's product and consumer businesses is dependent upon the existence and future growth of the Internet as a business, entertainment and communications platform. A change in the Internet or the technology used for operation of the Internet or a decline in the growth of the Internet could have a material adverse effect on the Company's results of operations.

RISKS OF INTERNATIONAL OPERATIONS. For the first six months in fiscal 2000, the Company derived approximately 40% of its revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its revenues. The Company relies on distributors for sales of its products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

In addition, the Company's results may be adversely affected by worldwide economic events beyond the control of the Company, such as the prolonged economic downturn occurring in Japan. There can be no assurances that Japan's economy will recover in the near term or that the Company's results or growth rates in this geographic region will return to previous levels even if the recovery occurs. The Company's revenue from Japan declined from 21% of total revenue in fiscal 1997 to 15% in fiscal 1998, and to just 8% of total revenue in fiscal 1999. Revenues from Japan remained at 8% of total revenue for the first six months of fiscal year 2000.

The Company enters into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of September 30, 1999, there were no forward contracts outstanding; the Company, however, entered into additional forward contracts in October 1999. There can be no assurance that such contracts will adequately hedge the Company's exposure to currency fluctuations.

EURO CURRENCY. On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as the common legal currency and established fixed rates of conversion between their existing sovereign currencies and the Euro. The Euro will trade on currency exchanges and be available for non-cash transactions. A three-year transition period is expected during which transactions can be made in the old currencies. The conversion to the Euro will eliminate currency exchange risk between the member counties.

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

RISKS ASSOCIATED WITH ACQUISITIONS. Macromedia has grown in part because of combinations with other companies. The Company recently announced its intent to acquire Andromedia, Inc. and closed its acquisition of ESI Software, Inc. The Company also recently closed an agreement to dispose of certain assets from its Learning segment. There are integration risks associated with merging two companies including financial, administrative and cultural concerns. The Company will face these risks as well as the risks associated with the acceptance of the merged companies products and services. The failure to properly manage these risks may result in a material adverse effect on the Company's results of operations.

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

To mitigate this risk, the Company established a formal year 2000 program to oversee and coordinate the assessment, remediation, testing and reporting activities related to this issue. The Company believes that the possibility of significant interruptions of normal operations should be reduced as a result of the project.

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

The total cost of the year 2000 program approximated $0.8 million. As of the end of the second quarter of fiscal year 2000, approximately 100% of the total estimated year 2000 program costs have been incurred. The funding for the year 2000 program was provided as a normal operating expense (except in the case of any new capital hardware, which is being funded from standard capital budgets).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. As stated in its policy, the Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default and market risks. The Company places its investments with high credit-quality issuers, and the portfolio includes only high quality marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company does not use derivative financial instruments in its investment portfolio. All investments have a fixed or floating interest rate and are carried at market value, which approximates cost.


The table below represents carrying amounts, fair value and related weighted average effective interest rates by year of maturity for the Company's investment portfolio as of September 30, 1999.




(in thousands)                        2000        2001         2002      2003 and      Total        Fair
                                                                        Thereafter                  Value
----------------------------------------------------------------------------------------------------------
Cash equivalents                      $ 11,285                                       $ 11,285     $ 11,285
       Average interest rate              5.13%                                          5.13%

Short-term investments                $ 41,958    $ 34,953     $ 15,200              $ 92,111     $ 92,004
       Average interest rate              5.13%       5.23%        5.80%                 5.26%

Total investment securities           $ 53,243    $ 34,953     $ 15,200             $ 103,396    $ 103,289


The Company also has loans outstanding to related parties totaling $8.0 million as of September 30, 1999. The stated loan amounts approximate fair value.

FOREIGN CURRENCY RISK

The Company transacts business in various foreign currencies, primarily in Japan and certain European countries. The Company has established a foreign currency hedging program using foreign currency exchange contracts to hedge foreign-currency-denominated financial assets, and probable anticipated, but not firmly committed, transactions. The goal of this hedging program is to economically manage the exchange rates on the Company's foreign currency exposures that principally arise from the transactions denominated in Japanese Yen and various European currencies. Under this program, increases or decreases in the Company's foreign currency denominated financial assets are partially offset by gains or losses of the hedging instruments. Because the Company's functional currency is the U.S. dollar, all foreign currency gains and losses, including unrealized gains and losses resulting from the mark-to-market of forward contracts, are included in current period net income in accordance with FAS 52. The Company does not use foreign currency forward exchange contracts for trading purposes.

As of September 30, 1999, all of the Company's forward contracts were settled. On October 1, 1999, the Company entered into additional forward contracts for various foreign currencies. As of September 30, 1999, the gross gains and losses from the settled contracts were not significant.

MARKET PRICE RISK

The Company is exposed to market risk from changes in the price of its equity securities available-for-sale, which were recorded at a fair value of approximately $0.6 million at September 30, 1999. The equity investments held by the Company has exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 10% in quoted market prices. This hypothetical change would reduce the Company's investments as well as unrealized gains on investment securities available for sale which are included as a component of stockholders' equity. This hypothetical change would have an immaterial effect on the recorded value of the Company's investment securities available for sale.

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

Item 2. Changes in Securities and Use of Proceeds

On September 30, 1999, the Company closed its acquisition of ESI Software, Inc. In exchange for all of the capital stock, options and warrants of ESI, the Company issued 635,000 shares of common stock, options and warrants to the securityholders of ESI. The shares, options and warrants of the Company were issued in reliance on the exemption from registration set forth in
Section 3(a)(10) of the Securities Act of 1933. No underwriters were involved in the transaction.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number                                    Exhibit Title
-------                                   -------------

  27.01   -    Financial Data Schedule




         (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended September 30, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MACROMEDIA, INC.
                                  (Registrant)




Date: November 12, 1999           /s/ Robert K. Burgess

                                  Robert K. Burgess
                                  President and Chief Executive Officer



Date: November 12, 1999           /s/ Elizabeth A. Nelson

                                  Elizabeth A. Nelson
                                  Senior Vice President and Chief Financial
                                  Officer