Form 10-Q
period 1999-12-31
MACROMEDIA INC
filed 2000-02-14
CIK 913949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from __ to __

                        COMMISSION FILE NO. 000-22688

                               MACROMEDIA, INC.
                           (A DELAWARE CORPORATION)

                                   DELAWARE
                I.R.S. EMPLOYER IDENTIFICATION NO. 94-3155026

                              600 TOWNSEND STREET
                        SAN FRANCISCO, CALIFORNIA 94103

                                (415) 252-2000


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

As of January 31, 2000, there were outstanding 49,315,514 shares of the Registrant's Common Stock, par value $0.001 per share.

                                MACROMEDIA, INC. AND SUBSIDIARIES

                                             INDEX

                                                                                       Page
                                                                                       ----
PART  I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                  December 31, 1999 and March 31, 1999                                   3

                  Condensed Consolidated Statements of Operations
                  Three and Nine Months Ended December 31, 1999 and 1998                 4

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 1999 and 1998                           5

                  Notes to Condensed Consolidated Financial Statements                   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   18



PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                            19

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                    20

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                              20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          20

ITEM 5.    OTHER INFORMATION                                                            20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                             20


           SIGNATURES                                                                   22



PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                        MACROMEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)


                                                                     December 31,      March 31,
                                                                         1999             1999
                                                                     ------------    -------------
ASSETS

Current assets:
           Cash and cash equivalents                                 $    42,565      $    29,459
           Short-term investments                                         79,420           81,698
           Accounts receivable, net                                       29,684           13,971
           Inventory, net                                                    957              615
           Prepaid expenses and other current assets                      11,241           13,911
           Deferred tax assets, short-term                                 6,512            6,899
                                                                     -----------      -----------
                      Total current assets                               170,379          146,553
Land and building, net                                                    19,174           19,945
Other fixed assets, net                                                   35,934           22,868
Other long-term assets                                                    24,005           13,129
                                                                     -----------      -----------
                      Total assets                                   $   249,492      $   202,495
                                                                     ===========      ===========


LIABLITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts payable                                          $     2,803      $     5,995
           Accrued liabilities                                            30,663           23,272
           Unearned revenue                                                9,992            7,490
           Accrued Income tax liability                                    9,008            4,139
           Other current liabilities                                         935              290
                                                                     -----------      -----------
                      Total current liabilities                           53,401           41,186
           Deferred tax liabilities, long-term                            -                   222
           Other long-term liabilities                                       390              465
                                                                     -----------      -----------
                      Total liabilities                              $    53,791      $    41,873
                                                                     -----------      -----------

Manditorily redeemable convertible preferred stock                        -                13,591
                                                                     -----------      -----------

Stockholders' equity:
           Preferred stock, par value $0.001 per share; 5,000,000
              shares authorized; 0 and 580,860 shares issued and
              outstanding as of December 31, 1999 and March 31, 1999
              respectively                                                -                -
           Common stock, par value $0.001 per share; 80,000,000
              shares authorized; 49,328,175 and 43,590,205 shares
              issued and outstanding as of December 31, 1999 and
              March 31, 1999 respectively                                     48               43
           Treasury stock, at cost; 1,817,500 and 1,620,000 shares as of
              December 31, and March 31, 1999, respectively              (33,649)         (25,445)
           Deferred compensation                                          (2,080)          (1,544)
           Additional paid-in capital                                    260,971          203,431
           Accumulated other comprehensive income                            505               38
           Accumulated deficit                                           (30,094)         (29,492)
                                                                     -----------        ---------
              Total stockholders' equity                                 195,701          147,031
                                                                     -----------        ---------
     Total liabilities and stockholders' equity                      $   249,492        $ 202,495
                                                                     ===========        =========


    See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                             Three months ended      Nine months ended
                                               December 31,             December 31,
                                         ------------------------  ----------------------
                                            1999          1998        1999       1998
                                         ----------    ----------  ----------  ----------


Revenues                                  $  65,504     $  38,827   $ 177,365   $ 107,463
Cost of revenues                              8,025         3,976      21,024      10,621
                                         -----------    ----------  ----------  ----------
            Gross profit                     57,479        34,851     156,341      96,842
Operating expenses:
  Sales and marketing                        26,929        19,226      75,801      52,538
  Research and development                   15,653        10,318      43,980      30,416
  General and administrative                  5,558         3,849      16,649      11,917
  Acquisition related expenses                6,256          -         11,516        -
  Non-cash compensation                         305           108         955         153
  Amortization of intangibles                   249          -            758        -
                                         -----------    ----------  ----------  ----------
           Total operating expenses          54,950        33,501     149,659      95,024
                Operating income              2,529         1,350       6,682       1,818
Other income, net                             1,793         1,351       4,184       3,934
                                         -----------    ----------  ----------  ----------
Income before income taxes                    4,322         2,701      10,866       5,752
Provision for income taxes                    3,050         1,867       7,642       5,072
                                         -----------    ----------  ----------  ----------
                  Net income                  1,272           834       3,224         680
                                         -----------    ----------  ----------  ----------


Accretion on convertible
  redeemable preferred stock                 (1,357)          (52)     (2,538)        (52)


Net income (loss) attributable to common
  stockholders                            $     (85)    $     782   $     686   $     628
                                         ===========   =========== =========== ===========
Net income (loss) per share
         Basic                            $    -        $    0.02   $    0.02   $    0.02
                                         ===========   =========== =========== ===========
         Diluted                          $    -        $    0.02   $    0.01   $    0.01
                                         ===========   =========== =========== ===========


Shares used in calculating net income
  (loss) per share
         Basic                               45,346        39,985      43,367      39,785
                                         ===========   =========== =========== ===========
         Diluted                             45,346        47,516      51,565      46,269
                                         ===========   =========== =========== ===========




     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                Nine months ended December 31,
                                                                                ------------------------------
                                                                                     1999            1998
                                                                                -------------    -------------
Cash flows from operating activities:
   Net income                                                                   $       3,224    $         680
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                   11,090            6,308
       Writeoff of fixed assets related to merger                                         191           -
       Deferred income taxes                                                              165           -
       Tax benefit from employee stock plans                                            2,759           -
       Deferred compensation                                                            1,258               (27)
       Changes in operating assets and liabilities:
         Accounts receivable, net                                                     (15,713)           (5,279)
         Inventory, net                                                                  (342)              209
         Prepaid expenses and other current assets                                      2,670            (6,992)
         Accounts payable                                                              (3,192)           (1,377)
         Accrued liabilities                                                            7,391             4,740
         Unearned revenue                                                               2,502             6,598
         Income tax liability                                                           4,869             5,629
         Other long-term liabilities                                                      (75)             (151)
                                                                                -------------    --------------
           Net cash provided by operating activities                            $      16,797    $       10,338
                                                                                -------------    --------------

Cash flows from investing activities:
       Capital expenditures                                                           (23,118)           (8,366)
       Proceeds from sale of fixed assets                                                 625               961
       Purchase of investments                                                        (93,714)          (79,383)
       Maturities and sales of short-term investments                                  96,459           100,132
       Purchase of investments                                                        (10,000)           -
       Purchase of other long-term assets                                              (1,959)           (2,791)
                                                                                -------------    --------------
           Net cash used in investing activities:                               $     (31,707)   $       10,553
                                                                                -------------    --------------

Cash flows from financing activities:
       Proceeds from issuance of preferred stock                                       15,734            13,128
       Proceeds from issuance of common stock                                          23,667            14,578
       Proceeds from borrowings                                                           999             1,096
       Payments on borrowings                                                            (354)             (786)
       Proceeds from issuance of convertible notes payable                             -                  1,627
       Acquisition of treasury stock                                                   (8,204)          (11,407)
                                                                                -------------    --------------
           Net cash provided by financing activities                                   31,842            18,236
                                                                                -------------    --------------
Increase in cash and cash equivalents                                                  16,932            39,127
Inclusion of Andromedia's net cash activity for the excluded
   three months ended March 31, 1999                                                   (3,826)           -
Cash and cash equivalents, beginning of period                                         29,459            11,772
                                                                                -------------    --------------
Cash and cash equivalents, end of period                                        $      42,565    $       50,899
                                                                                -------------    --------------
                                                                                -------------    --------------
Supplemental disclosure of cash flow information:
                                                                                $          55    $           39
      Cash paid for interest                                                    -------------    --------------
                                                                                -------------    --------------
                                                                                $       -        $        -
      Cash paid for taxes                                                       -------------    --------------
                                                                                -------------    --------------


     See accompanying ntoes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

Macromedia's software business develops, markets and supports software and services for creating, managing and displaying Web content in addition to providing solutions for personalizing and analyzing Websites. The Company's new consumer business, shockwave.com, designs, develops and markets aggregated content, products and services to provide and expand online entertainment on the Web. Macromedia sells its products through a network of distributors, value-added resellers (VARs), its own sales force and Web site, and to original equipment manufacturers (OEMs) in North America, Europe, Asia Pacific and Latin America. In addition, the Company derives revenues from advertising on its Web sites, and from software maintenance and technology licensing agreements.

2. BASIS OF PREPARATION

The condensed consolidated financial statements at December 31, 1999 and for the three and nine months ended December 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results for the fiscal year ending March 31, 2000 or any other future periods.

3. BUSINESS COMBINATIONS

ANDROMEDIA, INC.

On October 6, 1999, Macromedia, Inc., Andromedia, Inc., and Peak Acquisition Corp., a wholly-owned subsidiary of Macromedia ("Sub"), entered into an Agreement and Plan of Reorganization under which Macromedia acquired Andromedia by exchanging all of the outstanding capital stock, options, and warrants of Andromedia for approximately 5.2 million shares of common stock, options, and warrants of Macromedia. The merger closed on December 1, 1999. As a result of the acquisition of Andromedia, Sub was merged with and into Andromedia and Andromedia remains as the surviving corporation and wholly-owned subsidiary of Macromedia. The transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the accounts and results of operations for Andromedia. Andromedia develops e-marketing software that enables companies to implement an integrated solution to analyze the success of their Web marketing efforts and to personalize their e-commerce offering based on customers' needs in real-time.

In conjunction with the merger, the Company incurred direct merger-related expenses of approximately $1.5 million, including investment banker fees, legal and other professional fees, and severance. The Company also incurred costs of $2.3 million relating to Andromedia's public offering process, which was terminated upon the merger with Macromedia. These costs included investment banker fees, legal and other professional fees, and printing costs.

Included in the capital stock of Andromedia was 9.2 million shares of redeemable convertible preferred stock at a par value of $0.001 per share. These shares were redeemable at the higher of original issuance price or fair market value at or any time after February 1, 2004. Accordingly, the Company is increasing the carrying amount of the instruments through periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount on February 1, 2004.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below. Revenues and net loss for Andromedia subsequent to September 30, 1999 are included with Macromedia's financial results. Revenue and net loss for ESI Software, Inc. subsequent to June 30, 1999 are included with Macromedia's financial results (see discussion below regarding ESI Software, Inc. acquisition) (in thousands).

                                     Nine Months Ended December 31,

     Revenues:                          1999                 1998
                                    ----------           ----------
                                    (Unaudited)          (Unaudited)
     Macromedia                     $  172,149           $  105,789
     Andromedia                          3,875                1,066
     ESI Software                        1,341                  608
                                    ----------           ----------
       Combined                     $  177,365           $  107,463
                                    ==========           ==========


     Net Income (Loss)
     Attributable To Common
     Stock Holders:                     1999                 1998
                                    ----------           ----------
                                    (Unaudited)          (Unaudited)
     Macromedia                     $   11,831           $   12,441
     Andromedia                        (10,486)              (6,038)
     ESI Software                         (659)              (5,775)
                                    ----------           ----------
       Combined                     $      686           $      628
                                    ==========           ==========

Prior to the combination, Andromedia's fiscal year ended on December 31. In recording the pooling of interests combination, Andromedia's financial statements for the nine months ended December 31, 1999 were combined with Macromedia's financial statements for the same period and Andromedia's financial statements for the nine months ended September 30, 1998 were combined with Macromedia's financial statements for the nine months ended December 31, 1998. The combined balance sheet as of December 31, 1999 combines the assets, liabilities and stockholders' equity of Macromedia with Andromedia on that date, whereas the combined balance sheet as of March 31, 1999 combines the assets, liabilities and stockholders' equity of Macromedia on that date with Andromedia's balance sheet as of December 31, 1998. An adjustment has been made to the consolidated condensed statements of stockholders' equity and cash flows to include Andromedia's results of operations for the three months ended March 31, 1999. Andromedia's revenue and net loss for the three months ended March 31, 1999 was $1.1 million and $3.8 million, respectively.

TIME4.COM

On December 22, 1999, the Company acquired certain technology rights of Time4.com, Inc. (Time4), a software development company located in Minnesota, for $1.9 million in cash. The acquisition was accounted for under the purchase method; accordingly, the results of operations of Time4 have been included in the Company's consolidated financial statements from the date of acquisition. As a result of the acquisition, the Company wrote off approximately $1.8 million of rights relating to Time4's preliminary technology as the Company determined that the technology does not have any alternative future uses. The Company has capitalized approximately $0.1 million associated with the value of non-compete agreements for Time4's principal employees. The amount will be amortized on a straight-line method over a period of 3.5 years.

ESI SOFTWARE, INC.

On July 8, 1999, Macromedia, Inc., ESI Software, Inc., a California corporation ("ESI"), and Dynamo Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Macromedia ("Sub"), entered into an Agreement and Plan of Reorganization, under which Macromedia acquired ESI by exchanging all of the outstanding capital stock, options and warrants of ESI for approximately 635,000 shares of common stock, options and warrants of

Macromedia (as valued on July 8, 1999). The merger closed on September 30, 1999. As a result of the acquisition of ESI, Sub was merged with and into ESI and ESI remains as the surviving corporation and a wholly-owned subsidiary of Macromedia. The transaction has been accounted for as a pooling of interests and is a tax-free reorganization. ESI developed and marketed software that enabled users to build advanced, interactive, business-oriented Web applications. Macromedia is continuing to conduct ESI's business following the acquisition.

In conjunction with the merger, the Company incurred direct merger-related expenses of approximately $0.6 million and $3.1 million, including expenses for bonuses contingent upon closing of the merger agreement, legal and other professional fees, personnel severance and relocation of employees, during the three and nine months ended December 31, 1999, respectively.

Prior to the combination, ESI's fiscal year ended on June 30. The financial statements of Macromedia have been restated to include the financial position and results of operations of ESI for all periods presented. The restated statements of operations for the three and nine months ended December 31, 1999 and 1998 include Macromedia's and ESI's results of operations for those periods. The combined balance sheets as of December 31, 1999 and March 31, 1999 combines the assets, liabilities and stockholders' equity of Macromedia with ESI on those dates. During the nine months ended December 31, 1999, the Company purchased product from ESI pursuant to a distribution agreement. This transaction was eliminated upon consolidation. For the three months ending June 30, 1999 and 1998, ESI's revenues were $1.3 million and $0.1 million, respectively, and net loss was $0.7 million and $2.1 million for the same periods, respectively.

STARBASE CORPORATION

In July 1999, the Company acquired certain technology rights and other related software products from Starbase Corporation for $2.8 million. The Company intends to utilize these assets in the research and development of a single future product. As the Company has determined that these assets do not have an alternative future use outside of the research being performed for the future product, the Company has charged the entire $2.8 million to acquisition related expense in the quarter ended September 30, 1999.

4. EARNINGS PER SHARE

"Basic" earnings per share is calculated by dividing net income available to common stockholders by the weighted average common shares outstanding during the period. "Diluted" earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, the funds collected for the employee stock purchase plan were used to purchase treasury shares and if the preferred stock and warrants of ESI and Andromedia were converted into common stock. Restricted stock subject to repurchase provisions are also included in the diluted earnings per share calculation.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computation for the period presented (in thousands):


                                         Three months ended                    Nine months ended
                                             December 31,                          December 31,
                                      --------------------------           ----------------------------
                                         1999            1998                  1999             1998
Shares used in basic net income per
  share computation                       45,346         39,985                 43,367          39,785

Effect of dilutive potential common
  shares                                    -             7,531                  8,198           6,484
                                      -----------------------------------------------------------------

Shares used in diluted net income per
  share computation                       45,346         47,516                 51,565          46,269
                                      =================================================================


The table below presents common stock equivalents that are excluded from the diluted net income (loss) per share calculation because their effects would be antidilutive (in thousands):



                                         Three months ending                   Nine months ending
                                             December 31,                          December 31,
                                         1999            1998                  1999            1998
                                     -------------   ------------          -------------   ------------
Preferred stock                            1,838           -                      -               -
Options                                    8,103             31                     50             71
Warrants                                      65           -                      -               -
Restricted stock                              23           -                      -               -
                                     -------------   ------------          -------------   ------------
                                          10,029             31                     50             71
                                     =============   ============          =============   ============



The preferred stock from the Andromedia acquisition is included in basic earnings per share on a weighted-average basis throughout the quarter ended December 31, 1999. The weighted average exercise price of the antidilutive options approximated $81.82 and $34.90 for the three months ending December 31, 1999 and 1998, respectively, and $64.61 and $35.55 for the nine months ended December 31, 1999 and 1998, respectively.

5. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. The following table sets forth the calculation of comprehensive income, net of tax (in thousands):


                                                                Three months ended               Nine months ended
                                                                   December 31,                     December 31,
                                                                1999           1998              1999         1998
----------------------------------------------------------------------------------------------------------------------------
         Net income                                            $1,272          $834             $3,224        $680
         Unrealized gain on securities                             96            61                233          75
                                                        --------------------------------------------------------------------

         Comprehensive income                                  $1,368          $895             $3,457        $755
                                                        ====================================================================



6. INCOME TAXES

The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such an estimate reflects an effective tax rate lower than the federal statutory rate primarily because of utilization of research and experimentation tax credits, and foreign operating results, which are taxed at rates other than the U.S. statutory rate. The effective rate used for the three and nine months ended December 31, 1999 on normalized operations was 26%, excluding the effect of the pre-merger net losses of Andromedia, Inc. and ESI Software, Inc. which effect was a rate of increase of an additional 44%, resulting in an overall effective rate of 71%.

7. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Macromedia has two segments which offer different product lines: Software and shockwave.com, the Company's new consumer business. The Software division develops software that creates Web site layout, graphics and rich media content for Internet users and solutions for analyzing Web traffic and personalizing Web sites. Shockwave.com designs, develops and markets aggregated content, products and services to provide online entertainment on the Web. The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies in the annual report on Form 10-K for the year ended March 31, 1999. For the three and nine months ended December 31, 1998, the Company did not internally report shockwave.com as a separate segment. The Company does not allocate assets to its individual operating segments.

During the quarter ended September 30, 1999, the Company sold certain assets relating to the Company's Pathware product line, which comprised a majority of the Learning division (see Note 7). Revenue and expenses related to products remaining in the Learning division after the transaction were realigned and are currently evaluated as part of the Software segment. Prior periods presented below have been restated to include the Learning division in Software, resulting in one segment for the three and nine months ending December 31, 1998.

Information about reported segment income or loss in the three and nine months ended December 31, 1999 is as follows (in thousands):



                                       SOFTWARE         SHOCKWAVE.COM         TOTAL
           Three months ended
           December 31, 1999
------------------------------------------------------------------------------------------------
Revenues                             $     61,993       $      3,511      $     65,504
Cost of revenues                            7,046                979             8,025
                                    ------------------------------------------------------------
Gross margin                         $     54,947       $      2,532      $     57,479

Direct operating expenses                  41,259              6,881            48,140
Acquisition related expenses and
   certain non cash charges                 6,810               -                6,810
                                    ------------------------------------------------------------
Total operating margin               $      6,878       $     (4,349)     $      2,529

           Nine months ended
           December 31, 1999
------------------------------------------------------------------------------------------------
Revenues                             $    170,738       $      6,627      $    177,365
Cost of revenues                           18,933              2,091            21,024
                                    ------------------------------------------------------------
Gross margin                         $    151,805       $      4,536      $    156,341

Direct operating expenses                 120,732             15,698           136,430
Acquisition related expenses and
   certain non cash charges                13,229               -               13,229
                                    ------------------------------------------------------------
Total operating margin               $     17,844       $    (11,162)     $      6,682


Information about reported segment income or loss for the three and nine months ended December 31, 1998 is as follows (in thousands):



                                            SOFTWARE
           Three months ended
           December 31, 1998
-------------------------------------------------------------
Revenues                               $              38,827
Cost of revenues                                       3,976
                                      ----------------------
Gross margin                           $              34,851

Direct operating expenses                             33,501
                                      ----------------------
Contribution margin                    $               1,350

           Nine months ended
           December 31, 1998
-------------------------------------------------------------
Revenues                               $             107,463
Cost of revenues                                      10,621
                                      ----------------------
Gross margin                           $              96,842

Direct operating expenses                             95,024
                                      ----------------------
Contribution margin                    $               1,818


A reconciliation of the totals reported for the combined operating segments to the applicable line items in the consolidated financial statements for the three and nine months ended December 31, 1999 and 1998 is as follows (in thousands):


Three months ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                 1999                    1998
---------------------------------------------------------------------------------------------------------------------
Total operating margin from operating segment(s)                                    $2,529                  $1,350

                                                                        -------------------------------------------
Other income                                                                         1,793                   1,351
                                                                        -------------------------------------------
Income before taxes                                                                 $4,322                  $2,701
                                                                        ===========================================


Nine months ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                 1999                    1998
---------------------------------------------------------------------------------------------------------------------

Total operating margin from operating segment(s)                                    $6,682                  $1,818
Other income                                                                         4,184                   3,934
                                                                        -------------------------------------------
Income before taxes                                                                $10,866                  $5,752
                                                                        ===========================================



8. AGREEMENT WITH LOTUS DEVELOPMENT CORPORATION

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

9. INVESTMENTS

During the quarter ended December 31, 1999, on behalf of shockwave.com, Macromedia made strategic preferred stock investments in two companies, Stan Lee Media, a publicly held company traded on NASDAQ, and Mondo Media Productions, Inc. a venture-backed company. Both companies will provide Web content to shockwave.com. Both investments are being accounted for under the cost method.

10. SUBSEQUENT EVENT

On December 1, 1999, the Company's wholly owned subsidiary, shockwave.com, entered into an agreement to issue Series B Preferred Stock in exchange for approximately $44 million, net of issuance costs. On January 18, 2000, the transaction closed and the Company received the funding from various venture partners and issued 9.1 million preferred shares at a par value of $.001 per share. The Series B Preferred Stock will be presented in future periods as a minority interest in the subsidiary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements such as statements of the Company's expectations, plans, objectives and beliefs. These forward-looking statements are subject to material risks and uncertainties discussed in this Form 10-Q, including those set forth under Factors that May Affect Future Results of Operations, contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. As a result, the Company's actual results could differ materially from those described in the forward-looking statements.

RESULTS OF OPERATIONS

Macromedia operates in  two segments: software and shockwave.com.
Macromedia's software business develops, markets and supports software and services for creating, managing and displaying Web content in addition to providing solutions for personalizing and analyzing Web sites. The Company's new consumer business, shockwave.com, designs, develops and markets aggregated content, products and services to provide and expand online entertainment on the Web. Shockwave.com is a start-up business and requires heavy investment to support its operations. For the three months ended December 31, 1999, the software business' operating margin before acquisition related charges and certain non-cash charges approximated $13.7 million, or 22%, whereas shockwave.com's operating loss approximated $4.3 million or 124%.

REVENUES. Macromedia sells its products through a network of distributors, value-added resellers (VARs), its own sales force and Web site, and to original equipment manufacturers (OEMs) in North America, Europe, Asia Pacific and Latin America. In addition, the Company derives revenues from advertising on its Web sites, and from software maintenance and technology licensing agreements.

Revenues increased $26.7 million or 69% in the third quarter of fiscal year 2000 as compared to the same period in fiscal year 1999. Revenues generated by the software segment grew by $23.2 million to $62.0 million from $38.8 million for the third quarter in fiscal year 1999. The majority of the increase in third quarter revenue from fiscal year 1999 to fiscal year 2000 is attributable to increased sales of Dreamweaver, Flash, and Fireworks, offset by a decrease in Freehand and Director sales due to product cycle timing. Shockwave.com revenues contributed approximately $3.5 million to total revenues during the quarter ended December 31, 1999. Comparing the first nine months of fiscal year 2000 over the same period last year, revenues increased $69.9 million or 65% due to increased sales of Dreamweaver, Flash, Fireworks and Director, offset by a decrease in Freehand sales.

North American revenues increased $17.3 million to $40.4 million in the third quarter of fiscal year 2000 from $23.1 million in the third quarter of fiscal year 1999. For the first nine months of the current year, North American sales increased $45.3 million or 72% over the same period last year. International revenues increased $9.4 million to $25.1 million from the third quarter fiscal year 1999 to the third quarter fiscal year 2000. The increase was a result of stronger sales in Europe and Asia Pacific (See Factors That May Affect Future Results of Operations - Risks of International Operations for additional information.) The table below summarizes revenue by geography:


                                Three months ended December 31,       Nine months ended December 31,
(in millions)                     1999        1998     % change        1999         1998     % change
                                --------    --------   ---------    ---------    ---------   ---------

North Amercia                   $  40.4     $  23.1       75%       $  108.6     $   63.2       72%
  % OF TOTAL REVENUES                62%         60%                      61%          59%

International                      25.1        15.7       60%           68.8         44.3       55%
  % OF TOTAL REVENUES                38%         40%                      39%          41%

      TOTAL REVENUES            $  65.5     $  38.8       69%       $  177.4     $  107.5       65%


GROSS MARGIN. Gross margin as a percentage of revenue for the software business for the three months ended December 31, 1999 declined slightly from 90% in the same period in the prior year to 89% in the current year, primarily due to higher training and consulting expense. Gross margins as a percentage of revenues for shockwave.com for the three months ended December 31, 1999 approximated 71%. Gross margins for shockwave.com are primarily affected by commissions expense associated with advertising for shockwave.com. Gross profit for the total Company increased 65% over the prior year to $57.5 million in the third quarter fiscal year 2000, consistent with revenue growth. Gross margins may be adversely affected from time to time by the mix of distribution channels used by the Company, the mix of products sold and the mix of international versus domestic revenues.

SALES AND MARKETING. Sales and marketing expenses decreased as a percentage of revenues from 50% in the third quarter of fiscal year 1999 to 41% in the third quarter of fiscal year 2000, but increased in absolute dollars by $7.7 million to $26.9 million. The increase in absolute dollars was primarily due to expenses related to headcount growth and infrastructure costs in support of increased revenue, and direct marketing related to third quarter product launches. For the nine months ended December 31, 1999 sales and marketing expenses decreased as a percentage of revenues from 49% in fiscal year 1999 to 43% in fiscal year 2000, but increased in absolute dollars from $52.5 million to $75.8 million, in support of increased revenue.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $5.4 million from $10.3 million in the third quarter of fiscal year 1999 to $15.7 million in the third quarter of fiscal year 2000, but decreased as a percentage of revenues from 27% to 24%. Research and development expenses increased in absolute dollars primarily due to headcount growth and the resulting increases in compensation and benefits and infrastructure costs. In addition, the Company incurred costs for acquisition and development of entertainment content for its consumer business, shockwave.com. For the nine months ended December 31, 1999, research and development expenses increased $13.6 million to $44.0 million but decreased as a percentage of revenue from 28% to 25%.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.8 million, from $3.8 million in the third quarter of fiscal 1999 to $5.6 million in the third quarter of fiscal year 2000. Expenses increased in the third quarter of fiscal year 2000 primarily due to headcount growth and the resulting increases in compensation and benefits and infrastructure costs. As a percentage of revenues, general and administrative costs remained the same at 9% in the third quarter of fiscal year 2000 and 1999. For the nine months ended December 31, 1999, general and administrative costs increased $4.7 million to $16.6 million, also primarily due to headcount growth and related increased expenses.

ACQUISITION RELATED EXPENSES. The Company incurred acquisition related expenses during the three and nine months ended December 31, 1999 of $4.4 million and $6.9 million, due to the pooling of interests acquisition of Andromedia, Inc. and ESI Software, Inc. (Notes to Condensed Consolidated Financial Statements, see Note 2.)

The Company recorded acquisition related expenses of $6.3 million and $11.5 million for the three and nine months ended December 31, 1999. Additionally, the Company charged $4.6 million to expense for the write off of acquired technology rights and other related software products from Time4.com and Starbase Corporation (Notes to Condensed Consolidated Financial Statements, see Note 2.)

NON CASH COMPENSATION. Both Andromedia, Inc. and ESI Software, Inc. granted certain stock options to officers and employees at prices deemed to be below fair value of the underlying stock at the date of grant. The cumulative differential between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $3.6 million. This amount is being amortized over the four year vesting period of the options, which will continue through 2003.

AMORTIZATION OF INTANGIBLES. Amortization of acquired intangible assets consists primarily of intangible assets acquired as a part of Andromedia's LikeMinds acquisition in October 1998. These intangible assets are being amortized over their estimated weighted average remaining economic life of 1.25 years.

OTHER INCOME. Other income increased from $1.4 million to $1.8 million in the third quarter of fiscal year 2000. For the nine months ended December 31, 1999, other income increased $0.3 million to $4.2 million. The majority of other income for both periods was investment gains and interest income.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the third quarter of fiscal year 2000 increased $1.2 million. The effective tax rate on normalized operations for the quarterly provision was 26% excluding the effect of the pre-merger net losses of Andromedia, Inc. and ESI Software, Inc. which effect was an increase of 45%, resulting in an overall effective rate of 71% for the quarter. The decrease in the effective tax rate reflects the utilization of research and experimentation tax credits and foreign operating results that were taxed at rates lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1999, the Company had cash, cash equivalents and short-term investments of $122.0 million. For the nine months ended December 31, 1999, cash provided by operating activities of $16.8 million was primarily attributable to, depreciation and amortization, increased accrued liabilities, increased income tax liability and net income; partially offset by an increase in accounts receivable. Cash used in investing activities of $31.7 million was used primarily to purchase and develop equipment and software for infrastructure growth, including for shockwave.com, and for the purchase of investments. Cash provided by financing activities of $31.8 million is from the exercise of common stock options and issuance of preferred stock, offset by the acquisition of Treasury stock. Collectively, the above activity resulted in a net increase of $16.9 million from the March 31, 1999 balances of cash and cash equivalents. Working capital increased by $11.6 million from the March 31, 1999 balance of $105.4 million, to $117 million at December 31, 1999. The Company anticipates future capital expenditures of approximately $7.0 million for the remainder of fiscal year 2000.

During the first nine months of fiscal year 2000, the Company made investments in property and equipment of $23.1 million. This amount includes $4.7 million related to the development of a new Web infrastructure for sales and marketing, customer support, online product distribution and technical support for the entire Company, including shockwave.com. The costs capitalized under the project are comprised primarily of consulting fees for software development and related hardware and purchased software. Amortization of the first phase of the project began in the first quarter of fiscal year 2000 and approximated $0.7 million in the third fiscal quarter. Amortization will continue over a three-year period, and will increase as additional phases of the project are ready for use.

In conjunction with the combination with Andromedia, Inc., the Company assumed a $2.0 million accounts receivable revolving line of credit with a financial institution. There are currently no borrowings outstanding under this line, and the Company intends to close the line. The Company was also assigned a $1.0 million equipment line of credit and an outstanding term loan, both with the same financial institution. As of December 31, 1999, outstanding debt approximated $1.2 million on these loans, which were fully paid by the Company subsequent to December 31, 1999.

The Company believes that existing cash and investments, together with cash generated from operations, will be sufficient to meet the Company's operating requirements through at least December 31, 2000.


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

INTENSE COMPETITION. The markets for the Company's products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions and enhanced services. A number of companies currently offer products and services that compete directly or indirectly with one or more of the Company's products. With respect to the Company's software segment, competitors include Adobe Systems Inc., Microsoft Corporation, Corel Corporation. Accrue Software, Inc. and Net Perceptions, Inc. As the Company competes with larger competitors such as Adobe and Microsoft across a broader range of product lines and different platforms, the Company may face increasing competition from such companies. In addition, the Company's shockwave.com subsidiary competes with a number of other Internet community, gaming and entertainment sites including Disney, Warner Brothers, Gamesville, Digital Entertainment Network, America On Line and Yahoo. Many of these businesses are much larger than the Company's consumer business, and they have more resources devoted to these business efforts. It is anticipated that the Company's consumer business will face competition from these other Web sites both for consumers and for advertising and other future revenue sources on which the future success of the consumer business is dependent.

RAPIDLY CHANGING TECHNOLOGY. The developing digital media, Internet and online services markets, and the personal computer industry are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. The Company must continuously update its existing products, services and content to keep them current with changing technology and consumer tastes and must develop new products, services and content to take advantage of new technologies and consumer preferences that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to increase functionality of existing products and services in a timely manner and to develop new products and services that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards, and provide additional functionality. There can be no assurance that the Company will be successful in these efforts.

FLUCTUATIONS OF OPERATING RESULTS; PRODUCT INTRODUCTION DELAYS. The Company's quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements by the Company. A substantial portion of the Company's revenues is derived from its products. The Company has in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. In addition, the Company has only recently entered the eMarketing Software products market through its acquisition of Andromedia in December, 1999 and has not released new versions or enhancement of these products to date. If the Company was unable, due to resource constraints or technological or other reasons, to develop and introduce products in a timely manner, this inability could have a material adverse effect on the Company's results of operations. If the Company does not ship new versions of its products as planned, sales of existing versions decline, or new products do not receive market acceptance, the Company's results of operations in a given quarter could be materially adversely affected as they were during the fourth quarter of fiscal year 1997 when the Company delayed shipment of a new version of Director to the following quarter. Furthermore, the Company's success depends upon its ability to attract and retain a larger number of consumers on its shockwave.com Web site by delivering original and compelling content and services. If the Company is unable to do so, advertising revenue will decline and there will be less merchandise and downloadable product sold.

The Company's quarterly results of operations also may vary significantly depending on the impact of any of the following: the timing of product and service introductions by competitors, changes in pricing, execution and volume of technology licensing agreements, the volume and timing of orders received during the quarter for software products, which are difficult to forecast, expenses related to the expansion of shockwave.com and finally, any acquisitions of other companies or technologies. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop or acquire innovative products and services, its product service, and customer mix, and the level of competition. The Company's results of operations may also be affected by seasonal trends. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenues do not meet the Company's forecasts, operating results may be materially adversely affected. There can be no assurance that sales of the Company's existing products will either continue at historical rates or increase, or that new products introduced by the Company, whether developed internally or acquired, will achieve market acceptance. The Company's historical rates of growth should not be taken as indicative of growth rates that can be expected in the future.

UNPROVEN BUSINESS MODEL. The Company's shockwave.com business models depend upon its ability to leverage its existing and future Web traffic and consumer audience to grow revenues and in the future, generate multiple revenue streams. The potential profitability of this business model is unproven, and to be successful, the Company must, among other things, develop and market content that achieves broad market acceptance by its user community, Internet advertisers and commerce vendors. There can be no assurance that the consumer business will be able to effectively implement this business model, and even if the implementation is successful, there can be no assurance that the business model will prove to be able to sustain revenue growth or generate significant profits, if any. Furthermore, for the foreseeable future, the Company anticipates that the shockwave.com business will require significant expenditures, particularly related to sales and marketing and brand promotion, and that such expenditures may or may not result in revenue growth. Given the Company's limited operating experience related to the shockwave.com business, the prediction of future revenue growth or operating performance for the consumer business is difficult at best. The Company expects the shockwave.com business to generate net losses for the foreseeable future. In addition to the foregoing the shockwave.com business will depend in part on success in building strategic alliances with other Internet companies and media companies in order to be able to grow the user base and to provide compelling content to attract and maintain the user base. There can be no assurances that such alliances can be created or maintained over an extended period of time.

DEPENDENCE ON DISTRIBUTORS. A substantial majority of the Company's revenues is derived from the sale of its software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, original equipment manufacturers
(OEMs), hardware and software superstores, retail dealers, and direct sales. Domestically, the Company's products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 28% of revenues in the third quarter of fiscal year 2000 and 24% in fiscal year 1999. In addition, the next three distributors combined, two of which are international distributors, accounted for 17% of revenues in the three month period ending December 31, 1999. In the nine month period ending December 31, 1998, in addition to Ingram Micro, Inc., three distributors, including two international distributors, accounted for 43% of total revenues. Internationally, the Company's products are sold through distributors. The Company's software resellers generally offer products of several different companies, including in some cases, products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. In addition, the Company believes that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If the Company's distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on the Company's revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON TECHNOLOGY PLATFORMS. In the past, a majority of the Company's revenues was derived from its products for the Macintosh computing platform. Macintosh revenues accounted for 32% of product revenues for the first nine months of fiscal year 2000, compared to 42% of revenues for all of fiscal year 1999. Although the relative percentage of Macintosh platform revenues will vary from quarter to quarter based on product release schedules, the Company remains heavily dependent on the sale of products for the Macintosh platform.

The success of the Company's software product and shockwave.com businesses is dependent upon the existence and future growth of the Internet as a business, entertainment and communications platform. A change in the Internet or the technology used for operation of the Internet or a decline in the growth of the Internet could have a material adverse effect on the Company's results of operations.

RISKS OF INTERNATIONAL OPERATIONS. For the first nine months in fiscal year 2000, the Company derived approximately 38.8% of its revenues from international sales. The Company expects that international sales will continue to generate a significant percentage of its revenues. The Company relies on distributors for sales of its software products in foreign countries and, accordingly, is dependent on their ability to promote and support the Company's software products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond the control of the Company.

In addition, the Company's results may be adversely affected by worldwide economic events beyond the control of the Company, such as the prolonged economic downturn occurring in Japan. There can be no assurances that Japan's economy will recover in the near term or that the Company's results or growth rates in this geographic region will return to previous levels even if the recovery occurs. The Company's revenue from Japan declined from 21% of total revenue in fiscal 1997 to 15% in fiscal year 1998, and to just 8% of total revenue in fiscal year 1999. Revenues from Japan remained at 7% of total revenue for the first nine months of fiscal year 2000.

The Company enters into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of December 31, 1999, the notional principal of forward contracts outstanding amounted to $38.4 million. There can be no assurance that such contracts will adequately hedge the Company's exposure to currency fluctuations.

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

RISKS ASSOCIATED WITH ACQUISITIONS. Macromedia has grown in part because of business combinations with other companies. The Company recently closed its acquisition of Andromedia, Inc. and ESI Software, Inc. The Company also recently closed an agreement to dispose of certain assets from its Learning segment. There are integration risks associated with merging two companies including financial, administrative and cultural concerns. Furthermore, the Company's recent acquisitions have been related to the eBusiness market which represents a new direction for the Company. The Company will face these risks as well as the risks associated with the acceptance of the merged companies products and services. The failure to properly manage these risks may result in a material adverse effect on the Company's results of operations.

MANAGEMENT OF GROWTH. The Company's shockwave.com business experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on the Company's managerial, financial and operational resources. As of March 31, 1999 shockwave.com had 30 employees and, as of December 31, 1999, had 83 employees, representing a growth rate of more than 100%. The Company expects that the number of its employees, including management-level employees, will continue to increase for the foreseeable future. Shockwave.com continues to depend on Macromedia for its administrative, financial, marketing and human resources functions, and may not be able to perform these functions independently in a timely fashion. Shockwave.com must continue to improve its operational and financial systems and managerial controls and procedures, and will need to continue to expand, train and manage its workforce. Shockwave.com's systems, procedures or controls may not be adequate to support its operations or the Company may not be able to manage growth of shockwave.com effectively. For example, the Company expects that the variety of shockwave.com's revenue generating lines of business will expand, increasing demands on the Company's billing and collection systems and requiring additional resources to properly determine pricing and discounting structures. If the Company does not manage growth effectively, the business would be harmed.

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

YEAR 2000 COMPLIANCE

As of February 14, 2000, the Company has not experienced any Year 2000 related disruptions in the operations of its systems. Although most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000 related problems may become evident only after that date. For example, some software programs may have difficulty resolving the so-called "century leap year" algorithm which will also occur during the Year 2000.


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

The table below represents carrying amounts, fair value and related weighted average effective interest rates by year of maturity for the Company's investment portfolio as of December 31, 1999 (in thousands).


----------------------------------------------------------------------------------------------
                               2000        2001        2002    2003 and    Total        Fair
                                                              Thereafter                Value
----------------------------------------------------------------------------------------------
Cash equivalents            $ 14,390      -           -                   $ 14,390     $ 14,390
  Average interest rate         5.74%                                         5.74%

Short-term investments      $ 29,945    $ 32,939    $ 15,995              $ 78,879     $ 78,421
  Average interest rate         5.58%       6.26%       5.88%                 5.90%

Total investment securities $ 44,335    $ 32,939    $ 15,995              $ 93,269     $ 92,811

The Company also has loans outstanding to related parties totaling $9.8 million as of December 31, 1999. The stated loan amounts approximate fair value.

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

The table below provides information about the Company's outstanding forward contracts as of December 31, 1999. The table presents the notional amounts (at contract exchange rates), the weighted average contractual foreign currency exchanges rates amd fair value. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for UK. Fair value represents the difference in value of the contracts at the spot rate at December 31, 1999 and the forward rate. All of these forward contracts mature in 180 days or less as of December 31, 1999.


(in thousands, except
average contract rate)
Foreign currency forward                                 Notional Weighted
exchange contracts:              Notional Amount        Average Exchange Rate          Fair Value
----------------------------- --------------------- ----------------------------- ---------------------
     Great British Pound             $8,141                        1.6497                 $115
     Deutsche Marks                  $8,154                        1.8103                  395
     Swedish Krona                   $2,118                        8.05                     92
     French Francs                   $3,703                        6.073                   170
     Italian Lira                    $1,624                    1,851.51                     75
     Spanish Peseta                  $1,447                      154.1                      65
     Japanese Yen                   $13,184                      103.06                   (157)
                                    -------                                               -----
                                    $38,371                                               $755
                                    -------                                               -----
                                    -------                                               -----

DISCLOSURE OF LIMITATIONS OF THE TABULAR PRESENTATION

As the tables above incorporate only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions that could arise after that date. Also, because the foreign currency denominated financial assets, and anticipated transactions are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at the time, and foreign currency rates.

MARKET PRICE RISK

The Company is exposed to market risk from changes in the price of its equity securities available-for-sale, which were recorded at a fair value of approximately $11.0 million at December 31, 1999. The equity investments held by the Company have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 10% in quoted market prices. This hypothetical change would reduce the Company's investments as well as unrealized gains on investment securities available for sale which are included as a component of stockholders' equity. This hypothetical change would have an immaterial effect on the recorded value of the Company's investment securities available for sale.




PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 31, 1997, a complaint entitled Rosen et al. V. Macromedia, Inc., et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions which were argued on December 19, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Court sustained in part and overruled in part the demurrers. Claims against Susan Bird were dismissed and the Court overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs' motion for certification of a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Trial has been set for March 12, 2001.

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

Item 2. Changes in Securities and Use of Proceeds

         On December 1, 1999, the Company closed its acquisition of Andromedia, Inc. In exchange for all of the capital stock, options and warrants of Andromedia, the Company issued 5.2 million shares of common stock, options and warrants to the securityholders of Andromedia. The shares, options and warrants of the Company were issued in reliance on the exemption from registration set forth in Section 3(a)(10) of the Securities Act of 1933. No underwriters were involved in the transaction.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Matters

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

The following exhibits are filed herewith:


Exhibit
Number                             Exhibit Title
------                             -------------

   2.01   -    Agreement and Plan of Reorganization between Macromedia, Inc and ESI Software, Inc. dated July 8, 1999, as amended August 30,
               1999. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Securities and Exchange Commission at their request.
               (Incorporated herein by reference to Exhibit 2.01 to the Current
               Report on Form 8-K filed by the Company on October 15, 1999).

   2.02   -    Agreement and Plan of Reorganization by and among Macromedia,
               Inc., Andromedia, Inc. and Peak Acquisition Corp. dated
               October 6, 1999, as amended November 23, 1999. Pursuant to
               Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Securities and Exchange Commission at their request. (Incorporated by reference to Exhibit 2.01 to the Current Report on Form 8-K filed by the Company on December 15, 1999).

  27.01   -    Financial Data Schedule



         (b) Reports on Form 8-K

1. Current report dated October 15, 1999 and filed on October 26, 1999

         Item 2 - Acquisition of assets, ESI Software Inc.

         Item 7 - Financial statements, Pro Forma financial information and Exhibits.

2. Current report dated December 15, 1999 and filed on February 14, 2000

         Item 2 - Acquisition of assets, Andromedia, Inc.

         Item 7 - Financial statement Pro Forma financial information and exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MACROMEDIA, INC.
                                            (Registrant)




Date: February 14, 2000                     /s/ Robert K. Burgess

                                            -----------------------------------
                                            Robert K. Burgess
                                            President and Chief Executive
                                            Officer



Date: February 14, 2000                     /s/ Elizabeth A. Nelson

                                            -----------------------------------
                                            Elizabeth A. Nelson
                                            Senior Vice President and Chief
                                            Financial Officer