Form 10-K
period 2000-03-31
MACROMEDIA INC
filed 2000-06-27
CIK 913949

 Macromedia Form 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NO. 000-22688

MACROMEDIA, INC.
(A Delaware Corporation)

I.R.S. Identification No. 94-3155026

600 Townsend Street
San Francisco, California 94103
Telephone: (415)252-2000

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act:	COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [   ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 9, 2000: $5,221 million. Common stock outstanding as of June 9, 2000: 51,696,228. See definition of affiliate in Rule 405, 17 (FR 230.405).

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

(1)	Designated portions of the Proxy Statement relating to the 2000
	Annual Meeting of Shareholders:	Part III (Items 10, 11, 12 and 13)

MACROMEDIA, INC. AND SUBSIDIARIES

FORM 10-K
ANNUAL REPORT
For the Year Ended March 31, 2000

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER INFORMATION
EX-10.15 Lease Agreement
EX-10.16 First Amendment to Lease Agreement
EX-10.17 Lease Agreement-Oelsner Commercial Prop.
EX-10.18 Employment Agreement-Brian Allum
EX-21.01 List of Registrant's Subsidiaries
EX-23.01 Consent of KPMG LLP
EX-27.01 Financial Data Schedule-Year End 3/31/00
EX-27.02 Restated FDS - Year Ended 3/31/1999
EX-27.03 Restated FDS - Year Ended 3/31/1998
EX-27.04 Restated FDS - 3 Months Ended 6/30/1999
EX-27.05 Restated FDS - 6 Months Ended 9/30/1999
EX-27.06 Restated FDS - 3 Months Ended 6/30/1998
EX-27.07 Restated FDS - 6 Months Ended 9/30/1998
EX-27.08 Restated FDS - 9 Months Ended 12/31/1998

MACROMEDIA, INC. AND SUBSIDIARIES

FORM 10-K
ANNUAL REPORT
For the Year Ended March 31, 2000

PART I

      Except for historical financial information contained herein, the matters discussed in this annual report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) those risks and uncertainties identified under “Risk Factors that May Affect Future Results of Operations” in Item 7 and the other risks detailed from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

ITEM 1. BUSINESS

Overview

      Macromedia, Inc. develops, markets and supports software products, technologies and services that enable people to define what the Web can be. Our customers, from developers to enterprises, use Macromedia solutions to help build compelling and effective Web sites and eBusiness applications. We were incorporated in Delaware on February 25, 1992, and have acquired several other businesses since our incorporation. Our principal executive office is located at 600 Townsend Street, San Francisco, California 94103 and our telephone number is 415/252-2000. Our common stock is listed on the Nasdaq National Market under the symbol MACR. Our World Wide Web site can be accessed at www.macromedia.com.

      We are a software company based in San Francisco, California with more than 1,000 employees worldwide working with industry partners to deliver compelling and effective Web experiences.

      We have two primary business segments in which we operate today, the Software business and shockwave.com. Our Software business’ products enable rich, engaging, and personalized Web experiences. From stand-alone products for Web authoring and graphics creation to integrated solutions for mission-critical eBusiness applications, we have the technology and services that enable developers and enterprises to create Web sites. Our consumer business, shockwave.com, Inc., provides a leading entertainment experience on the Web by means of content, products and technologies that give consumers a next-generation Web experience at www.shockwave.com. (For financial information regarding our business segments, please refer to Note 19 to our Notes to Consolidated Financial Statements on page F-35).

Market Opportunity

      The Internet has experienced dramatic growth since the advent of the World Wide Web, a graphically rich environment made accessible to millions of consumers by the combination of advanced networking technologies, inexpensive, multimedia-capable computers and Web browser technology. In just a few years, the Web has become a powerful business software platform allowing companies to communicate with their customers, vendors and employees using standard formats and protocols. For businesses, Web technology provides an alternative to existing mainstream computing platforms and creates new opportunities for commerce and information exchange. For consumers, the Web is quickly becoming a viable medium for communication, community and entertainment.

      We see five central market trends that will continue to drive large and growing market opportunities for our software and services:

(a)	As the Web matures, eBusinesses increasingly are focused on providing higher quality customer experiences, differentiating and expressing their brand identity, and attracting and engaging new and existing customers. Multimedia technologies that enable a richer and more compelling experience through audio, animation, graphics, and interactivity are critical to this effort. While these higher quality Web experiences are already possible in today’s Internet environment, the growth of high bandwidth Internet access will only help accelerate this trend.

(b)	Since the advent of the World Wide Web, there has been a dramatic increase in the number of people around the globe with Web-connected, multimedia-capable PCs. The Web is now just at the beginning of an expansion in the number and variety of Web-connected, multimedia capable devices, from set-top boxes, to handheld devices, to wireless phones. This proliferation will serve to increase the opportunities for businesses to leverage the Web for new applications and increase the importance of technologies for developing, managing, personalizing and analyzing Web applications across platforms.

(c)	As the importance of the Web to a wide range of business practices has increased, the number of people involved in creating Web sites and Web-based applications at a given enterprise, and the complexity of building effective and engaging Web experiences has also increased.

(d)	With the increase in both the importance and complexity of building eBusiness applications, the importance of integrated solutions that tie together tools, application servers and databases to create dynamic applications is increasing.

(e)	The market for digital media entertainment has grown dramatically with the increasing proliferation and sophistication of personal computers, and with the expanding varieties of content and services available on the Internet.

      With these five trends, we see large and growing market opportunities for software solutions and services that enable developers and enterprises to create effective and engaging Web experiences and eBusiness applications.

SOFTWARE BUSINESS

      Our vision is a family of software products that will work together as a solution to streamline Web workflow from concept to design, development to production. Our products enable businesses to dramatically reduce the time it takes to develop their Web sites and provide mission critical solutions including Web measurement, analysis, and personalization solutions. Our line of software products allows us to deliver integrated solutions for our Web Content Lifecycle product solutions.

      We describe the Web Content Lifecycle as the five key areas of focus for the creation and management of Web sites: Build, Manage, Engage, Personalize and Analyze. These words represent the key steps in the Web Content Lifecycle necessary for the creation of effective and engaging eBusiness applications. Our software, together with future initiatives such as Project Whirlwind and in conjunction with companies with which we do business, enables customers to:

•	Build sites efficiently
•	Manage the production process
•	Engage their customers
•	Personalize their experience
•	Analyze the results

      The graphic below illustrates how our software products are used to enable our customers to efficiently deliver compelling and effective Web experiences on multiple platforms through integration.

•	Macromedia Dreamweaver® - The solution for professional Web site design and production.

•	Macromedia Fireworks® - The solution for professional Web graphics design and production.

•	Macromedia Dreamweaver® UltraDev™ - The solution that allows developers, programmers, and designers to visually create and edit data-driven Web applications on multiple server platforms.

•	Macromedia Flash® - The solution for producing high impact, vector based Web sites.

•	Macromedia FreeHand® - The most powerful design tool for print and Internet graphics.

•	Macromedia Director® - The standard for creating and delivering powerful multimedia.

•	Macromedia Authorware® 5.1 - The solution for producing rich-media training and learning applications.

•	Macromedia CourseBuilder for Dreamweaver® - An extension application which enables professional Web developers and subject matter experts to quickly and cost-effectively author engaging training content in a visual environment, without requiring programming knowledge.

•	Macromedia Generator™ and Macromedia Generator EE™ - The solution for automated and personalized Web site graphics.

•	Macromedia ARIA® - The solution enabling e-marketers to analyze users’ online behavior and gain a clearer understanding of their most valuable customers. ARIA automatically captures registration form data for demographic and geographic reports.

•	Macromedia LikeMinds™ - The solution for real-time personalization of Web sites. LikeMinds automatically updates as new customers visit, existing customers’ tastes evolve, new products are introduced, and existing products are discontinued, without requiring constant updates from the

Web staff. With each interaction, LikeMinds learns more about customers and products, continually becoming more accurate with its recommendations.

      Our unique Web Content Lifecycle approach to the creation of Web sites and applications is essential now that eBusiness is a critical component of any successful enterprise. Integrating Web content authoring with real-time analysis and personalization is critical to maintaining a competitive market edge and accurately measuring return on investment.

      Product Development

      Our business strategy emphasizes developing products and services that help customers take advantage of opportunities on the Internet. We aim to solve the problems customers face as they create and deliver content on a new medium with multiple standards, multiple browsers, and different bandwidth rates.

      As the software industry is characterized by rapid technological change, a continuous high level of expenditure is required to enhance existing products and develop new products. We plan to continue internal product development efforts and, as appropriate, acquire additional software and system technologies that we consider critical to meeting the needs of Internet developers, consumers, and the enterprise.

      We believe that our future success depends on our ability to enhance existing products, and develop and introduce new products on a timely basis. It is critical that new products and enhancements keep pace with the constantly evolving network infrastructure, Internet technology, and competitive offerings. We continue to adapt our products to new hardware and software platforms and to embrace emerging industry standards.

      For fiscal year 1998, 1999, and 2000, research and development expenses were $36.8 million, $41.6 million, and $53.5 million, respectively.

      Acquisitions

      In December 1999, we acquired Andromedia, Inc. (“Andromedia”) by exchanging all of the outstanding capital stock, options, and warrants of Andromedia for approximately 5.2 million shares of common stock, options, and warrants of Macromedia. The transaction was valued at approximately $210.0 million based on our stock price over a period of time at the initiation of the agreement. The transaction was accounted for as a pooling-of-interests, and all historical financial information presented has been restated to include the accounts and results of operations of Andromedia. The ARIA and LikeMinds product lines from Andromedia are now a critical part of our eBusiness infrastructure, and integrated with our products, allow developers to create content that has built-in tracking, profiling, modeling, analysis, personalization, and reporting capabilities.

      In September 1999, we acquired ESI Software, Inc., (“ESI”) by exchanging all of the outstanding capital stock, options, and warrants of ESI for approximately 635,000 shares of common stock, options, and warrants of Macromedia. The transaction was valued at approximately $24.1 million and was accounted for as a pooling-of-interests.

      Competition

      Our Software business competes in a highly competitive market characterized by pressure to incorporate new features and accelerate the release of new product versions and enhanced services. These market factors represent both opportunities and competitive threats to us. Some of our competitors do not offer as wide a breadth of solutions as we do. A number of our competitors, including Adobe Systems Inc., Corel Corporation, Accrue Software, Inc. and Net Perceptions, Inc., currently offer products and services that compete directly or indirectly with one or more of our software products. In addition, several of our current and potential competitors have greater financial, marketing and technical resources than we do. As we compete with larger competitors such as Adobe across a broader range of product lines and different platforms, we may face increasing competition from such companies.

      We believe that the principal competitive factors in the markets in which our Software business presently competes and may compete in the future are:

•	functionality;
•	ability to provide efficient solutions;
•	ability to timely introduce new product versions;
•	ability to evolve with changing technology and customer requirements;
•	performance of products;
•	ability to provide enhanced solutions and support;
•	ability to provide added value features;
•	price; and
•	market presence.

      Operations and Manufacturing

      We are dependent on a sole source, Modus Media, to manufacture and ship our finished products. The manufacturing of our products typically consists of pressing CD-ROMs, printing manuals, and packaging and assembling finished products, all according to our specifications and forecasts. Manufacturing is currently done at three Modus facilities worldwide: in Preston, Washington for the Americas, in Apeldorn, Netherlands for Europe, and in Singapore for the Asia Pacific market. We perform quality assurance testing at Modus facilities. Modus operates multiple facilities around the world that are capable of serving our needs, and we believe alternative sources could be implemented without significant interruption to our business. To date, we have not experienced any significant difficulties or delays in the manufacturing or assembly of our products or any significant returns due to product defects.

      In addition, we license and distribute our software products directly to end-users over the Internet through our Web site. We continue to invest in technologies and infrastructure to support electronic software distribution and online documentation, which are becoming an increasingly important and cost-effective way to deliver our products.

      Marketing and Distribution

      We extend our brand worldwide through creative marketing communications, our Web sites, www.macromedia.com and www.shockwave.com, public relations activities, customer seminars, advertising both on the Web and in print, and national and regional trade shows. We also use direct mail, both e-mail and print, to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform. In addition, we distribute a variety of interactive multimedia demonstration materials directly to prospective customers and follow up through outbound telemarketing during business hours.

      A substantial portion of our revenue is derived from the sale of our products worldwide through a variety of distribution channels, including traditional software distributors, electronic commerce on the Web, direct sales, mail order, educational distributors, value-added resellers (“VAR”s), original equipment manufacturers (“OEM”s), hardware and software superstores, and retail dealers. We also sell directly to large corporate and educational institutions, with volume licensing programs under which the customer receives a volume discount and has the right to reproduce and use our software.

      Internationally, our products are sold both directly to end users and through distributors. With distributors in more than 50 countries around the world, international sales accounted for 42% of total revenues during fiscal year 2000. In certain cases, distributors have exclusive distribution rights to certain products in their respective countries. In spite of economic difficulties in some regions, we believe that international markets for our products present a strategic opportunity, and expect international sales to continue to generate a significant percentage of our total revenues. (For financial information regarding our business segments, please refer to Note 19 to our Notes to Consolidated Financial Statements on page F-35).

      Customer Support

      We provide complimentary technical support to customers by phone and fax for a period of 90 days after the first technical support contact by a customer. After the 90-day period, we offer a paid technical support plan, Priority

Access™, that provides the customer with access to a toll-free support line; priority in the call queue; priority response to e-mail, mail, and fax inquiries; and 24-hour voicemail messaging. We also offer high-end developer support.

      Millions of customers depend on our worldwide network of value-added resellers, training centers, and developers. In addition, our User Groups located in dozens of cities throughout the world, provide customers with ways to share information, network with developers, and keep in touch with us. We provide support through marketing collateral, guest speakers, product giveaways, and more.

      Our beta program enlists customers to conduct real-world tests on pre-release software, as well as provide feedback on features and software stability. The most informative beta sites receive free software.

      Macromedia’s Authorized Training Program is a worldwide network of professional trainers and educators who provide Macromedia customers with the highest-quality training on our products.

      Proprietary Rights and Licenses

      We rely on a combination of patents, copyrights, trade secrets, and trademark laws, as well as employee and third-party nondisclosure agreements, to protect our intellectual property rights and products. We distribute software under signed license agreements and a shrink-wrapped license agreement that customers accept when they open physical or electronic copies of our products. Policing unauthorized use of products is difficult, and while we cannot determine the extent to which software piracy of our products exists, it can be expected to be a persistent problem. We have established dedicated resources to focus on piracy and belong to key industry groups to further these efforts. In addition, the laws of certain countries in which products are or may be distributed do not protect our products and intellectual rights to the same extent as the laws of the United States.

      Venture Investments

      Macromedia Ventures focuses on finding, funding, and helping to develop companies that we believe will define the next generation of Internet and are complementary to our core product strategy. Macromedia Ventures targets companies growing Web software infrastructure and the rich-media, broadband, multi-device Internet. Macromedia Ventures will invest primarily in early stage companies that require not only capital, but also the unique technical and market development capabilities that we can provide.

SHOCKWAVE.COM BUSINESS

      shockwave.com is pioneering the next wave of consumer entertainment on the Internet. We are leveraging leading content brands and innovative content development and distribution models to create some of the best entertainment experiences on the Web. We offer these experiences through a variety of forms, including brand name and original cartoons; a variety of engaging and highly entertaining new and classic games; animated greeting cards which feature well known properties; and innovative music content, including an MP3 music directory. The content included in our offerings presently consists of a mix of licensed products, including such popular franchises as Comedy Central’s South Park and United Media’s Peanuts and Dilbert; popular games such as Frogger and Centipede; and newly created games, applications and properties.

      shockwave.com consists of a cutting-edge entertainment center, www.shockwave.com, and the Shockmachine, a versatile digital “media jukebox” that consumers can use to play, save, organize and access a wide range of content. As of March 31, 2000, we had registered over 15.3 million members and are growing rapidly with as many as 70,000 new members registering each day.

      In connection with the incorporation of shockwave.com, shockwave.com issued its Series A Preferred Stock to Macromedia. On January 14, 2000, shockwave.com issued and sold to various investors in a private placement, its Series B Preferred Stock which, together with the Series A Preferred Stock issued to Macromedia, represented all of the shares of its capital stock then issued and outstanding.

      The shockwave.com Opportunity

      We provide compelling content and personalized experiences to consumers and opportunities to advertisers, merchandisers and content creators.

      Furthermore, shockwave.com enables content providers to create and distribute online entertainment brands and experiences over the Internet. Because of our significant audience reach and technological advantages, shockwave.com is an innovative way for content owners to introduce new properties, enhance exposure to existing properties and rejuvenate classic brands. We allow content creators to launch new properties, get instant feedback and make revisions so that these properties can grow and develop. We also allow creators the opportunity to participate in e-commerce and advertising opportunities. We believe that this cost-effective and practical approach to content distribution is unique in the industry.

      Strategy for shockwave.com

      Our objective is to be a leading interactive entertainment center for consumers worldwide. We plan to attract the highest quality entertainment properties by enabling content creators and owners to reach a large, loyal audience and to have access to our tracking and e-commerce infrastructure.

      In fiscal year 2000, there were 15.3 million members registered. This volume of traffic and the size of registered user base of shockwave.com, combined with rich media capabilities, provide advertisers and merchandisers with a highly desirable platform for promotion. Unlike most Web sites that must create partnerships or spend millions of dollars to drive traffic to their sites, we have a built-in mechanism to drive millions of potential users to our site. That mechanism is the registration process required as part of the download process of obtaining the Shockwave Player. When users download, activate or upgrade the Shockwave Player, they are directed to the shockwave.com site. Further, due to the interactive nature of the site, we expect to create a one-to-one relationship with millions of users, which will provide a greater value proposition for advertisers and merchandisers. Finally, since all of our users have Shockwave and Flash, they are able to experience rich media messages, rich media banners, sponsored content and integrated branding. Therefore, we believe that we can accomplish compelling advertising beyond simple banner ads more effectively than elsewhere on the Web.

      We also plan to promote membership growth by leveraging built-in traffic mechanisms and increasing traffic with marketing, distribution partnerships and international expansion. We expect to increase membership usage by offering and adding new, high-quality and engaging content to the site. In addition, we intend to build a community of users who will return to the site on a regular basis and who will advance our brand name through grass roots promotion. We expect to accomplish this by providing community features, including an editorialized directory of thousands of Shockwave content titles located throughout the Web, a featured “shocked” site of the day that highlights high quality content on the Web and e-mail capabilities that allow users to send content URLs with one click.

      Furthermore, we intend to capitalize on our large and rapidly growing user base by offering high-value advertising and to generate additional revenue through a mix of e-commerce activities, including premium content, an upgraded version of the Shockmachine and related products and merchandise. In addition, we enhance traditional banner advertising through rich media content, product tie-ins, co-branded games and applications and other forms of unique sponsorships. We believe shockwave.com offers far more effective rich media banner, sponsored content and integrated branding opportunities for advertisers and merchandisers, due to the fact that all visitors are rich media enabled with Shockwave and Flash technology. We also expect to take advantage of the digital entertainment medium to produce additional e-commerce revenue streams. For example, fans of the properties and characters featured on shockwave.com will be able to purchase a range of related merchandise, videos, books and other branded products.

      Competition

      We compete with a number of companies engaged in entertainment businesses of various kinds:

•	Major media and entertainment companies: Two major entertainment companies, Disney and AOL/Time Warner, currently operate entertainment sites, which exploit their library of characters. In addition, as the Internet and other interactive systems, such as cable and satellite systems, converge with traditional television broadcasting and traditional cable networks, significant competition may come from other traditional media companies.

•	Casual gaming communities: A wide variety of casual gaming businesses target a similar demographic to our own, such as HearMe.com, Pogo and Uproar.

•	Internet search engines and portals: The major online aggregators of content and communities, including AOL, Excite@Home, Lycos and Yahoo! and Microsoft, are attempting to develop compelling overall interactive entertainment offerings which will compete for audience.

•	New entertainment dotcom startups: Companies such as z.com, pop.com, Egreetings.com and many others are creating original entertainment specifically for the Internet. These companies’ products will compete with us for audience and advertising dollars.

      We also compete for visitors, advertisers and advertising revenues with thousands of other content providers as well as traditional forms of media and entertainment such as television, radio and magazines. We compete for gaming software revenues with PC-based and non-PC based entertainment software companies, including Electronic Arts, Midway Games, Nintendo, Sega and Sony.

      Content

      We offer a complete range of entertainment and interactive experiences through our site by developing the content and applications internally, licensing third party brands and programs and developing strategic relationships to create co-branded sections of the site. Currently, our site features well known cartoons and animated comic books featuring such well-known properties as South Park, Peanuts, Dilbert and Spiderman, as well as a range of new properties, several of which have developed loyal audiences. We also have contracted with several well-known artists such as David Lynch, Tim Burton, James Brooks, Stan Lee, Matt Stone and Trey Parker to create new, original programming exclusive to shockwave.com. The site’s game offerings include a wide range of arcade, action, adventure, card, puzzle and sports games, including online versions of well-known classics such as Frogger, Centipede and Missile Command and original games based on the cartoon properties licensed by us and a host of newly developed games. We plan to maintain a steady flow of new properties to encourage repeat visits by our users. In addition, we have launched animated greeting cards as our first interactive creative application. Animated greeting cards feature the characters from many of the properties licensed for either cartoons or games.

      Strategic Alliances

      We have entered into strategic alliances with leading media and technology companies to increase membership and usage, build brand recognition, accelerate product development and acquire content. For example, we have entered into numerous content license arrangements with content providers such as Comedy Central, Fox Interactive, Hasbro Interactive and Marvel Enterprises, whereby we are typically granted an exclusive period followed by a non-exclusive period to deliver the content in return for up-front development or licensing fees and ongoing revenue sharing arrangements. We have also entered into a number of distribution agreements with content distributors such as Excite@Home, Looksmart and Intel, whereby we manage, host and serve a co-branded area in cooperation with the distributor and, in return, establish prominent links throughout the distributor’s site to the co-branded area.

      Back-End Infrastructure

      We have made a significant investment in creating a scalable, robust back-end infrastructure to enable it to serve millions of users, to track personal preferences, to store individual usage behavior and to conduct e-commerce activities. When a consumer downloads Shockwave, a registration mechanism will ensure that their name, e-mail and some preferences are captured. Every user automatically becomes a member of our site and will be greeted by name when they visit the front page. A “welcome” e-mail provides additional information about our services and the technology they have downloaded.

      Sales and Marketing

      We intend to be a leading destination site on the Web, with substantial reach into the consumer market. With this traffic potential come opportunities to monetize that traffic through advertising, sponsorships, integrated branding and transactional partnership. Our revenues have been generated to date primarily from the sale of advertisements. Our advertising products currently consist of banner advertisements and higher profile promotional sponsorships that appear on pages within our Web site. Hypertext links are embedded in each advertisement to provide the user with instant access to the advertiser’s Web site, to obtain additional information, or to purchase products and services. We have deployed a direct sales force dedicated to partner with consumer advertisers and agencies to deliver on the potential of Web advertising and to offer advertisers a wide range of targeted placement options. We believe that we offer components important to advertisers looking to reach the mass consumer audience: critical mass, a loyal user base, rich media opportunities, creative sponsorships, integrated branding capabilities and offline awareness. In addition, we expect to leverage our growing and loyal user base to generate additional revenues through e-commerce activities directly on our Web site, including offering of premium content, an upgraded version of Shockmachine and related products and merchandise and long-term participation in multiple revenue sources from the content and characters.

Risk Factors

See Risk Factors that May Affect Future Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations on Page F-6.

Year 2000 Compliance

See Year 2000 Compliance in Management’s Discussion and Analysis of Financial Condition and Results of Operations on Page F-10.

Employees

      As of March 31, 2000, we had 1,003 full-time employees and 229 contractors worldwide, with the majority working in California, followed by Texas, the United Kingdom, Japan, and Australia, among other international offices. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 2. PROPERTIES

      A significant portion of our United States operations is located in various buildings in San Francisco, California. We lease approximately 248,500 square feet of space in San Francisco, 25,000 of which is not currently occupied by us and is sub-leased. Our leases expire between July 2004 and May 2010, and we have options to renew for successive five-year terms at 95 percent of the then current fair market value of the space. We also own a four-story 100,000 square foot facility, located on land purchased in Redwood City, California. We occupy 50,000 square feet of this space and lease the remaining 50,000 square feet, with the intention to occupy additional space over time. We also lease 25,000 square feet at a facility in Richardson, Texas. In addition, we lease space in North America for field sales offices, in Berkshire, England, for our European operations, Victoria, Australia, for our Asia Pacific operations and in Tokyo, Japan, for our Japanese operations. We believe our facilities are adequate for current and near-term needs and that additional space is available to provide for anticipated growth during the life of the leases.

ITEM 3. LEGAL PROCEEDINGS

      On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding our financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions, which were argued on December 9, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Courts sustained in part and overruled in part the demurrers. Claims against Susan Bird were dismissed and the Court overruled the demurrers as to Macromedia, John Colligan, James Von Her, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs’ motion for certification of a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Trial has been set for March 12, 2001. On April 20, 2000, the parties proposed that the Court continue the trial date to September 10, 2001.

      On September 25, 1997, a complaint entitled City Nominees v. Macromedia, Inc et al., (Case No. C-97-3521-SC) was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding our financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Three similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California. All of these cases have been consolidated. Lead plaintiffs and lead counsel have been appointed under the provisions of the Private Securities Law Reform Act by the District Court. A consolidated complaint was filed in February 1998. Defendants moved to dismiss that complaint on the grounds that plaintiffs’ claims were barred by the applicable statute of limitations. In May 1998, the United States District Court for the Northern District of California granted defendants’ motion to dismiss with prejudice, and entered judgment in favor of defendants. Plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit, which reversed on April 21, 2000 and remanded the action to the District Court for further proceedings.

      All complaints seek damages in unspecified amounts, as well as other forms of relief. We believe the complaints are without merit and intend to vigorously defend the actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of fiscal year 2000 to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required is set forth under “Quarterly Results and Stock Market Data” tabulations, on page F-38 of this report.

ITEM 6. SELECTED FINANCIAL DATA

      The information required is set forth under “Selected Consolidated Financial Data”, on page F-2 of this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on page F-3 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on page F-3 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item are set forth under “Independent Auditors’ Report,” Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages F-12 to F-38 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      The information concerning our directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Proposal No. 1 — Election of Directors.”

      The information concerning our executive officers required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Executive Officers.”

      The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to section in our Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

      The information concerning executive compensation required by this Item is incorporated by reference to the sections in our Proxy Statement entitled “Executive Compensation”, “Compensation of Directors”, “Employment Agreements”, and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information concerning executive compensation required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information concerning certain relationships and related transactions required by the Item is incorporated by reference to Sections in our Proxy Statement entitled “Employment Agreement” and “Certain Transactions.”

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)	The following documents are filed as part of this Report:

1.	Financial Statements. The following Consolidated Financial Statements of Macromedia, Inc. and Subsidiaries are incorporated by reference from Part II, Item 8 of this Form 10-K:

Independent Auditors’ Report
Consolidated Balance Sheets — March 31, 2000 and 1999
Consolidated Statements of Operations —Years Ended March 31, 2000, 1999, and 1998
Consolidated Statements of Cash Flows —Years Ended March 31, 2000, 1999, and 1998
Consolidated Statements of Stockholders’ Equity —Years Ended March 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule. The following financial statement schedule of Macromedia, Inc. and Subsidiaries for the fiscal years ended March 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Macromedia, Inc. and Subsidiaries.

      Schedule II: Valuation and Qualifying Accounts

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

EXHIBIT
NUMBER	EXHIBIT TITLE

2.01	Amended and Restated Agreement and Plan of Reorganization by and among Registrant, ESI Software, Inc. and Dynamo Acquisition Corp. dated July 8, 1999 as amended August 30, 1999. (a)

2.02	Amended and Restated Agreement and Plan of Reorganization by and among Registrant, Andromedia, Inc. and Peak Acquisition Corp. dated October 6, 1999 as amended November 23, 1999. (b)

3.01	Registrant’s Amended and Restated Certificate of Incorporation. (c)

3.02	Certificate of Amendment of Registrant’s Amended and Restated Certificate of Incorporation. (d)

3.03	Registrant’s Bylaws. (e)

3.04	Amendment to Registrant’s Bylaws effective October 15, 1993. (e)

10.01	1992 Equity Incentive Plan and related documents, as amended to date. (l)

10.02	1993 Directors Stock Option Plan and related documents, as amended to date. (f)

10.03	Non-Plan Form Agreements. (j)

10.04	Registrant’s Form of Non-Plan Stock Option Grant. (l)

10.05	ESI Software, Inc. 1996 Equity Incentive Plan. (l)

10.06	Registrant’s 1999 Stock Option Plan. (m)

10.07	Andromedia, Inc. 1996 Stock Option Plan. (m)

10.08	Andromedia, Inc. 1997 Stock Option Plan. (m)

10.09	Andromedia, Inc. 1999 Stock Option Plan. (m)

10.10	Form of Indemnification Agreement entered into by Registrant with its directors and executive officers. (e)

10.11	Twelfth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated November 26, 1996 and Thirteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997 and Fourteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997. (g)

10.12	Employment Agreement between the Registrant and Robert K. Burgess dated August 25, 1996. (h)

10.13	Loan Agreement between Registrant and Brian and Sharon Allum, dated July 15, 1997. (i)

EXHIBIT
NUMBER	EXHIBIT TITLE

10.14	Loan Agreement between Registrant and Steven A. and Nancy M. Elop, dated April 24, 1998. (k)

10.15	Lease Agreement by and between Registrant and Zoro LLC, dated April 15, 1999.*

10.16	First Amendment to Lease agreement by and between Registrant and Zoro LLC, dated July 1, 1999.*

10.17	Lease Agreement by and between Registrant and Oelsner Commercial Properties, dated February 28, 2000.*

10.18	Employment Agreement between the Registrant and Brian Allum dated July 22, 1997. *

21.01	List of Registrant’s subsidiaries (see page F-40 of this Form 10-K).

23.01	Consent of KPMG LLP, Independent Auditors (see page F-41 of this Form 10-K).

24.01	Power of Attorney (see page 16 of this Form 10-K).

27.01	Financial Data Schedules (see page F-42 to F-49 of this report).

(a)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on October 26, 1999.

(b)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed February 14, 2000.

(c)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 33-89092).

(d)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A filed on October 5, 1995.

(e)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 33-70624).

(f)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on September 24, 1998 (Registration Statement No. 333-64141).

(g)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(h)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(i)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(j)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on October 31, 1997 (Registration Statement No. 333-39285).

(k)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

(l)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on October 18, 1999 (Registration Statement No. 333-89247).

(m)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on December 07, 1999 (Registration Statement No. 333-92233).

*	Filed herewith.

(B)	Reports on Form 8-K:

1.	An amended Current Report on Form 8-K/A, dated December 1, 1999 was filed by the Company on February 14, 2000. In this amended report, the Company filed the information pursuant to Item 7 of Form 8-K. Under Item 7, the Company filed the 1998 financial statements of Andromedia, Inc., an acquired business, and the pro forma financial information resulting from the acquisition.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2000

MACROMEDIA, INC. By: /s/ Robert K. Burgess Robert K. Burgess Chief Executive Officer, President and Director

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

SIGNATURE	TITLE	DATE

/s/ Robert K. Burgess Robert K. Burgess	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	June 21, 2000

/s/ Elizabeth A. Nelson Elizabeth A. Nelson	Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	June 21, 2000

/s/ John (Ian) Giffen John (Ian) Giffen	Director	June 21, 2000

/s/ Mark Kvamme Mark Kvamme	Director	June 21, 2000

/s/ Donald L. Lucas Donald L. Lucas	Director	June 21, 2000

/s/ Alan Ramadan Alan Ramadan	Director	June 21, 2000

/s/ William B. Welty William B. Welty	Director	June 21, 2000

MACROMEDIA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION
March 31, 2000

MACROMEDIA, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except earnings per share data)

	Years ended March 31,

	2000	1999	1998	1997	1996

STATEMENT OF OPERATIONS DATA:

Revenues	$264,159	$153,243	$113,803	$108,954	$119,579

Cost of revenues	28,829	15,625	15,107	24,085	21,098

Gross profit	235,330	137,618	98,696	84,869	98,481

Operating expenses:

Sales and marketing	113,005	73,153	60,379	61,076	42,544

Research and development	65,739	41,551	36,829	33,333	21,717

General and administrative	24,610	16,740	13,231	9,313	6,190

Acquisition related expenses	11,516	454	7,658	350	2,525

Non-cash compensation	11,071	287	49	—	—

Amortization of intangibles	1,013	248	—	—	—

Total operating expenses	226,954	132,433	118,146	104,072	72,976

Operating income (loss)	8,376	5,185	(19,450)	(19,203)	25,505

Total other income	6,187	5,037	4,637	5,309	4,026

Minority interest	6,179	—	—	—	—

Income (loss) before income taxes	20,742	10,222	(14,813)	(13,894)	29,531

Provision (benefit) for income taxes	11,975	7,612	828	(3,477)	8,779

Net income (loss)	8,767	2,610	(15,641)	(10,417)	20,752

Accretion on mandatorily redeemable convertible preferred stock	(2,538)	(104)	—	—	—

Net income (loss) applicable to common stockholders	$6,229	$2,506	$(15,641)	$(10,417)	$20,752

Net income (loss) applicable to common stockholders per share:

Basic	$0.14	$0.06	$(0.40)	$(0.27)	$0.53

Diluted	$0.12	$0.05	$(0.40)	$(0.27)	$0.53

      All income per share amounts reflect a two-for-one stock split which became effective October 16, 1995 and have been restated to reflect the adoption of SFAS 128 in December 1997.

	As of March 31,

	2000	1999	1998	1997	1996

BALANCE SHEET DATA:

Cash, cash equivalents, and short-term investments	$187,036	$111,157	$88,940	$102,929	$116,679

Working capital	182,150	105,367	83,525	92,805	117,952

Total assets	339,359	202,495	158,126	157,844	155,950

Long-term liabilities	321	687	653	—	201

Mandatorily redeemable convertible preferred stock	—	13,591	3,548	—	—

Total stockholders’ equity	$254,276	$147,031	$127,240	$131,268	$132,255

MACROMEDIA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We have two primary business segments in which we operate today, the Software business and shockwave.com. Our Software business develops software that creates Web site layout, graphics and rich media content for Internet users and develops solutions for analyzing Web traffic and personalizing Web sites. Our consumer business, shockwave.com, Inc. (“shockwave.com”) designs, develops and markets aggregated content to provide online entertainment on the Web. We sell our software through a network of distributors, value-added resellers (“VARs”) and our own sales force and Web site, and to original equipment manufacturers (“OEMs”) in North America, Europe, Asia Pacific and Latin America. We derive additional revenues from advertising on our Web site, and from software maintenance and technology licensing agreements. shockwave.com derives revenues from advertising and sponsorships on its Web site.

      During fiscal year 2000, revenue for both our Software business and shockwave.com grew substantially, resulting in increased profitability on a consolidated basis. During the year, we completed two strategic acquisitions, Andromedia, Inc. and ESI Software, Inc., both accounted for as poolings-of-interests. These acquisitions have enabled us to provide integrated eBusiness applications and additional solutions for developing dynamic Web sites. Additionally, during fiscal year 2000, shockwave.com received equity financing from outside resources to further expand the business. As of March 31, 2000, total cash, cash equivalents and short-term investments totaled $187.0 million and we remained debt free.

      Additional information about Macromedia, our products, sales and marketing, and investor information can be found on the Web at www.macromedia.com. Financial information included on our Web site shall not be deemed to be a part of this filing.

Results of Operations

      The following table sets forth certain financial data as a percentage of revenues for the years ended March 31, 2000, 1999 and 1998.

	2000	1999	1998

Revenues	100%	100%	100%

Cost of revenues	11	10	13

Gross margin	89	90	87

Operating expenses:

Sales and marketing	43	48	53

Research and development	25	27	32

General and administrative	9	11	12

Acquisition related expenses	4	—	7

Non-cash compensation	4	—	—

Amortization of intangibles	—	—	—

Total operating expenses	85	86	104

Operating margin	4	4	(17)

Minority interest	2	—	—

Other income, net	2	3	4

Provision for income taxes	5	5	1

Net income (loss)	3	2	(14)

      Revenues — Revenues were $264.2 million in fiscal year 2000, an increase of 72% over fiscal year 1999 revenues of $153.2 million.

      Revenues from the Software business grew by 67% in fiscal year 2000 to $255.9 million, compared to $153.2 million in fiscal year 1999, primarily due to increased sales of Dreamweaver, Fireworks and Flash. This was partially offset by a decline in sales of Freehand and Authorware, due to differences in product cycle timing year over year.

      Revenues in fiscal year 1999 were $153.2 million, up 35% from revenues of $113.8 million in fiscal year 1998, also due to new releases of our software products.

      International revenues represented 42% of software revenues in fiscal years 2000 and 1999 compared to 48% of revenues in fiscal year 1998. Sales from our Asia Pacific, European and Latin American regions showed consistent revenue growth in fiscal year 2000, as compared to fiscal year 1999. See “Risk Factors That May Affect Future Results of Operations” —“Risks of International Operations” for additional information.

      The shockwave.com segment contributed $8.2 million to our revenues in fiscal year 2000. The revenues consisted primarily of advertising and sponsorship revenues in North America. (See Note 19 to the Notes to Consolidated Financial Statements).

      Cost of revenues — Cost of revenues for the Software business includes cost of materials and manufacturing, salaries and other costs incurred during consulting and training projects, royalties paid to third parties for licensing of developed technology, costs related to language translation of our software products, costs associated with order fulfillment, and costs incurred in providing technical support to customers. Cost of revenues for shockwave.com include revenue sharing paid to content developers and commission expense for the sale of Web advertising space. Cost of revenues increased from $15.6 million in fiscal year 1999 to $28.8 million in fiscal year 2000, and gross margin decreased slightly from 90% in the prior year to 89% for the year ended March 31, 2000. The increase of costs in absolute dollars is primarily due to increased consulting and training expenses associated with sales of our new eBusiness products, ARIA and LikeMinds. Consulting and training expenses will continue to increase as revenues for the ARIA and LikeMinds products grow. Gross margins may be adversely affected from time to time by our mix of distribution channels, mix of products sold, and mix of international versus domestic revenues. In the future, shockwave.com will continue to incur fees for the development of entertainment content.

      Cost of revenues increased slightly in absolute dollars from fiscal year 1998 to 1999, however gross margins improved from 87% to 90%. This improvement in gross margins was attributable to effective cost-control programs and inventory review procedures resulting in lower product cost and less inventory scrap.

      Sales and marketing — Sales and marketing expenses for the Software business consist primarily of compensation and benefits, infrastructure costs, advertising, tradeshow and seminar expenses, mail order advertising costs, and other marketing costs. Sales and marketing expenses for shockwave.com consist primarily of compensation and benefits and marketing consultation expenses. Sales and marketing expenses decreased as a percentage of revenue from 48% in fiscal year 1999 to 43% in fiscal year 2000, but increased $39.9 from fiscal year 1999 to fiscal year 2000. The increase in sales and marketing expenses in absolute dollars is primarily due to increased compensation, benefit, and infrastructure expenses as our sales and marketing employee headcount continues to grow to support our increasing revenues. Additionally, we offered a greater number of customer seminars in fiscal year 2000 as compared to 1999, contributing to the increase in expenses year over year. As a percent of revenue, sales and marketing expenses decreased from 53% in fiscal year 1998 to 48% in fiscal year 1999, but increased $12.8 million year over year due to increased advertising and promotional costs and costs associated with the increasing number of employees. We expect sales and marketing expenses to increase in absolute dollars in fiscal year 2001 as we continue to invest in various sales and marketing programs to support increased revenue growth in both the Software business and shockwave.com.

      Research and development — Research and development expenses for the Software business consist primarily of compensation and benefits, and infrastructure and overhead costs to support our continued investment in product development. shockwave.com research and development costs are comprised primarily of compensation and benefits and fees paid to developers of entertainment content for the Web site. As a percent of revenues, research and development costs decreased year over year from 27% to 25%. In absolute dollars, research and development expenses increased $24.2 million to $65.7 million from fiscal year 1999 to fiscal year 2000. Our continued investment in additional headcount and supporting infrastructure for both the Software business and shockwave.com has contributed to the increase in absolute dollars. Research and development expenses increased $4.7 million from fiscal year 1998 to fiscal year 1999, primarily due to increased compensation and benefit expenses. We expect research and development expenses to increase in absolute dollars as we continue to invest in product and content development.

      General and administrative — General and administrative expenses for both the Software business and shockwave.com consist mainly of compensation and benefits, overhead and infrastructure costs, and fees for professional services. General and administrative expenses increased from $13.2 million in fiscal year 1998, to $16.7 million in fiscal year 1999, and to $24.6 million in fiscal year 2000. As a percentage of revenues, general and administrative costs have decreased from 12% in fiscal year 1998 to 11% in fiscal year 1999 to 9% in fiscal year 2000. The increase in absolute dollars is primarily due to increased headcount and infrastructure costs to support the growth of the business. We expect general and administrative expenses to increase in absolute dollars in fiscal 2001.

      Acquisition related expenses — We incurred acquisition related expenses of $11.5 million during the year ended March 31, 2000 for the acquisitions of ESI Software, Inc., Andromedia, Inc. and Time4.com. These acquisition expenses include investment banker fees, legal and other professional fees, severance and personnel relocation costs. Acquisition costs also include expenses related to a technology purchase from Starbase Corporation. Acquisition expenses for the year ended March 31, 1999 related to Andromedia’s acquisition of LikeMinds. (See Note 4 to the Notes to Consolidated Financial Statements). In fiscal year 1998, we incurred one-time merger costs associated with the acquisition of Solis Design, Inc.

      Non-cash compensation — Non-cash compensation increased $10.8 million from fiscal year 1999 to $11.1 million, and increased approximately $200,000 from 1998 to $287,000. The increase from fiscal year 1999 to 2000 is primarily related to compensation expenses incurred with the issuance of shockwave.com warrants and options. We issued warrants in connection with content development agreements entered into with non-employees. We also issued shockwave.com options to employees that had, for accounting purposes, an exercise price less than the fair value of the underlying common stock at the date of grant. We will continue to incur expenses associated with amortization of deferred compensation from the issuance of options. (See Note 14 to the Notes to Consolidated Financial Statements).

      Amortization of intangibles — Amortization of intangibles increased approximately $800,000 from fiscal year 1999 to 2000, and primarily consists of amortization of goodwill and other intangibles arising from purchase transactions. (See Note 2 to the Notes to Consolidated Financial Statements).

      Other income — Other income consists primarily of earnings on our cash and short-term investments and foreign exchange gains and losses, net of fees. Other income was $6.2 million in fiscal year 2000, up from $5.0 million in fiscal year 1999 and $4.6 million in fiscal year 1998, resulting from greater investment and interest income.

      Provision for income taxes — We recorded a tax provision of $12.0 million in fiscal year 2000, compared to a tax provision of $7.6 million in fiscal year 1999 and $828,000 in fiscal year 1998. The overall effective tax rate for the provision as of March 31, 2000 was 58%, which includes the effect of the pre-merger net losses of Andromedia, Inc. and ESI Software, Inc. and the minority interest portion of the net loss of shockwave.com. The effective tax rate on normalized operations, which excludes these items, was 26% for the year ended March 31, 2000. The effective tax rate on normalized operations for the provision as of March 31, 1999 and 1998 was 28% and 36%, respectively. The decrease in the effective tax rate reflects the utilization of research and experimentation tax credits and foreign operating results that were taxed at rates lower than the U.S. statutory rate. (See Note 10 to the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Years Ended March 31,

	2000	1999	1998

Cash flows from:

Operating activities	$35,907	$14,158	$(8,930)

Investing activities	(36,433)	(19,897)	(9,424)

Financing activities	89,977	20,337	15,256

Total	$89,451	$14,598	$(3,098)

      Operating activities for fiscal year 2000 provided $35.9 million, a 154% increase from 1999, primarily due to the increase in net income, partially offset by a minority interest gain in shockwave.com from its venture investors, and increased accounts receivable and other assets. For the year ended March 31, 2000, cash used in investing activities was $36.4 million, representing an increase of 83% compared to the same period in fiscal year 1999. Cash was primarily used to purchase and develop equipment and software for infrastructure growth and to invest in various companies that produce content for shockwave.com such as Mondo Media Productions, Inc. and Stan Lee Media, Inc. and other investments. Financing activities for fiscal year 2000 provided $90.0 million, an increase of 342% from fiscal year 1999, primarily from proceeds received from venture investors for shockwave.com’s Preferred Series B stock offering, the exercise of common stock options, offset by the acquisition of treasury stock.

      In fiscal year 2000, we made investments in property and equipment totaling $33.9 million. This amount includes $25.5 million for equipment and software for additional computer infrastructure, including $9.7 million for a new internal use Web infrastructure for sales and marketing, customer support, on-line product distribution, and technical support. The additional capitalized costs for this new Web infrastructure consist primarily of consulting fees for software development and related hardware. In fiscal 2001, we anticipate spending approximately $60.0 million on capital expenditures, primarily relating to information technology infrastructure, equipment and leasehold improvements.

      As of March 31, 2000, cash, cash equivalents, and short-term investments were $187.0 million and working capital was $182.2 million. As of March 31, 2000, cash, cash equivalents, and short-term investments increased by $75.9 million and working capital increased by $76.8 million as compared to March 31, 1999.

      The treasury stock program approved by the Board of Directors in July 1997 and October 1998 provided for purchases of up to 4.0 million shares of our common stock. During fiscal year 2000, we repurchased 198,000 common shares, for $8.2 million, compared to 1.1 million common shares for $20.3 million in 1999. In connection with the acquisition of ESI Software, Inc., the Board of Directors rescinded the repurchase program.

      In fiscal year 2000, our subsidiary, shockwave.com, issued Series B Preferred Stock in exchange for approximately $43.3 million, net of issuance costs. We received the funding from various venture investors and issued 18.2 million preferred shares.

      We continue to evaluate current and forecasted cash flow as a basis for financing operating requirements and capital expenditures. We believe that we will have sufficient liquidity from cash flow from operations, access to capital markets and working capital to finance anticipated capital expenditures and to fund working capital requirements for the next twelve months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

      Except for the historical information contained in this Annual Report, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including those detailed below, and from time to time in our other reports filed with the Securities and Exchange Commission. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties.

      Intense Competition — The markets for our products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions and enhanced services. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. With respect to our Software business, competitors include Adobe Systems Inc., Corel Corporation, Accrue Software, Inc. and Net Perceptions, Inc. As we compete with larger competitors such as Adobe across a broader range of product lines and different platforms, we may face increasing competition from such companies. In addition, our shockwave.com subsidiary competes with a number of other Internet community, gaming and entertainment sites, including Disney, Gamesville, AOL/Time Warner, and Yahoo!. Many of these businesses are much larger than our consumer business, and they have more resources devoted to these business efforts. It is anticipated that our consumer business will face competition from these other Web sites both for consumers and for advertising and other future revenue sources on which the future success of the consumer business is dependent.

      Rapidly Changing Technology — The developing digital media, Internet and online services markets, and the personal computer industry are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. We must continuously update our existing products, services and content to keep them current with changing technology and consumer tastes and must develop new products, services and content to take advantage of new technologies and consumer preferences that could render our existing products obsolete. Our future prospects are highly dependent on our ability to increase functionality of existing products and services in a timely manner and to develop new products and services that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards, and provide additional functionality. There can be no assurance that we will be successful in these efforts.

      Fluctuations of Operating Results; Product Introduction Delays — Our quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements. A substantial portion of our revenue is derived from our products. We have in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. In addition, we have only recently entered the eBusiness software products market through our acquisition of Andromedia in December 1999 and have not released new versions or enhancements of these products to date. If we were unable, due to resource constraints or technological or other reasons, to develop and introduce products in a timely manner, this inability could have a material adverse effect on our results of operations. If we do not ship new versions of our products as planned, sales of existing versions decline, or new products do not receive market acceptance, our results of operations in a given quarter could be materially adversely affected as they were during the fourth quarter of fiscal year 1997 when we delayed shipment of a new version of Director to the following quarter. Furthermore, our success depends upon our ability to attract and retain a larger number of consumers on our shockwave.com Web site by delivering original and compelling content and services. If we are unable to do so, advertising revenue will decline and the economic value of the properties may be affected.

      Our quarterly results of operations also may vary significantly depending on the impact of any of the following: the timing of product and service introductions by competitors, changes in pricing, execution and volume of technology licensing agreements, the volume and timing of orders received during the quarter for software products, which are difficult to forecast, expenses related to the expansion of shockwave.com, and finally, any acquisitions of other companies or technologies. Our future operating results may fluctuate as a result of these and other factors, including our ability to continue to develop or acquire innovative products and services, its product, service, and customer mix, and the level of competition. Our results of operations may also be affected by seasonal trends. A significant portion of our operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenues do not meet our forecasts, operating results may be materially adversely affected. There can be no assurance that sales of our existing products will either continue at historical rates or increase, or that new products introduced by us, whether developed internally or acquired, will achieve market acceptance. Our historical rates of growth should not be taken as indicative of growth rates that can be expected in the future.

      Unproven Business Model — Our shockwave.com business model depends upon its ability to leverage its existing and future Web traffic and consumer audience to grow revenues and in the future, generate multiple revenue streams. The potential profitability of this business model is unproven, and to be successful, we must, among other things, develop and market content that achieves broad market acceptance by our user community,

Internet advertisers and commerce vendors. There can be no assurance that the consumer business will be able to effectively implement this business model, and even if the implementation is successful, there can be no assurance that the business model will prove to be able to sustain revenue growth or generate significant profits, if any. Furthermore, for the foreseeable future, we anticipate that the shockwave.com business will require significant expenditures, particularly related to sales and marketing and brand promotion, and that such expenditures may or may not result in revenue growth. Given our limited operating experience related to the shockwave.com business, the prediction of future revenue growth or operating performance for the consumer business is difficult at best. In addition to the foregoing, the shockwave.com business will depend in part on success in building strategic alliances with other Internet companies and media companies in order to be able to grow the user base and to provide compelling content to attract and maintain the user base. There can be no assurances that such alliances can be created or maintained over an extended period of time.

      Dependence on Distributors — A substantial majority of our revenue is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, and direct sales. Domestically, our products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 28% of revenues in fiscal years 2000 and 1999. In addition, the next three distributors combined, two of which are international distributors, accounted for 18% of revenues in fiscal year 2000. In fiscal year 1999, in addition to Ingram Micro, Inc., three distributors, including two international distributors, accounted for approximately 21% of total revenues. Internationally, our products are sold through distributors. Our resellers generally offer products of several different companies, including in some cases, products that are competitive with our products. There can be no assurance that our software resellers will continue to purchase our products or provide them with adequate levels of support. In addition, we believe that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If our distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on our revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on our results of operations.

      The success of our Software and shockwave.com businesses is dependent upon the existence and future growth of the Internet as a business, entertainment and communications platform. A change in the Internet or the technology used for operation of the Internet or a decline in the growth of the Internet could have a material adverse effect on our results of operations.

      Risks of International Operations — For fiscal year 2000, we derived approximately 41% of our revenues from international sales. We expect that international sales will continue to generate a significant percentage of our revenues. We rely primarily on distributors for sales of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond our control.

      We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of March 31, 2000, the notional principal of forward contracts outstanding amounted to $21.6 million. There can be no assurance that such contracts will adequately hedge our exposure to currency fluctuations.

      Euro Currency — On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as the common legal currency and established fixed rates of conversion between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. A three-year transition period is underway during which transactions can be made in the old currencies. The conversion to the Euro has alleviated currency exchange risk between the member counties.

      We do not anticipate any future material impact from the Euro conversion as our financial information system can accommodate multiple currencies. In addition, we have confirmed with our international financial institutions that they have the ability to process transactions in either Euros or sovereign currency. However, there can be no assurance that all issues related to the Euro conversion have been identified, and we may be at risk if any of our principal suppliers are unable to deal with the impact of the Euro conversion. To date, none of our international suppliers have expressed an intention to invoice in Euros.

      Risk Associated with Acquisitions — We have grown in part because of business combinations with other companies. We recently closed our acquisitions of Andromedia, Inc. and ESI Software, Inc. and we may make further material acquisitions in the future. Acquisitions involve significant risks including difficulties in the assimilation of the operations, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns and overvaluation of the acquired companies. Furthermore, because our recent acquisitions have been related to the eBusiness market, we are also subject to the risks associated with the acceptance of the acquired companies’ products and services by our customers. In addition, further acquisitions would likely result in the incurrence of dilution, if stock is issued, or debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition, results of operations and liquidity. For all these reasons, any future acquisitions or failure to effectively integrate acquired companies could result in a material adverse effect on our results of operations.

      Management of Growth. — Both our shockwave.com business and our Software business have experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on our managerial, financial and operational resources. Our workforce grew from 553 full-time employees as of March 31, 1999 to 1,003 full-time employees as of March 31, 2000. shockwave.com alone grew its workforce from 30 employees as of March 31, 1999 to 128 employees as of March 31, 2000, representing a growth rate of more than 326%. We expect that the number of our employees will continue to increase for the foreseeable future. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the future, we may need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management’s attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

      Furthermore, shockwave.com continues to depend on Macromedia for its administrative, financial, marketing and human resources functions, and may not be able to perform these functions independently in a timely fashion. shockwave.com must continue to improve its operational and financial systems and managerial controls and procedures, and will need to continue to expand, train and manage its workforce. shockwave.com’s systems, procedures or controls may not be adequate to support its operations or Macromedia may not be able to manage growth of shockwave.com effectively. For example, Macromedia expects that the variety of shockwave.com’s revenue generating lines of business will expand, increasing demands on the shockwave.com’s billing and collection systems and requiring additional resources to properly determine pricing and discounting structures. If shockwave.com does not manage growth effectively, the shockwave.com business would be harmed.

      Volatility of Stock — Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period. Additionally, we may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts’ earnings estimates for us or our industry and factors affecting the corporate environment or the securities markets in general will often result in significant volatility of our common stock price.

      Generally Accepted Accounting Principles — We prepare our financial statements in conformity with generally accepted accounting principles (“GAAP”). GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission, and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may even affect the reporting of transactions completed prior to the announcement of a change.

Year 2000 Compliance

      The “Year 2000 problem” refers to the fact that some computer hardware, software and embedded systems were designed to read and store dates using only the last two digits of the year. As of June 21, 2000, we are not aware of any Year 2000 problem in any of our critical corporate applications, non-information technology/embedded systems, end-user computing systems or business partners’ and vendors’ systems. In addition, we have not received any notification from any of our critical business partners or vendors of any Year 2000-related disruption in their business. However, the success to date of our Year 2000 efforts and the efforts of our critical third party vendors or business partners cannot guarantee that there will not be a material adverse effect on our business should a Year 2000 problem manifest or become apparent in the future.

      Although we have not experienced and do not foresee having a Year 2000 problem, if our systems encounter unforeseen Year 2000 problems, or if one or more of our significant third party business partners or vendors is unable to provide services due to a Year 2000 problem, we could experience a disruption of operations resulting in increased operating costs, loss of revenues and other adverse effects, but we do not expect any of these circumstances will have a material adverse effect on our financial position or results of operations.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As stated in our policy, we are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default and market risks. We place our investments with high credit-quality issuers, and the portfolio includes only high quality marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not use derivative financial instruments in our investment portfolio. All investments have a fixed or floating interest rate and are carried at market value, which approximates cost.

      The table below represents carrying amounts, fair value and related weighted average effective interest rates by year of maturity for our investment portfolio as of March 31, 2000 (in thousands).

			2003 and
	2001	2002	thereafter	Total	Fair Value

Cash equivalents	$87,352	—	—	$87,352	$87,352

Average interest rate	6.08%	—	—	6.08%

Short-term investments	46,377	24,937	—	71,314	70,970

Average interest rate	6.21%	6.32%	—	6.15%

Total investments	$133,729	$24,937	—	$158,666	$158,322

      We also have loans outstanding to related parties totaling $9.9 million as of March 31, 2000. The stated loan amounts approximate fair value.

Foreign Currency Risk

      We enter into forward contracts to reduce our exposure to foreign currency fluctuations involving probable anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments occurring within a 90-day period. We do not enter into derivative financial instruments for trading purposes.

      As a result of this activity, we had outstanding forward contracts in various European currencies and Japanese Yen outstanding as of March 31, 2000. The forward contracts are accounted for on a mark-to-market basis, with realized gains or losses recognized in the consolidated statement of operations. As of March 31, 2000 and 1999, the contract amount of the forward contracts amounted to $21.6 million and $10.2 million, respectively. The future value of these contracts is subject to market risk resulting from foreign exchange rate volatility. Current market rates at the consolidated balance sheet date were used to estimate the fair value of foreign currency forward contracts.

      The table below provides information about our outstanding forward contracts as of March 31, 2000. The information is provided in US dollar equivalents, in thousands. The table presents the notional amount of the respective contracts and their fair value (at rates in effect as of March 31, 2000):

	Notional
	Amount	Fair Value

British Pounds	$1,479	$1,434

Euro	1,961	1,931

Japanese Yen	18,127	18,541

Total	$21,567	$21,906

      We are exposed to credit loss in the event of nonperformance by counterparties but we do not anticipate nonperformance by these counterparties.

Disclosure of limitations of the tabular presentation

      As the tables above incorporate only those exposures that exist as of March 31, 2000, it does not consider those exposures or positions that could arise after that date. Also, because the foreign currency denominated financial assets, and anticipated transactions are not presented in the table above, the information presented has limited predictive value. As a result, our ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time, and foreign currency rates.

Market Price Risk

      We are exposed to market risk from changes in the price of our equity securities available-for-sale, which were recorded at a fair value of approximately $982,000 at March 31, 2000. The equity investments held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 10% in quoted market prices. This hypothetical change would reduce our investments as well as unrealized gains on investment securities available for sale, which are included as a component of stockholders’ equity. This hypothetical change would have an immaterial effect on the recorded value of our investment securities available for sale.

Independent Auditors’ Report

The Board of Directors
Macromedia, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Macromedia, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index in Item 14 (a) 2 herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macromedia, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California
April 24, 2000

MACROMEDIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,

	2000	1999

Assets

Current assets

Cash, cash equivalents, and short-term investments	$187,036	$111,157

Accounts receivable, less allowance for returns and doubtful accounts of $10,880 and $9,599, respectively	41,883	13,971

Inventory, net	1,349	615

Prepaid expenses and other current assets	12,944	13,911

Deferred tax assets, short-term	7,812	6,899

Total current assets	251,024	146,553

Land and building, net	18,982	19,945

Other fixed assets, net	41,871	22,868

Related party loans	9,944	10,099

Other long-term assets	17,538	3,030

Total assets	$339,359	$202,495

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$4,988	$5,995

Accrued liabilities	53,842	27,701

Unearned revenue	10,044	7,490

Total current liabilities	68,874	41,186

Other long-term liabilities	321	381

Deferred tax liabilities, long-term	—	306

Total liabilities	69,195	41,873

Minority interest	15,888	—

Mandatorily redeemable convertible preferred stock, par value $0.001 per share: 0 and 2,310 shares authorized; 0 and 1,216 issued and outstanding (aggregate liquidation preference of $0 and $27,014 at March 31, 2000 and 1999, respectively)	—	13,591

Stockholders’ equity:

Common stock, par value $0.001 per share: 80,000 shares authorized, 50,674 and 43,590 shares issued and outstanding as of March 31, 2000 and 1999, respectively	51	43

Treasury stock, at cost; 1,818 and 1,620 shares as of March 31, 2000 and 1999, respectively	(33,649)	(25,445)

Additional paid-in capital	335,497	203,431

Deferred compensation	(23,465)	(1,544)

Accumulated other comprehensive income	393	38

Accumulated deficit	(24,551)	(29,492)

Total stockholders’ equity	254,276	147,031

Total liabilities and stockholders’ equity	$339,359	$202,495

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended March 31,

	2000	1999	1998

Revenues	$264,159	$153,243	$113,803

Cost of revenues	28,829	15,625	15,107

Gross profit	235,330	137,618	98,696

Operating expenses:

Sales and marketing	113,005	73,153	60,379

Research and development	65,739	41,551	36,829

General and administrative	24,610	16,740	13,231

Acquisition related expenses	11,516	454	7,658

Non-cash compensation	11,071	287	49

Amortization of intangibles	1,013	248	—

Total operating expenses	226,954	132,433	118,146

Operating income (loss)	8,376	5,185	(19,450)

Other income (expense):

Interest and investment income, net	6,626	1,215	4,687

Foreign exchange (loss) gain	(321)	(110)	243

Other	(118)	3,932	(293)

Total other income	6,187	5,037	4,637

Minority interest	6,179	—	—

Income (loss) before taxes	20,742	10,222	(14,813)

Provision for income taxes	11,975	7,612	828

Net income (loss)	8,767	2,610	(15,641)

Accretion on mandatorily redeemable convertible preferred stock	(2,538)	(104)	—

Net income (loss) applicable to common stockholders	$6,229	$2,506	$(15,641)

Net income (loss) applicable to common stockholders per share

Basic	$0.14	$0.06	$(0.40)

Diluted	$0.12	$0.05	$(0.40)

Weighted average common share outstanding

Basic	44,601	40,045	38,988

Diluted	52,270	47,242	38,988

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,

	2000	1999	1998

Cash flows from operating activities:

Net income (loss)	$8,767	$2,610	$(15,641)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	16,477	8,797	7,085

Write off of fixed assets related to merger	191	—	—

Deferred income taxes	(1,583)	1,955	(41)

Tax benefit from employee stock plans	8,714	4,439	240

Minority interest	(6,179)	—	—

Non-cash compensation	9,719	607	—

Deferred compensation amortization	1,957	288	49

Changes in operating assets and liabilities, net of effect of mergers:

Accounts receivable, net	(27,912)	(6,014)	(5,565)

Inventory, net	(734)	128	1,139

Prepaid expenses and other current assets	967	(9,889)	617

Other long-term assets	(2,387)	(2,471)	2,559

Accounts payable	(1,007)	1,211	(2,359)

Accrued liabilities	26,363	7,557	2,919

Unearned revenue	2,554	5,418	(455)

Other long-term liabilities	—	(478)	523

Net cash provided by (used in) operating activities	35,907	14,158	(8,930)

Cash flows from investing activities:

Proceeds from sale of fixed assets	625	961	—

Purchases of short-term investments	(117,457)	(133,549)	(444,824)

Maturities of short-term investments	127,558	128,005	455,465

Acquisition of property and equipment	(33,934)	(12,655)	(12,622)

Purchases of third party investments	(13,300)	—	(2,500)

Acquisition of intangible assets	(80)	—	—

Loan receivable	155	(2,659)	(4,943)

Net cash used in investing activities	(36,433)	(19,897)	(9,424)

Cash flows from financing activities:

Proceeds from issuance of mandatorily redeemable convertible preferred stock	—	9,937	3,548
Proceeds from issuance of preferred stock	59,029	3,407	8,702

Proceeds from issuance of common stock	39,434	26,777	8,011

Borrowings on capital lease	999	1,355	201

Payments on capital lease	(1,281)	(833)	(67)

Acquisition of treasury stock	(8,204)	(20,306)	(5,139)

Net cash provided by financing activities	89,977	20,337	15,256

Net increase (decrease) in cash and cash equivalents	89,451	14,598	(3,098)

Adjustment to conform acquired companies’ year end	(3,826)	2,084	—

Total	85,625	16,682	(3,098)

Cash and cash equivalents, beginning of year	29,459	12,777	15,875

Cash and cash equivalents, end of year	$115,084	$29,459	$12,777

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Treasury Stock		Additional
					Paid-In	Deferred
	Shares	Amount	Shares	Amount	Capital	Compensation

Balances as of March 31, 1997	38,751	$39	—	$—	$149,626	$(149)

Comprehensive loss:

Net loss

Unrealized loss on available-for-sale securities, net of tax

Total comprehensive loss

Common stock issued by acquired company					46

Preferred Shares issued by acquired companies					8,656

Exercise of stock options	573	1			2,384

Issuance of warrants to purchase common stock by acquired company					182

Common stock issued under ESPP	195	—			1,469

Tax benefit from stock plans					240

Common stock issued under purchase of Solis	300	—			3,975

Purchase of treasury stock			(510)	(5,139)

Non-cash compensation					(13)	62

Balances as of March 31, 1998	39,819	40	(510)	(5,139)	166,565	(87)

Comprehensive income:

Net income

Unrealized loss on available-for-sale securities, net of tax

Total comprehensive income

Preferred Shares issued by acquired companies					6,416

Issuance of common stock upon acquisition of LikeMinds, Inc. by Andromedia, Inc.	458	—			2,608

Exercise of stock options	3,168	3			22,546

Common stock issued under ESPP	145	—			1,618

Purchase of treasury stock			(1,110)	(20,306)

Preferred stock accretion					(104)

Tax benefit from stock plans					4,439

Non-cash compensation					2,352	(1,457)

Adjustment to conform acquired company’s year end (Note 4)					(3,009)

Balances as of March 31, 1999	43,590	43	(1,620)	(25,445)	203,431	(1,544)

Comprehensive income:

Net income

Unrealized gain on available-for-sale securities, net of tax

Total comprehensive income

Preferred Shares issued by acquired companies					520

Exercise of stock options	3,725	4			36,842

Common stock issued under ESPP	84	—			2,445

Common stock exchanged for preferred stock of pooled entities	3,231	4			31,403

Purchase of treasury stock			(198)	(8,204)

Preferred stock accretion					(2,538)

Tax benefit from stock plans					8,714

Non-cash compensation					33,251	(21,747)

Gain on sale of subsidiary stock					21,109

Adjustment to conform acquired company’s year end (Note 4)	44	—			320	(174)

Balances as of March 31, 2000	50,674	$51	(1,818)	$(33,649)	$335,497	$(23,465)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated		(Accumulated
	Other		Deficit)	Total
	Comprehensive	Comprehensive	Retained	Stockholders'
	Income (Loss)	Income (Loss)	Earnings	Equity

Balances as of March 31, 1997	$297		$(18,545)	$131,268

Comprehensive loss:

Net loss		$(15,641)	(15,641)	(15,641)

Unrealized loss on available-for-sale securities, net of tax	(250)	(250)		(250)

Total comprehensive loss		$(15,891)

Common stock issued by acquired company				46

Preferred Shares issued by acquired companies				8,656

Exercise of stock options				2,385

Issuance of warrants to purchase common stock by acquired company				182

Common stock issued under ESPP				1,469

Tax benefit from stock plans				240

Common stock issued under purchase of Solis				3,975

Purchase of treasury stock				(5,139)

Non-cash compensation				49

Balances as of March 31, 1998	47		(34,186)	127,240

Comprehensive income:

Net income		$2,610	2,610	2,610

Unrealized loss on available-for-sale securities, net of tax	(9)	(9)		(9)

Total comprehensive income		$2,601

Preferred Shares issued by acquired companies				6,416

Issuance of common stock upon acquisition of LikeMinds, Inc. by Andromedia, Inc.				2,608

Exercise of stock options				22,549

Common stock issued under ESPP				1,618

Purchase of treasury stock				(20,306)

Preferred stock accretion				(104)

Tax benefit from stock plans				4,439

Non-cash compensation				895

Adjustment to conform acquired company’s year end (Note 4)			2,084	(925)

Balances as of March 31, 1999	38		(29,492)	147,031

Comprehensive income:

Net income		$8,767	8,767	8,767

Unrealized gain on available-for-sale securities, net of tax	365	365		365

Total comprehensive income		$9,132

Preferred Shares issued by acquired companies				520

Exercise of stock options				36,846

Common stock issued under ESPP				2,445

Common stock exchanged for preferred stock of pooled entities				31,407

Purchase of treasury stock				(8,204)

Preferred stock accretion				(2,538)

Tax benefit from stock plans				8,714

Non-cash compensation				11,504

Gain on sale of subsidiary stock				21,109

Adjustment to conform acquired company’s year end (Note 4)	(10)		(3,826)	(3,690)

Balances as of March 31, 2000	$393		$(24,551)	$254,276

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000

1. Nature of Operations

      Macromedia’s Software business develops software that creates Web site layout, graphics and rich media content for Internet users and develops solutions for analyzing Web traffic and personalizing Web sites. Additionally, the Company’s consumer business, shockwave.com, Inc. (“shockwave.com”), designs, develops and markets aggregated content to provide and expand online entertainment on the Web. Macromedia sells its products through a network of distributors, value-added resellers (“VAR”s) and its own sales force and Web site, and to original equipment manufacturers (“OEM”s) in North America, Europe, Asia Pacific and Latin America. In addition, Macromedia derives revenues from advertising on its Web sites, and from software maintenance and technology licensing agreements. shockwave.com derives revenues from advertising and sponsorship on its Web sites. Macromedia, Inc. and its subsidiaries are hereinafter collectively referred to as the “Company” or Macromedia.

2. Summary of Significant Accounting Policies

      Principles of Consolidation —The consolidated financial statements include all domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated.

      Use of Estimates —The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

      Revenue Recognition —The Company recognizes revenue from the license of software products (shrinkwrap products and volume applications) to end users and OEMs, service transactions, advertising and sponsorships. The Company recognizes revenue from shrinkwrap software at shipment based on the fair value of the element provided that collection of the resulting receivable is deemed probable, in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants. The Company also maintains an allowance for potential credit losses and an allowance for anticipated returns on products sold to distributors and direct customers. The allowance for sales returns is estimated based on a calculation of forecast sales to the end user by distributors in relation to estimated current channel inventory levels. Revenues from multiple element software arrangements are allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support (“PCS”), installation, or training. The determination of fair value is based on objective evidence that is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue from PCS contracts is recognized on a straight-line basis over the term of the contract, generally one year. Revenue from consulting, training, and other services is generally recognized as the services are performed.

      In December 1998, SOP 98-9 Software Revenue Recognition, with Respect to Certain Arrangements was issued. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method”, total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The adoption of SOP 98-9 did not have a material effect on the Company’s results of operations when adopted on April 1, 1999.

      The Company has entered into agreements whereby it licenses products to OEMs or provides customers the right to multiple copies. These agreements generally provide for nonrefundable fixed fees that are recognized at delivery of the product master or the first copy. If PCS is not included, per copy royalties in excess of the fixed minimum amounts and refundable license fees are recognized as earned. If PCS is included in the contract, it is unbundled from the license fee using the Company’s objective evidence of the fair value of the maintenance and/or services

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

represented by the Company’s customary pricing for such maintenance and/or services. If objective evidence of the fair value of the maintenance is not available, the revenues from the entire arrangement are recognized ratably over the maintenance term.

      The Company has entered into end user software license agreements for the Company’s products that provide for an initial fee to use the products in perpetuity up to a maximum number of users. These volume license arrangements are multiple element arrangements consisting of license fees, consulting fees and PCS. Some arrangements involve services that are essential to the functionality of the software. Fees from licenses are recognized as revenue upon shipment, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable and the arrangement does not involve services that are essential to the functionality of the software. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment of the licenses is not dependent upon the performance of the consulting services. Revenues from PCS are recognized on a straight-line basis over the term of the contract. In instances where the arrangement involves services that are essential to the functionality of the software, both the license and consulting fees are recognized under the percentage of completion method of contact accounting in accordance with SOP 81-1.

      Progress towards completion is generally measured based on the estimated number of hours to complete the specific projects. In the event the costs to complete a contract are expected to exceed anticipated revenues, a loss is accrued. In certain circumstances where the Company is unable to estimate the amount of effort required to customize or implement the software license, revenue is recognized using the completed contract method. As of March 31, 2000, no amounts have been recognized under the completed contract method.

      Advertising revenues are derived from the sale of banner advertisements and sponsorships on the Company’s Web sites under short and long-term contracts, net of commissions. Through March 31, 2000, the Company’s advertising contracts have been principally less than one year. Advertising revenues on banner contracts and sponsorships are recognized based on delivery in the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by the users of the Company’s Web sites. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved.

      Cash Equivalents and Short-term Investments —Cash equivalents consist of highly liquid investments with a stated effective maturity of three months or less at the time of purchase. Short-term investments consist of readily marketable securities with a maturity of more than three months from time of purchase. Where the maturity is more than one year, the securities are classified as short-term as the Company’s intention is to convert them into cash for operations as needed.

      Cash equivalents and all of the Company’s short-term investments are classified as “available-for-sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

      The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. As required by SFAS No. 115, available-for-sale securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income, net.

      Investments —The Company holds strategic investments in several companies. When the investments do not represent a greater than 20% voting interest in the investee and the Company does not have the ability to

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

significantly influence the investee’s management, the investments are accounted for on the cost basis. When the Company does own greater than 20% but less than 50% voting interest in an investee, or has the ability to exert significant influence over the investee’s management, the Company accounts for the investment using the equity method of accounting. Investments to date have been accounted for using the cost basis.

      Inventory — Inventory consists primarily of software media, hardware product components, manuals, and related packaging materials. Inventory is recorded at the lower of cost or market value, determined on a first-in, first-out basis.

      Concentrations of Credit Risk — Distributors comprise a significant portion of the Company’s revenues and trade receivables. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and requires letters of credit or bank guarantees, if deemed necessary, but generally requires no collateral. For the years ended March 31, 2000, 1999, and 1998, sales to one distributor, Ingram Micro, accounted for 28% of each respective years’ consolidated revenues. Accounts receivable relating to this customer were $16.0 million and $8.0 million as of March 31, 2000 and 1999, respectively. These sales to Ingram Micro are included in the Company’s Software business (See Note 19). Three distributors accounted for an additional 18% of revenues for the year ended March 31, 2000.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade receivables and forward contracts used in hedging activities. The Company places its cash equivalents, short-term investments, and forward contracts with major financial institutions of high credit standing. The Company does not believe there is significant risk of non-performance by these institutions because the Company monitors their credit ratings and limits the financial exposure to any one commercial issuer and any one type of investment. The fair value of the Company’s cash, accounts receivable, accounts payable, and employee loans approximated their carrying values due to their short maturity or rate structure.

      Property and Equipment — Property and equipment are recorded at cost. Buildings are depreciated over thirty years, and tenant improvements over ten years, using the straight-line method. Depreciation of equipment, furniture, and fixtures is provided over estimated useful lives ranging from three to five years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the related assets, ranging from three to ten years.

      Intangible Assets — Intangible assets consist of a trademark license and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of the trademark license is calculated on a straight-line basis over an estimated useful life of 7 years. Goodwill is amortized on a straight-line basis over an estimated useful life of approximately 3 years. Accumulated amortization of intangibles was $1.7 million and $300,000 at March 31, 2000 and 1999, respectively. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the business climate and projected cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

      Software Costs — SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, provides for capitalization of certain software development costs once technological feasibility is established. The Company believes that software development costs incurred subsequent to technological feasibility have not been material, other than the costs paid to third parties to develop localized versions of its software, which are capitalized and amortized to cost of sales on a straight-line basis over the lesser of estimated product life or 12 months. Software costs also include amounts paid for purchased software to be sold and outside development on products that have reached technological feasibility. The amounts capitalized under SFAS No. 86 were immaterial.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

      Software for Internal Use — The Company capitalizes costs of software, consulting services, hardware and payroll related costs incurred to purchase or develop internal-use software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance. Capitalized software for internal use is generally amortized over three years.

      Foreign Currency Translation — The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated using the exchange rates at the balance sheet date. Revenues and expenses are translated using average exchange rates during the year. Translation adjustments are recorded in the consolidated statements of operations.

      Foreign Exchange Forward Contracts — The Company uses foreign exchange forward contracts to hedge its net monetary asset positions in foreign currencies. The Company’s forward contracts do not qualify as accounting hedges. The Company marks-to-market the forward contracts and includes unrealized gains and losses in current period net income or loss as a component of other income (expense). The Company may from time to time adjust its foreign exchange position by entering into additional contracts or by terminating or offsetting existing foreign currency forward contracts. Gains and losses on terminated or offset contracts are recognized in income in the period of contract termination or offset.

      Minority Interest in Subsidiary — As of March 31, 2000, the Company had one subsidiary owned less than 100%, shockwave.com. Gains or losses from the sale of subsidiary capital stock are recorded in additional paid-in-capital, net of tax (See Note 11).

      Stock Based Compensation — As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees (See Note 14). Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Warrants issued to non-employees are accounted for using the fair value method of accounting as prescribed by SFAS 123, utilizing the Black-Scholes model and volatility factors for comparable public companies. Compensation costs are amortized on a straight-line basis over the vesting period of the securities.

      Comprehensive Income (Loss) — In fiscal year 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards of reporting and displaying comprehensive income and its components of net income and “other comprehensive income” in a full set of general-purpose financial statements. “Other comprehensive income” refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The adoption of SFAS 130 had no impact on the Company’s net income or loss or stockholders’ equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. The sole component of other comprehensive income for the years ended March 31, 2000, 1999 and 1998 was unrealized gains or losses from the Company’s available-for-sale securities.

      Marketing Programs — The Company reimburses certain qualified customers for a portion of the costs related to their promotion of the Company’s products. The Company’s liability for reimbursement is accrued at the time revenue is recognized as a percentage of the qualified customer’s net revenue derived from the Company’s products. The Company also subsidizes other marketing activities through cooperative arrangements with its customers, and accrues the expense as the advertising occurs.

      Advertising Costs — Advertising expenditures are charged to operations as incurred. Advertising expense for the year ended March 31, 2000, 1999, and 1998 was $8.3 million, $8.2 million, and $4.7 million, respectively.

      Income Taxes — The Company utilizes SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

      Future Adoption of New Accounting Standards — In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137, Deferral of Effective Date of Statement 133, is effective for all quarters of fiscal years beginning after June 15, 2000. The Company has not completed an assessment of the impact of SFAS 133 on the consolidated results of operations and financial position. SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value.

      Reclassification — Certain amounts in the accompanying fiscal year 1999 and fiscal year 1998 consolidated financial statements have been reclassified in order to conform with the presentation of the 2000 consolidated financial statements.

3. Supplemental Statements of Cash Flows Information

      Supplemental cash flow information and non-cash investing activities for the years ended March 31, 2000, 1999 and 1998 are as follows (in thousands):

	2000	1999	1998

Supplemental disclosure of cash flow information:

Interest paid	$76	$43	$16

Income taxes paid	126	—	—

Non-cash investing and financing activities:

Common stock issued in exchange for LikeMinds	$—	$2,600	$—

Common stock issued in exchange for Solis	—	—	3,975

Unrealized gain (loss) on available-for-sale securities	355	(9)	(250)

4. Business Combinations

      Poolings-of-Interest

      Andromedia, Inc. On October 6, 1999, Macromedia, Inc., Andromedia, Inc. (“Andromedia”), and Peak Acquisition Corp., a wholly-owned subsidiary of Macromedia (“Peak Acquisition”), entered into an Agreement and Plan of Reorganization under which Macromedia acquired Andromedia by exchanging all of the outstanding capital stock, options, and warrants of Andromedia for approximately 5.2 million shares of common stock, options, and warrants of Macromedia. The merger closed on December 1, 1999. As a result of the acquisition of Andromedia, Peak Acquisition was merged with and into Andromedia and Andromedia remains as the surviving corporation and wholly-owned subsidiary of Macromedia. The transaction was accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations for Andromedia. Andromedia develops e-marketing software that enables companies to implement an integrated solution to analyze the success of their Web marketing efforts and to personalize their e-commerce offering based on customers’ needs in real-time.

      In conjunction with the merger, the Company incurred direct merger-related expenses of approximately $1.5 million, including investment banker fees, legal and other professional fees, and severance. The Company also incurred costs of $2.3 million relating to Andromedia’s public offering process, which was terminated upon the merger with Macromedia. These costs included investment banker fees, legal and other professional fees, and printing costs. At March 31, 2000, approximately $1.5 million of these costs remained in accrued liabilities for acquisition related expenses.

      Prior to the combination, Andromedia’s fiscal year ended on December 31. In restating the financial statements for the pooling-of-interests combination, Andromedia’s financial statements for the twelve months ended March 31, 2000, December 31, 1998 and December 31, 1997 were combined with Macromedia’s financial statements for the years ended March 31, 2000, 1999 and 1998, respectively. The combined balance sheet as of March 31, 1999

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

combines the assets, liabilities and stockholders’ equity of Macromedia on that date with Andromedia’s balance sheet as of December 31, 1998. An adjustment has been made to the consolidated statements of stockholders’ equity and cash flows to include Andromedia’s results of operations for the three months ended March 31, 1999 which were not included in the period ended March 31, 2000. Andromedia’s revenue and net loss for the three months ended March 31, 1999 was $1.1 million and $3.8 million, respectively. There were no conforming accounting adjustments for Andromedia and there were no intercompany transactions between the entities prior to the combination.

      ESI Software, Inc. On July 8, 1999, Macromedia, Inc., ESI Software, Inc., a California corporation (“ESI”), and Dynamo Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Macromedia (“Dynamo”), entered into an Agreement and Plan of Reorganization, under which Macromedia acquired ESI by exchanging all of the outstanding capital stock, options and warrants of ESI for approximately 635,000 shares of common stock, options and warrants of Macromedia (as valued on July 8, 1999). The merger closed on September 30, 1999. As a result of the acquisition of ESI, Dynamo was merged with and into ESI and ESI remains as the surviving corporation and a wholly-owned subsidiary of Macromedia. The transaction has been accounted for as a pooling-of-interests and is a tax-free reorganization. ESI develops and markets software that enables users to build advanced, interactive, business-oriented Web applications.

      In conjunction with the merger, the Company incurred direct merger-related expenses of approximately $3.1 million, including expenses for bonuses contingent upon closing of the merger agreement, legal and other professional fees, personnel severance and relocation of employees, during the year ended March 31, 2000.

      Prior to the combination, ESI’s fiscal year ended on June 30. The financial statements of Macromedia have been restated to include the financial position and results of operations of ESI for all periods presented. The restated statements of operations for the years ended March 31, 2000 and 1999 include Macromedia’s and ESI’s results of operations for those periods. The restated statement of operations for the year ended March 31, 1998 combines Macromedia’s year ended March 31, 1998 with ESI’s year ended June 30, 1998. For the three months ended June 30, 1998, ESI had revenues and a net loss of $93,000 and $2.1 million, respectively. The combined balance sheets as of March 31, 2000 and 1999 combines the assets, liabilities and stockholders’ equity of Macromedia with ESI on those dates. An adjustment has been made to the consolidated statements of stockholder’s equity and cash flows to exclude ESI’s results of operations for the three months ended June 30, 1998 which were included in the period ended March 31, 1999. During the year ended March 31, 2000, the Company purchased product from ESI pursuant to a distribution agreement. This transaction was eliminated upon consolidation. There were no conforming accounting adjustments for ESI upon acquisition.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

      The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below. Revenues and net loss for Andromedia subsequent to December 1, 1999 are included with Macromedia’s financial results. Revenue and net loss for ESI subsequent to September 30, 1999 are included with Macromedia’s financial results (in thousands).

	For the Years Ended
	March 31,

	2000	1999	1998

Revenues:
Macromedia	$257,289	$149,886	$113,086

Andromedia	4,611	1,969	449

ESI Software	2,259	1,388	268

Combined	$264,159	$153,243	$113,803

Net Income (Loss) Applicable to

Common Stockholders:

Macromedia	$23,864	$19,784	$(6,187)

Andromedia	(15,555)	(9,660)	(3,350)

ESI Software	(2,080)	(7,618)	(6,104)

Combined	$6,229	$2,506	$(15,641)

Technology Purchase Transactions

      Starbase Corporation In July 1999, the Company acquired certain technology rights and other related software products from Starbase Corporation for $2.8 million. The Company intends to utilize these assets in the research and development of a single future research and development project. As a result of the acquisition, the Company wrote off the entire $2.8 million to acquisition related expenses in the year ended March 31, 2000 as the Company determined that the technology did not have any alternative future uses.

      Time4.com On December 22, 1999, the Company acquired certain technology rights of Time4.com, Inc. (“Time4”), a software development company located in Minnesota, for $1.9 million in cash. The acquisition was accounted for under the purchase method; accordingly, the results of operations of Time4 have been included in the Company’s consolidated financial statements from the date of acquisition. As a result of the acquisition, the Company wrote off approximately $1.8 million of rights relating to Time4’s preliminary technology as the Company determined that the technology does not have any alternative future uses. The Company has capitalized approximately $100,000 associated with the workforce in place and non-compete agreements for Time4’s principal employees and is amortizing these intangible assets on a straight-line method over a period of 3.5 years.

5. Agreement with Lotus Development Corporation

      In fiscal year 2000, the Company closed a series of agreements with Lotus Development Corporation (“Lotus”), the combined effect of which was to: (i) sell certain tangible and intangible assets relating to the Company’s Pathware product line to Lotus, (ii) result in Lotus acting as a distributor of the Company’s products, and (iii) cause the Company and Lotus to cooperate with respect to certain future development activities related to the Company’s and Lotus’ products. The Company is to receive a minimum of $30.0 million in revenue over the next three years as a result of the terms of the agreements.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

6. Cash, Cash Equivalents and Short-Term Investments

      The following is a summary of cash, cash-equivalents and short-term investments at March 31, 2000 and 1999 (in thousands):

	2000	1999

Cash and cash equivalents:

Cash	$27,732	$22,538

Money market funds	8,729	1,629

Commercial paper	64,674	5,032

Certificates of deposit	1,999	260

Government securities	11,950	—

Total cash and cash equivalents	115,084	29,459

Short-term investments:

Corporate equity securities	$982	$3,020

Corporate notes	—	501

Corporate bonds	27,378	—

Commercial paper	3,976	35,349

U.S. government debt securities	33,128	42,828

Certificate of deposit	6,488	—

Total short-term investments	71,952	81,698

Total cash, cash equivalents, and short-term investments	$187,036	$111,157

      Short-term investments consisted of the following, by contractual maturity as of March 31, 2000 and 1999 (in thousands):

	2000	1999

Due in one year or less	$28,449	$61,750

Due in one to three years	43,503	19,948

	$71,952	$81,698

      The Company’s available-for-sale securities are carried at market value. Unrealized gains were $355,000 and losses were $9,000, net of tax, at March 31, 2000 and 1999, respectively.

7. Property and Equipment

      Property and equipment as of March 31, 2000 and 1999, consisted of the following (in thousands):

	2000	1999

Land and building	$21,280	$21,270

Computer equipment	40,259	26,292

Computer software	20,535	9,051

Office equipment and furniture	15,463	10,522

Leasehold improvements	7,847	5,447

	105,384	72,582

Less accumulated depreciation and amortization	(44,531)	(29,769)

	$60,853	$42,813

      Depreciation and amortization expense for the years ended March 31, 2000, 1999, and 1998 was $14.8 million, $8.4 million, and $7.8 million, respectively.

      Included in computer software is approximately $15.6 million related to the continuing development of an internal use information technology infrastructure for sales and marketing, customer support, on-line product distribution, and technical support. At March 31, 2000 accumulated amortization of this software was approximately $3.4 million.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

8. Investments

      In fiscal year 2000, the Company made strategic preferred stock investments in several companies, including Stan Lee Media, Inc., Mondo Media Productions, Inc., Spiderdance, Inc., iHarvest Corporation and Context Media, Inc. These investments are included in the other assets component of the consolidated balance sheets. The cost method is used to record these investments, as the Company holds less than 20% of the voting rights of each of these investees and does not have the ability to significantly influence the investees. The Company determines the fair value of the investment based on current market price, or if the investment is not publicly traded, considers among other factors, pricing of current financing rounds. As of March 31, 2000, the investment costs approximated their fair values.

9. Accrued Liabilities

      Accrued liabilities as of March 31, 2000 and 1999, consisted of the following (in thousands):

	2000	1999

Accrued compensation	$5,172	$1,756

Accrued marketing development	2,789	2,078

Accrued fringe benefits	4,822	2,670

Accrued payroll taxes	9,113	2,939

Accrued income taxes	8,782	4,139

Other accrued expenses	23,164	14,119

Total accrued liabilities	$53,842	$27,701

10. Income Taxes

      The components of the provision for income taxes for the years ended March 31, 2000, 1999 and 1998, are as follows (in thousands):

	2000	1999	1998

Current:
Federal	$—	$—	$—

State	—	—	—

Foreign	2,651	2,331	323

Total Current	2,651	2,331	323

Deferred:

Federal	416	949	829

State	194	(107)	(564)

Total Deferred	610	842	265

Charge in lieu of taxes attributable to employee stock plans	8,714	4,439	240

Total	$11,975	$7,612	$828

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

      The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income before income taxes for the years ended March 31, 2000 and 1999, and 34% for the year ended March 31, 1998, as a result of the following (in thousands):

	2000	1999	1998

Computed tax (benefit) at statutory rate	$7,213	$9,590	$(1,822)

State taxes (net)	602	387	151

Nondeductible pooling and acquisition costs and goodwill	10,442	32	2,412

Foreign benefits provided for at rates other than U.S statutory rates	(4,286)	(725)	—

Research and other tax credits	(2,413)	(1,543)	—

Other, net	417	(129)	87

Total	$11,975	$7,612	$828

      The tax effect of temporary differences that give rise to deferred tax assets (liabilities) as of March 31, 2000 and 1999, is as follows (in thousands):

	2000	1999

Deferred tax assets:

Reserves, accruals and other	$9,333	$6,899

Net operating loss carryforwards (federal)	79,857	25,197

Net operating loss carryforwards (state)	21,797	2,983

Credit for research activities	16,330	13,207

Other credits	3,339	588

Total deferred tax assets	130,656	48,874

Less valuation allowance	(122,844)	(41,975)

Net deferred tax assets	7,812	6,899

Deferred tax liabilities:

Depreciation	—	(306)

Total deferred	—	(306)

Net deferred tax asset	$7,812	$6,593

      As of March 31, 2000, the Company had available federal and state net operating loss carryforwards of approximately $255.0 million and $111.0 million, respectively. The Company also had unused research credit carryforwards of approximately $10.1 million and $6.2 million for federal and California tax purposes, respectively. If not utilized, net operating loss and federal research credit carryforwards will expire in fiscal years 2002 through 2020. The California research credits may be carried forward indefinitely.

      Approximately $102.0 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current earnings when subsequently recognized. Approximately $16.3 million of the valuation allowance for deferred tax assets relates to research and experimentation credits, of which approximately $10.6 million will be allocated to paid-in capital rather than current earnings when subsequently recognized.

      Cumulative undistributed earnings of international subsidiaries amounted to $24.0 million as of March 31, 2000, which are intended to be permanently reinvested. The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $8.8 million.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

      The utilization of research and experimentation credits is limited by current tax regulations. These research and experimentation credits will be utilized in future periods if sufficient income is generated. The Company’s ability to utilize certain loss carryforwards and certain research credit carryforwards are subject to limitations pursuant to the ownership change rules of Internal Revenue Code Section 382.

      The Company believes it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax assets recognized by the Company.

11. Minority Interest in Subsidiary

      During fiscal year 2000, the Company’s consolidated subsidiary, shockwave.com, issued 18.2 million shares of Preferred Series B stock to parties other than Macromedia for cash consideration of $2.50 per share. This represented 34.6% of shockwave.com’s preferred stock at March 31, 2000. Prior to the transaction, the Company held 100% of the equity of shockwave.com in the form of Preferred Series A stock. Preferred Series A and B stock both have identical rights and privileges. The proportionate value offered to the third parties in the Series B offering was in excess of the Company’s average carrying amount. As a result of the transaction, the Company recorded $21.1 million in its consolidated statement of stockholders’ equity in order to adjust its investment in shockwave.com stock to reflect its share of the net assets of shockwave.com. In addition, the Company considers shockwave.com a start up, and as such, no gain was recognized by the Company.

      shockwave.com is authorized to issue 107.2 million shares of convertible preferred stock. Of this, 69.2 million shares are Series A Convertible Preferred Stock and 38.0 million shares are Series B Convertible preferred stock, both with a par value of $0.001 per share. The rights and privileges of Preferred Series A and B entitle the holder of each share to receive non-cumulative dividends when and if declared by the Company and also allow for liquidation preferences for an amount per share equal to the original issue price for each series of preferred stock, plus any declared but unpaid dividends. The shares are convertible either at the option of the holder, or upon a public offering of shockwave.com common stock. Upon conversion, each preferred share is convertible into shockwave.com common shares based on a price determined at the conversion date.

12. Mandatorily Redeemable Convertible Preferred Stock

      At the consummation of the merger between the Company and Andromedia, Andromedia had 2.3 million shares of mandatorily redeemable convertible preferred stock outstanding. These shares were redeemable at the higher of original issuance price plus declared but unpaid dividends or fair market value at or any time after February 1, 2004. Accordingly, the Company increased the carrying amount of the instruments through periodic accretions, so that the carrying amount would equal the mandatory redemption amount at February 1, 2004. Mandatorily redeemable preferred stock consisted of the following (in thousands):

	Shares
	Outstanding	Amount

Issuance of Series C Preferred Stock	401	$3,548

Balance as of March 31, 1998.	401	3,548

Issuance of Series D Preferred Stock	815	9,927

Issuance of Series D Preferred Stock Warrants	—	12

Preferred Stock accretion	—	104

Balance as of March 31, 1999.	1,216	13,591

Issuance of Series E Preferred Stock	1,055	14,914

Issuance of Series C and E Preferred Stock Warrants	—	360

Preferred Stock accretion	—	2,538

Conversion into Macromedia Common Stock	(2,271)	(31,403)

Balance as of March 31, 2000.	—	$—

      On December 1, 1999, Macromedia completed its merger with Andromedia upon which all outstanding mandatorily redeemable preferred shares of Andromedia automatically converted into Macromedia common stock.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

      The holders of Mandatorily Redeemable Convertible Preferred Stock had the following rights and preferences as follows:

      Redemption — Upon written notice of at least a majority of the holders of Series C, Series D or Series E Convertible Preferred Stock, at any time subsequent to February 1, 2004, the Company must have redeemed a specified percentage of Series C, D and E Convertible Preferred Stock at a price equal to the greater of (i) $8.92 (Series C), $12.28 (Series D) and $14.32 (Series E) per share, respectively, plus all declared but unpaid dividends on such shares or (ii) the per share fair market value as determined by mutual agreement between a majority of the holders of the applicable series of redeemable preferred and a majority of the Board of Directors.

      Dividends — Holders of Series C, D and E Convertible Preferred Stock were entitled to receive non-cumulative dividends at the per annum rate of $0.45, $0.61 and $0.73 per share, respectively, when and if declared by the Board of Directors. The holders of Series C, D and E Convertible Preferred Stock were also entitled to participate in dividends on Common Stock, when and if declared by the Board of Directors, based on the number of shares of Common Stock held on an as-if converted basis. No dividends were declared by the Board from inception through December 1, 1999.

13. Stockholders’ Equity

      As a result of the Company’s poolings-of-interests, various issuances of stock of the acquired entities were issued and outstanding during fiscal year 2000, 1999 and 1998. For presentation purposes, the Company has shown the activity and outstanding preferred share balances of the acquired entities as a component of additional paid-in-capital in the Company’s statements of stockholders’ equity. The following table summarizes the activity and shares outstanding of Andromedia and ESI as of March 31, 2000, 1999 and 1998. All Andromedia and ESI preferred shares are shown as if converted into the Company’s common stock and have a par value of $0.001 (in thousands):

	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred
	Stock	Stock	Stock	Stock	Stock	Additional
	Andromedia	Andromedia	ESI	ESI	ESI	ESI	Paid in
	Series A	Series B	Series A	Series B	Series C	Series D	Capital

	Shares	Shares	Shares	Shares	Shares	Shares

Balance as of March 31, 1997.	61	90	44	9	—	—	$7,046

Issuance of preferred stock	—	33	—	—	245	—	8,656

Balance as of March 31, 1998.	61	123	44	9	245	—	15,702

Elimination of ESI activity for the duplicated three months ended June 30, 1998.	—	—	—	—	(93)	—	(3,009)

Issuance of preferred stock	—	—	—	—	93	99	6,416

Balance as of March 31, 1999.	61	123	44	9	245	99	19,109

Issuance of preferred stock	—	—	—	—	—	15	520

Conversion of preferred stock to common upon acquisition	(61)	(123)	(44)	(9)	(245)	(114)	—

Balance as of March 31, 2000.	—	—	—	—	—	—	$19,629

      All equity activity other than the share amounts above is included in the accompanying consolidated statements of stockholders’ equity.

      Preferred Stock. Macromedia is authorized to issue 5.0 million shares of convertible preferred stock with a par value of $0.001 per share. Holders of Series A and B Convertible Preferred Stock under Andromedia were entitled to receive non-cumulative dividends at the per annum rate of $0.97 and $0.41. Holders of Series A, B, C and D

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

Convertible Preferred Stock under ESI were entitled to receive non-cumulative dividends at a per annum rate ranging from $0.90 to $2.82.

      Treasury Stock. In July 1997, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s common stock. In October 1998, the Board of Directors authorized the repurchase of an additional 2.0 million shares of the Company’s common stock. During the years ended March 31, 2000 and 1999, the Company purchased 198,000 and 1.1 million shares, respectively, of its common stock on the open market at an average price of $41.43 and $18.29 per share, respectively. The shares are recorded at cost and are shown as a reduction of stockholders’ equity. In connection with the acquisition of ESI Software, Inc. (See Note 4), the Company rescinded the repurchase program.

Stock Based Compensation Plans

      Macromedia, Inc. Stock Option Plans. As of March 31, 2000, there are stock options outstanding in connection with the following stock option and purchase plans (the “Macromedia Plans”):

(i)	Authorware 1988 Stock Option Plan
(ii)	1992 Equity Incentive Plan (“EIP”)
(iii)	1993 Employee Stock Purchase Plan (“ESPP”)
(iv)	1993 Directors Stock Option Plan
(v)	ESI 1996 Equity Incentive Plan
(vi)	Andromedia 1996 Stock Option Plan
(vii)	Andromedia 1997 Stock Option Plan
(viii)	Andromedia 1999 Stock Option Plan
(ix)	Macromedia 1999 Stock Option Plan

      The options outstanding under the plans indicated at (i), (v), (vi), (vii) and (viii) (the “Prior Plans”) above were assumed by the Company as a result of merger activities. The Company assumed certain options granted to former employees of the acquired companies (the “Acquired Options”) under these plans. All of the Acquired Options have been adjusted to give effect to the respective conversion terms between the Company and companies acquired. Of the Prior Plans, the Company continues to grant options only from the Andromedia 1999 Stock Option Plan.

      The EIP and Andromedia 1999 Stock Plan provide for the grant of several types of stock based awards including, incentive and nonqualified stock options, restricted stock, and stock bonuses and purchase rights. The total number of shares reserved pursuant to these plans as of March 31, 2000, was 15.9 million. Any options granted pursuant to the Authorware 1988 Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full shall no longer be available for distribution under the plan, but shall be available for distribution under the EIP. Similarly, any option or purchase right under the Andromedia 1999 Stock Option Plan that becomes unexercisable without having been exercised in full, shall become available for future grant or sale.

      Under the ESPP, 800,000 shares of common stock, are reserved for issuance. Under the ESPP, and subject to certain limitations, employees may purchase, through payroll deductions of 2% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. During the years ended March 31, 2000, 1999, and 1998, the Company issued 84,358, 145,826, and 194,786, shares under the plan at average prices of $28.98, $11.10, and $7.54, per share, respectively.

      Under the 1993 Directors Stock Option Plan and Macromedia 1999 Stock Option Plan, 700,000 and 1.6 million shares of common stock, respectively, are reserved for grant as non-qualified stock options.

      In fiscal year 2000, the Company granted non-plan options to Company executives to purchase shares of the Company’s common stock. The options were granted with an exercise price equal to fair market value on the grant date and have terms similar to the Company’s stock option plans.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

      Stock options under the Macromedia Plans are generally granted at a price equal to fair market value at the time of the grant and normally vest over four years from the date of grant. The options expire 10 years from the date of grant and are normally canceled three months after an employee’s termination.

      The following summarizes the stock option activity for the years ended March 31, 2000, 1999 and 1998 (in thousands, except per share amounts):

		Weighted Average
		Exercise
	Shares	Price

Options outstanding as of March 31, 1997	8,551	$12.00

Granted	9,633	7.99

Exercised	(573)	4.18

Cancelled	(6,509)	14.03

Options outstanding as of March 31, 1998	11,102	7.73

Granted	3,636	16.21

Exercised	(3,168)	7.04

Cancelled	(1,390)	9.02

Options outstanding as of March 31, 1999	10,180	10.81

Granted	7,231	49.46

Exercised	(3,725)	9.85

Cancelled	(2,138)	29.25

Options outstanding as of March 31, 2000	11,548	$31.92

      On May 6, 1997, the Board of Directors approved a repricing of approximately 4.9 million outstanding stock options held by existing employees to the current fair market value of the Company’s stock.

      shockwave.com, Inc. Stock Option Plan. On December 1, 1999, shockwave.com adopted the shockwave 1999 Equity Incentive Plan. Under the terms of the plan, shockwave.com is eligible to grant a total of 17.4 million options of shockwave.com stock as incentive stock options, non-qualified stock options or restricted stock options.

      Stock options for shockwave.com granted during fiscal year 2000 were priced at $0.50 per share and vest over four years from the date of grant. The options expire 10 years from the date of grant and are normally canceled three months after an employee’s termination.

      The following summarizes the stock option activity for the year ended March 31, 2000 (in thousands, except per share amounts):

		Weighted Average
		Exercise
	Shares	Price

Options outstanding as of March 31, 1999	—	$—

Granted	14,903	0.50

Exercised	—	—

Cancelled	(189)	0.50

Options outstanding as of March 31, 2000	14,714	$0.50

14. Stock Compensation

      The Company has recorded deferred compensation or compensation expense for options issued under the Andromedia, ESI and shockwave.com stock option plans that were issued with an exercise price less than fair value of the underlying stock at the date of grant. The fair value of the underlying common stock of shockwave.com has been determined by the Company based on factors including, but not limited to, preferred stock sales, comparisons to competitive public companies, and general market conditions. Fair value for Macromedia stock is based on the price of the Company’s common stock as traded on NASDAQ. The Company recorded approximately $5.1 million,

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

$300,000 and $100,000 in fiscal year 2000, 1999 and 1998, respectively, of compensation expense related to stock option grants by shockwave.com, Andromedia and ESI.

      In connection with certain content development agreements entered into in fiscal year 2000, warrants for approximately 2.8 million shares of shockwave.com common stock were issued to non-employees. Each warrant entitles the holder to purchase one share of shockwave.com common stock at $0.50 per share. The warrants are immediately exercisable and expire 10 years from the date of issuance. Under the terms of the agreements, vesting of the warrants is not contingent upon any future obligations. Furthermore, the warrant agreements do not contain any vesting clauses. The Company recorded compensation expense of approximately $6.0 million in connection with the issuance of the shockwave.com warrants. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected volatility of 85%, risk-free interest rate of 5.7% and contractual life of 10 years.

      Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined consistently with the fair value approach enumerated in SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share for the years ended March 31, 2000, 1999 and 1998, would have been changed as indicated below (in thousands, except per share amounts):

	2000	1999	1998

Net income (loss) applicable to common stockholders:

As reported	$6,229	$2,506	$(15,641)

Pro-forma	$(702)	$(1,877)	$(27,790)

Net income (loss) applicable to common stockholders per share:

Basic:

As reported	$0.14	$0.06	$(0.40)

Pro-forma	$(0.02)	(0.05)	$(0.71)

Diluted:

As reported	$0.12	$0.05	$(0.40)

Pro-forma	$(0.02)	$(0.05)	$(0.71)

      The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts.

      The weighted-average fair value of Macromedia options granted during the years ended March 31, 2000, 1999, and 1998 were $26.79, $10.11, and $4.70, respectively. The weighted average fair value of purchase rights granted under the ESPP during the years ended March 31, 2000, 1999, and 1998, was $17.92, $7.53, and $3.74 per right, respectively.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

      The fair value of Macromedia options and purchase rights granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions used for grants in 2000, 1999, and 1998:

	Stock Option Plan			Employee Stock Purchase Plan

	2000	1999	1998	2000	1999	1998

Weighted average risk free rate	6.07%	5.11%	6.28%	5.49%	5.08%	5.35%

Expected life (Years)	3.50	3.50	3.28	0.50	0.50	0.50

Expected volatility	70%	73%	80%	70%	73%	80%

      The following table summarizes information about the Macromedia’s stock options outstanding as of March 31, 2000 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
	Number of	Contractual	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Life	Exercise Price	Options	Exercise Price

$0.34 — $3.00	106	5.33	$1.33	75	$1.13

$3.50 — $9.00	2,800	6.61	7.54	1,768	7.45

$9.09 —$24.50	2,482	8.12	13.34	924	12.95

$24.81 — $45.31	3,389	9.26	33.05	449	30.09

$51.97 — $86.38	2,771	9.70	73.00	45	67.11

Total	11,548	8.44	$31.93	3,261	$12.80

      The weighted-average fair value of shockwave.com options granted during the year ended March 31, 2000 was $1.96.

      The fair value of shockwave.com options granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for grants in 2000:

2000

Weighted average risk free rate	6.63%

Expected life (Years)	4.0

Expected volatility	85%

      As of March 31, 2000 all shockwave.com options outstanding had weighted average exercise prices of $0.50 with a weighted average life of 9.88 years. At March 31, 2000, 10.9 million options are outstanding under the plan, however, 10.4 million are unvested and subject to repurchase restrictions upon exercise.

15. Earnings Per Share

      The Company computes earnings per share in accordance with SFAS 128, Earnings Per Share. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of common and potentially dilutive securities outstanding during the period, to the extent such potentially dilutive securities are dilutive. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A, B, C, D and E convertible preferred stock.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

      The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended March 31,

	2000	1999	1998

Basic Net Income (Loss) Per Share Computation

Numerator:

Net income (loss)	$8,767	$2,610	$(15,641)

Accretion of Series C, D and E mandatorily redeemable convertible preferred stock	(2,538)	(104)	—

Net income (loss) applicable to common stockholders	$6,229	$2,506	$(15,641)

Denominator:

Weighted average number of common shares outstanding during the period	44,601	40,045	38,988

Basic net income (loss) applicable to common stockholders per share	$0.14	$0.06	$(0.40)

	Year Ended March 31,

	2000	1999	1998

Diluted Net Income (Loss) Per Share Computation

Numerator:

Net income (loss)	$8,767	$2,610	$(15,641)

Accretion of Series C, D and E mandatorily redeemable convertible preferred stock	(2,538)	(104)	—

Net income (loss) applicable to common stockholders	$6,229	$2,506	$(15,641)

Denominator:

Weighted average number of common shares outstanding during the period	44,601	40,045	38,988

Effect of dilutive securities:

Convertible preferred stock and stock warrants	532	823	—

Stock options and restricted stock	7,137	6,374	—

Total	52,270	47,242	38,988

Diluted net income (loss) applicable to common stockholders per share	$0.12	$0.05	$(0.40)

      The following table presents potentially dilutive securities that are excluded from the diluted net income (loss) per share calculation because their effects would be antidilutive (in thousands):

	Year Ended March 31,

	2000	1999	1998

Preferred stock	1,593	1,046	840

Stock options	118	94	2,461

Warrants	—	—	8

Restricted stock	—	—	135

Total	1,711	1,140	3,444

16. Employee Benefits

      The Company maintains a 401(k) defined contribution benefit plan that covers all employees who have attained 18 years of age and provide at least 20 hours of service per week. This plan allows employees to defer up to 15% of their pretax salary in certain investments at the discretion of the employee. Employer contributions are made at the

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

discretion of the Company’s Board of Directors. Employer contributions made to the plan during the years ended March 31, 2000, 1999, and 1998, were $812,000, $465,000, and $359,000, respectively.

17. Foreign Currency Forward Contracts

      The Company enters into forward contracts to reduce its exposure to foreign currency fluctuations involving probable anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments occurring within a 90-day period. The Company does not enter into derivative financial instruments for trading purposes.

      As a result of this activity, the Company had outstanding forward contracts in various European currencies and Japanese Yen outstanding as of March 31, 2000. The forward contracts are accounted for on a mark-to-market basis, with gains or losses recognized in the consolidated statements of operations. As of March 31, 2000 and 1999, the contract amount of the forward contracts amounted to $21.6 million and $10.2 million, respectively. The future value of these contracts is subject to market risk resulting from foreign exchange rate volatility. Current market rates at the consolidated balance sheet dates were used to estimate the fair value of foreign currency forward contracts.

      The table below provides information about the Company’s outstanding forward contracts as of March 31, 2000. The information is provided in US dollar equivalents, in thousands. The table presents the notional amount of the respective contracts and their fair value (at rates in effect as of March 31, 2000):

	Notional
	Amount	Fair Value

British Pounds	$1,479	$1,434

Euro	1,961	1,931

Japanese Yen	18,127	18,541

Total	$21,567	$21,906

      The Company is exposed to credit loss in the event of nonperformance by counterparties but the Company does not anticipate nonperformance by these counterparties.

18. Related Party Transactions

      During fiscal year 2000, the Company made loans totaling $4.1 million to certain officers and other key employees in conjunction with their hiring and relocation. The notes bear interest ranging from 5.54% to 6.21% per annum and mature in 2003 and 2005.

      During fiscal year 1999 and 1998, the company made loans to officers of $8.2 million in conjunction with their hiring and relocation. These loans bear interest at rates ranging from 5.51% to 6.8% per annum and mature between fiscal year 2002 and 2005. One of the notes has a zero interest rate for the first two years of its term. The rate converted to 6.65% in fiscal year 2000.

      The total loan amount outstanding as of March 31, 2000 approximated $9.9 million, which reflects payments from certain officers and key employees. As of March 31, 2000, the stated loan amounts approximated fair value.

      All loans outstanding are included in current assets and other long-term assets. Of the total amount of loans outstanding as of March 31, 2000, $9.3 million are full recourse and secured by the personal properties of the related parties. These loans are due after termination of the officer or key employee if termination comes prior to the maturity date of the loan. The principal and accrued interest are due in full on the maturity dates of these loans. Interest receivable of $500,000 was due to the Company as of March 31, 2000.

      The remaining balance is composed of approximately $100,000 in unsecured loans to certain key employees. These agreements are entered into as part of the Company’s recruiting efforts. Should employment with the

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

Company cease before the 3-year service term specified by the loans, the outstanding balance must be repaid on a pro-rata basis. However, should the employee complete the 3-year service term, the loan balance is deemed forgiven by the Company.

19. Segment Reporting and Geographic Information

      Macromedia has two segments that offer different product lines: Software and shockwave.com. The Software segment develops software that creates Web site layout, graphics and rich media content for Internet users and develops solutions for analyzing Web traffic and personalizing Web sites. shockwave.com designs, develops and markets aggregated content to provide online entertainment on the Web. The Company evaluates operating segment performance based on net revenues and total operating expenses of the segment. The operating segments’ accounting policies are substantially the same as those described in the summary of accounting policies (See Note 2). The Company did not have any material intersegment transactions in fiscal year 2000.

      Prior to fiscal year 2000, the Company evaluated its business according to the following two segments: Web Publishing and Learning. As a result of the sale of the Company’s Pathware product (See Note 5), revenues and expenses related to products remaining in the Learning division after the transaction, were realigned and are currently evaluated as part of the Software segment. Prior periods have been restated to reflect this realignment, however, for the years ended March 31, 1999 and 1998, the Company did not internally report shockwave.com as a separate segment and restating these periods is currently impracticable. As a result, for the years ended March 31, 1999 and 1998, there is only one operating segment, Software. Segment data for the years ended March 31, 2000, 1999 and 1998 are shown in the following (in thousands):

Year Ended March 31, 2000	Software	shockwave.com	Total

Revenues	$255,941	$8,218	$264,159

Cost of revenues	27,725	1,104	28,829

Gross margin	$228,216	$7,114	$235,330

Direct operating expenses	177,498	25,856	203,354

Acquisition related expenses and certain non-cash charges	13,882	9,718	23,600

Total operating income	$36,836	$(28,460)	$8,376

Total assets	$285,701	$53,658	$339,359

1999

Revenues	$153,243	—	$153,243

Cost of revenues	15,625	—	15,625

Gross margin	$137,618	—	$137,618

Direct operating expenses	131,444		131,444

Acquisition related expenses and certain non-cash charges	989	—	989

Total operating income	$5,185	$—	$5,185

Total assets	$202,495	$—	$202,495

1998

Revenues	$113,803	$—	$113,803

Cost of revenues	15,107	—	15,107

Gross margin	$98,696	$—	$98,696

Direct operating expenses	110,439	—	110,439

Acquisition related expenses and certain non-cash charges	7,707	—	7,707

Total operating loss	$(19,450)	$—	$(19,450)

Total assets	$158,126	$—	$158,126

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

      Operating income (loss) for the periods shown is reconciled to the consolidated net income before taxes as follows (in thousands):

	Year ended March 31,

	2000	1999	1998

Total operating income (loss)	$8,376	$5,185	$(19,450)

Other income	6,187	5,037	4,637

Minority interest	6,179	—	—

Income (loss) before taxes	$20,742	$10,222	$(14,813)

      The Company’s operations outside the United States consist of sales offices in Japan, the United Kingdom, the Netherlands, the Republic of Ireland, and Canada that are wholly-owned subsidiaries and a branch in Australia. Domestic operations are responsible for the design and development of all products, as well as shipping to meet worldwide customer commitments. The foreign sales offices receive a commission on sales within the territory. Accordingly, for financial statement purposes, it is not meaningful to segregate operating profit (loss) for the foreign sales offices. Revenues are attributed to region based on the location of the customer. In 1998, revenue in Japan accounted for a significant portion of the Company’s total revenues. Outside of the United States, no other individual country contributed more than 10% of total revenues for the years ended March 31, 2000, 1999, and 1998. Additionally, other than the United States, no individual country’s assets comprised more than 10% of total assets as of March 31, 2000, 1999, and 1998.

      The distribution of net revenues and identifiable assets by geographic areas for the years ended March 31, 2000, 1999, 1998 are as follows (in thousands):

	2000	1999	1998

Net Revenues:

North America	$156,494	$89,500	$59,510

Europe	71,324	43,243	29,300

Japan	19,540	11,824	17,177

All Other	16,801	8,676	7,816

Total Revenues	$264,159	$153,243	$113,803

Identifiable Assets:

North America	$315,484	$188,668	$128,155

Europe	80,100	31,350	28,958

All Other	3,123	1,622	1,185

Eliminations	(59,348)	(19,145)	(172)

Total	$339,359	$202,495	$158,126

Long-lived assets:

United States	$77,302	45,065	$39,594

International	1,089	775	866

Total	$78,391	$45,840	$40,460

20. Commitments and Contingencies

      Royalties. The Company has entered into agreements with third parties that provide for royalty payments based on a per unit wholesale price of certain products or other agreed-upon terms. Future minimum royalty payments for the years ending March 31, 2001, 2002, 2003 and thereafter are $860,000, $360,000, $156,000 and $0, respectively.

      Leases. The Company leases office space and certain equipment under operating leases, certain of which contain renewal and purchase options. In addition, the Company subleases certain office space that is not currently occupied by the Company.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

      Future minimum payments under operating leases with an initial term of more than one year and future minimum sublease income are summarized as follows (in thousands):

	Payments	Income

Year ended March 31,
2001	$10,099	$(742)

2002	9,750	(48)

2003	9,820	—

2004	9,549	—

2005	8,544	—

Thereafter	19,656	—

Total minimum lease payments	$67,418	$(790)

      Rent expense was $7.4 million, $4.5 million, and $4.1 million for the years ended March 31, 2000, 1999, and 1998, respectively. For the years ended March 31, 2000, 1999 and 1998, sublease income was $3.0 million, $2.9 million and $1.9 million, respectively.

      Legal. On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company’s financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions, which were argued on December 9, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Courts sustained in part and overruled in part the demurrers. Claims against Susan Bird were dismissed and the Court overruled the demurrers as to Macromedia, John Colligan, James Von Her, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs’ motion for certification of a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Trial has been set for March 12, 2001. On April 20, 2000, the parties proposed that the Court continue the trial date to September 10, 2001.

      On September 25, 1997, a complaint entitled City Nominees v. Macromedia, Inc et al., (Case No. C-97-3521-SC) was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company’s financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Three similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California. All of these cases have been consolidated. Lead plaintiffs and lead counsel have been appointed under the provisions of the Private Securities Law Reform Act by the District Court. A consolidated complaint was filed in February 1998. Defendants moved to dismiss that complaint on the grounds that plaintiffs’ claims were barred by the applicable statute of limitations. In May 1998, the United States District Court for the Northern District of California granted defendants’ motion to dismiss with prejudice, and entered judgment in favor of defendants. Plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit, which reversed on April 21, 2000 and remanded the action to the District Court for further proceedings.

      All complaints seek damages in unspecified amounts, as well as other forms of relief. We believe the complaints are without merit and intend to vigorously defend the actions.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 (continued)

21. QUARTERLY RESULTS AND STOCK MARKET DATA (unaudited)

      Summarized quarterly financial information for fiscal years 2000 and 1999 is as follows (in thousands, except per share data):

	Quarter ended

	June 30	September 30	December 31	March 31

Fiscal year
2000

Total revenues	$51,232	$59,313	$64,332	$89,282

Gross profit	45,478	53,384	57,479	78,989

Operating income	2,897	1,256	2,529	1,694

Net income	1,727	225	1,272	5,543

Net income (loss) applicable to common stockholders	1,563	(792)	(85)	5,543

Net income (loss)applicable to common stockholders per share - basic	0.04	(0.02)	0.00	0.12

Net income (loss) applicable to common stockholders per share - diluted	0.03	(0.02)	0.00	0.10

Common Stock Price Range:

High	$50.00	$49.25	$88.69	$100.00

Low	$32.88	$27.38	$39.88	$62.00

1999

Total revenues	$32,747	$35,889	$38,827	$45,780

Gross profit	29,506	32,485	34,851	40,776

Operating income (loss)	(565)	1,033	1,350	3,367

Net income (loss)	(617)	463	834	1,930

Net income (loss) applicable to common stockholders	(617)	463	782	1,878

Net income (loss) applicable to common stockholders per share - basic	(0.02)	0.01	0.02	0.05

Net income (loss) applicable to common stockholders per share - diluted	(0.02)	0.01	0.02	0.04

Common Stock Price Range:

High	$19.31	$19.31	$35.25	$46.06

Low	$13.75	$12.31	$12.63	$26.38

      The Company has not paid cash dividends and has no present plans to do so. There were 384 stockholders of record as of June 9, 2000, excluding stockholders whose stock is held in nominee or street name by brokers.

MACROMEDIA, INC. AND SUBSIDIARIES

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of	Charge to costs and		Balance at end of
Description	period	expenses	Deduction	period

Allowance for Doubtful Accounts
Year ended March 31, 2000	$1,122	$801	$264	$1,659

Year ended March 31, 1999	1,075	125	78	1,122

Year ended March 31, 1998	972	1,363	1,260	1,075

Allowance for Returns
Year ended March 31, 2000	$8,477	$13,641	$12,897	$9,221

Year ended March 31, 1999	6,531	11,958	10,012	8,477

Year ended March 31, 1998	6,814	6,983	7,266	6,531

Allowance for Excess and Obsolete Inventory
Year ended March 31, 2000	$942	$1,551	$1,629	$864

Year ended March 31, 1999	1,143	573	774	942

Year ended March 31, 1998	3,909	1,398	4,164	1,143