Form 10-Q
period 2000-06-30
MACROMEDIA INC
filed 2000-08-14
CIK 913949

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                          COMMISSION FILE NO. 000-22688

                                MACROMEDIA, INC.
                            (A DELAWARE CORPORATION)

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

Yes [ X ]        No   [   ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: $0.001 par value Common Stock; 52,259,353 number of shares outstanding on July 31, 2000.



===============================================================================

                                              MACROMEDIA, INC. AND SUBSIDIARIES

                                                     REPORT ON FORM 10-Q
                                             FOR THE QUARTER ENDED JUNE 30, 2000

                                                            INDEX


PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets June 30, 2000 and March 31, 2000........................     3

             Condensed Consolidated Statements of Operations
               Three Months Ended June 30, 2000 and 1999...................................................     4

             Condensed Consolidated Statements of Cash Flows
               Three Months Ended June 30, 2000 and 1999...................................................     5

             Notes to Condensed Consolidated Financial Statements..........................................     6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS......................................................    10

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................    15

 PART II. OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS..........................................................................    16

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................    17

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES............................................................    17

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................    17

        ITEM 5. OTHER INFORMATION..........................................................................    17

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................................    17

        SIGNATURES.........................................................................................    20


                                                 MACROMEDIA, INC. AND SUBSIDIARIES

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (In thousands)
                                                            (unaudited)

                                                                             June 30,        March 31,
                                 ASSETS                                        2000             2000
                                                                          -------------    -------------
Current assets:
  Cash and cash equivalents...........................................    $     129,184    $     115,084
  Short-term investments..............................................           82,831           71,952
  Accounts receivable, net............................................           36,772           41,883
  Inventory, net......................................................            1,515            1,349
  Prepaid expenses and other current assets...........................           13,962           12,944
  Deferred tax assets, short-term.....................................            8,206            7,812
                                                                          -------------    -------------
      Total current assets............................................          272,470          251,024
Land and building, net................................................           18,805           18,982
Other fixed assets, net...............................................           53,701           41,871
Related party loans...................................................           11,463            9,944
Non-current restricted cash...........................................            4,475               --
Other long-term assets................................................           22,253           17,538
                                                                          -------------    -------------
      Total assets....................................................    $     383,167    $     339,359
                                                                          =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................    $       3,079    $       4,988
  Accrued liabilities.................................................           33,534           34,735
  Accrued compensation, fringe benefits and payroll taxes.............           23,813           19,107
  Unearned revenue....................................................            9,941           10,044
                                                                          -------------    -------------
      Total current liabilities.......................................           70,367           68,874
Other liabilities.....................................................              377              321
                                                                          -------------    -------------
      Total liabilities...............................................           70,744           69,195
                                                                          -------------    -------------

Minority interest.....................................................           17,352           15,888
                                                                          -------------    -------------
Stockholders' equity:

  Common stock, par value $0.001 per share; 80,000 shares authorized; 60,619 and
    50,674 shares issued and outstanding
     as of June 30, and March 31, 2000, respectively..................               60               51
  Treasury stock at cost; 1,818 shares as of
    June 30, and March 31, 2000.......................................          (33,649)         (33,649)
  Additional paid-in capital..........................................          365,531          335,497
  Notes receivable from stockholders..................................           (1,914)              --
  Deferred compensation...............................................          (22,808)         (23,465)
  Accumulated other comprehensive income..............................              395              393
  Accumulated deficit.................................................          (12,544)         (24,551)
                                                                          -------------    -------------
      Total stockholders' equity......................................          295,071          254,276
                                                                          -------------    -------------
      Total liabilities and stockholders' equity......................    $     383,167    $     339,359
                                                                          =============    =============

                              See accompanying notes to condensed consolidated financial statements.

                                                 MACROMEDIA, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)
                                                            (unaudited)

                                                              Three months ended June 30,
                                                              ---------------------------
                                                                  2000          1999
                                                              ------------   ------------
Revenues................................................      $    94,764    $    51,232
Cost of revenues........................................           10,111          5,754
                                                              -----------    -----------
Gross margin............................................           84,653         45,478
Operating expenses:

   Sales and marketing  ................................           38,886         23,276
   Research and development  ...........................           24,915         12,990
   General and administrative  .........................            8,901          5,810
   Acquisition related  ................................            1,674             --
   Non-cash compensation................................            1,923            248
   Amortization of intangibles..........................              316            257
                                                              -----------    -----------
     Total operating expenses...........................           76,615         42,581
                                                              -----------    -----------
     Operating income...................................            8,038          2,897

Other income (expense):

   Interest and investment income, net..................            3,192          1,185
   Foreign exchange gain................................              954             54
   Other................................................             (513)           112
                                                              ------------   -----------
     Total other income.................................            3,633          1,351
Minority interest.......................................            3,922             --
                                                              -----------    -----------
     Income before income taxes.........................           15,593          4,248
Provision for income taxes..............................            3,586          2,521
                                                              -----------    -----------
     Net income.........................................           12,007          1,727
      Accretion on mandatorily redeemable convertible
      preferred stock...................................               --           (164)
                                                              -----------    ------------
      Net income applicable to common stockholders......      $    12,007    $     1,563
                                                              ===========    ===========

   Net income applicable to common stockholders per share:

     Basic..............................................      $      0.24    $      0.04
     Diluted ...........................................      $      0.21    $      0.03

    Shares used in calculating net income applicable to
     common stockholders per share:
     Basic..............................................           49,462         42,150
     Diluted ...........................................           56,638         50,233

                              See accompanying notes to condensed consolidated financial statements.

                                                 MACROMEDIA, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In thousands)
                                                            (unaudited)

                                                                           Three months ended June 30,
                                                                           ---------------------------
                                                                               2000           1999
                                                                           ------------   ------------
Cash flows from operating activities:
  Net income..........................................................     $    12,007    $     1,727
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization....................................           5,672          3,629
     Deferred income taxes............................................            (394)            --
     Tax benefit from employee stock plans............................           3,538             --
     Minority interest................................................          (3,922)            --
     Non cash compensation............................................             160             --
     Deferred compensation amortization...............................           1,763            490
     Change in operating assets and liabilities:
        Accounts receivable, net......................................           5,111         (1,739)
        Inventory, net................................................            (166)          (152)
        Prepaid expenses and other current assets.....................          (1,018)         1,157
        Other assets..................................................          (2,520)            13
        Accounts payable..............................................          (1,909)        (1,221)
        Accrued liabilities...........................................           3,505          3,113
        Unearned revenue..............................................            (103)           414
        Other long-term liabilities...................................              56            (38)
                                                                           ------------   ------------
         Net cash provided by operating activities....................          21,780          7,393

Cash flows from investing activities:
  Capital expenditures................................................         (17,007)        (8,250)
  Purchase of short-term investments..................................         (31,339)       (12,389)
  Maturities and sales of short-term investments......................          20,462         13,537
  Loans receivable....................................................          (1,519)         1,433
  Purchase of investments.............................................          (2,513)            --
  Purchase restricted cash............................................          (4,475)            --
                                                                           ------------   ------------
         Net cash used in investing activities........................         (36,391)        (5,669)

Cash flows from financing activities:
  Proceeds from issuance of mandatorily redeemable convertible preferred
  stock...............................................................              --         15,440
  Proceeds from issuance of subsidiary preferred stock................           4,732             --
  Proceeds from issuance of common stock..............................          23,979          6,201
  Borrowings on capital lease.........................................              --            453
  Payments on capital lease...........................................              --           (135)
  Acquisition of treasury stock.......................................              --         (8,204)
                                                                           -----------    ------------
         Net cash provided by financing activities....................          28,711         13,755

Increase in cash and cash equivalents.................................          14,100         15,479
Inclusion of Andromedia's net cash activity for the excluded
 three months ended March 31, 1999....................................              --         (3,826)
                                                                           -----------    ------------
Total.................................................................          14,100         11,653
Cash and cash equivalents, beginning of period........................         115,084         29,459
                                                                           -----------    ------------
Cash and cash equivalents, end of period..............................     $   129,184    $     41,112
                                                                           ===========    ============

                              See accompanying notes to condensed consolidated financial statements.

                                      MACROMEDIA, INC. AND SUBSIDIARIES

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               JUNE 30, 2000
                                                (UNAUDITED)

1.       NATURE OF OPERATIONS

    Macromedia's Software business develops software that creates Web site layout, graphics and rich media content for Internet users and develops solutions for analyzing Web traffic and personalizing Web sites. Additionally, the Company's consumer business, shockwave.com, Inc. ("shockwave.com"), designs, develops and markets aggregated content to provide and expand online entertainment on the Web. Macromedia sells its products through a network of distributors, value-added resellers ("VAR"s) and its own sales force and Web site, and to original equipment manufacturers ("OEM"s) in North America, Europe, Asia Pacific and Latin America. In addition, Macromedia derives revenues from advertising on its Web sites, and from software maintenance and technology licensing agreements. shockwave.com derives revenues from advertising and sponsorship on its Web sites. Macromedia, Inc. and its subsidiaries are hereinafter collectively referred to as the "Company" or Macromedia.

2.       BASIS OF PREPARATION

    The condensed consolidated financial statements as of and for the quarter ended June 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods.

    These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

    The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results for the fiscal year ending March 31, 2001 or any other future periods.

3.   INVESTMENTS

    During the three months ended June 30, 2000, the Company made strategic preferred stock investments in several companies, including Yo.com, Moonfruit Ltd., and ePod Corp. These investments are included in the other long-term assets component of the condensed consolidated balance sheets. The cost method is used to record these investments, as the Company holds less than 20% of the voting rights of each of these investees and does not have the ability to significantly influence the investees. The Company determines the fair value of the investment based on current market price, or if the investment is not publicly traded, considers among other factors, pricing of current financing rounds. As of June 30, 2000, the investment costs approximated their fair values.

4.   EARNINGS PER SHARE

    The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, EARNINGS PER SHARE. Under the provisions of SFAS 128, basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common and potentially dilutive securities outstanding during the period, to the extent such potentially dilutive securities are dilutive. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A, B, C, and D convertible preferred stock.

                                                MACROMEDIA, INC. AND SUBSIDIARIES

                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                                          JUNE 30, 2000
                                                           (UNAUDITED)


    The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income per share
(in thousands, except per share data):

                                                                    Three months ended
                                                                         June 30,
                                                                 ------------------------
                                                                    2000         1999
                                                                 ----------   -----------
                BASIC NET INCOME  PER SHARE COMPUTATION
                Numerator:
                   Net income..................................  $   12,007   $    1,727
                   Accretion of Series C, D and E mandatorily
                    redeemable convertible preferred stock.....          --         (164)
                                                                 ----------   -----------
                     Net income applicable to common
                      stockholders.............................  $   12,007   $    1,563
                                                                 ==========   ===========

                Denominator:
                   Weighted average number of common shares
                   outstanding.................................      49,462       42,150
                       Basic net income applicable to common
                       stockholders per share..................  $     0.24   $     0.04
                                                                 ==========   ===========

                                                                    Three months ended
                                                                         June 30,
                                                                 ------------------------
                                                                    2000         1999
                                                                 ----------   -----------
                DILUTED NET INCOME PER SHARE COMPUTATION

                Numerator:
                   Net income..................................  $   12,007   $    1,727
                   Accretion of Series C, D and E mandatorily
                    redeemable convertible preferred stock.....          --         (164)
                                                                 ----------   -----------
                     Net income applicable to common
                      stockholders.............................  $   12,007   $    1,563
                                                                 ==========   ===========

                Denominator:
                   Weighted average number of common shares
                   outstanding.................................      49,462       42,150
                   Effect of dilutive securities:
                     Convertible preferred stock and stock
                       warrants................................          16          865
                     Stock options and restricted stock........       7,160        7,218
                                                                 ----------   -----------

                Total..........................................      56,638       50,233
                                                                 ==========   ===========

                Diluted net income applicable to common
                stockholders per share.........................  $     0.21   $     0.03
                                                                 ==========   ===========

    The table below presents potentially dilutive securities that are excluded from the diluted net income per share calculation because their effects would be antidilutive (in thousands):

                                                          Three months ending
                                                               June 30,
                                                      ---------------------------
                                                          2000           1999
                                                      ------------   ------------
           Preferred stock......................                --          2,382
           Stock options........................                19             26
                                                      ------------   ------------
                Total ..........................                19          2,408
                                                      ============   ============

5.   COMPREHENSIVE INCOME

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes the standards for the reporting of comprehensive income and its components, requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. The only component of the Company's Other Comprehensive Income is unrealized gains (losses) on securities classified as available-for-sale. The following table sets forth the calculation of comprehensive income, net of tax (in thousands):

                                                          Three months ending
                                                               June 30,
                                                      ---------------------------
                                                          2000           1999
                                                      ------------   ------------
           Net income...........................      $     12,007   $      1,727
             Unrealized gain on securities......                 2            283
                                                      ------------   ------------
             Comprehensive income...............      $     12,009   $      2,010
                                                      ============   ============

                                   MACROMEDIA, INC. AND SUBSIDIARIES

                                         JUNE 30, 2000
                                          (UNAUDITED)
6.   INCOME TAXES

    The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such an estimate reflects an effective tax rate lower than the federal statutory rate primarily due to the utilization of research and experimentation tax credits, and foreign operating results, which are taxed at rates lower than the U.S. statutory rate. The effective rate used for the three months ended June 30, 2000 on operations was 23%.

7.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    Macromedia has two segments that offer different product lines: Software and shockwave.com. The Software segment develops software that creates Web site layout, graphics and rich media content for Internet users and develops solutions for analyzing Web traffic and personalizing Web sites. shockwave.com designs, develops and markets aggregated content to provide online entertainment on the Web. The Company evaluates operating segment performance based on net revenues and total operating expenses of the segment. The operating segments' accounting policies are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K for the year ended March 31, 2000. Included in the June 30, 2000 revenues is $932,000 of intersegment transactions which represent royalty revenues paid by shockwave.com. These revenues are eliminated in the Company's consolidation process. The Company did not have any material intersegment transactions for the three months ended June 30, 1999. At June 30, 1999 the Company did not allocate assets to shockwave.com and currently considers it impracticable to do so.

    Information about reported segment income or loss for the three months ended June 30, 2000 and 1999 is as follows (in thousands):

                                             shockwave-
  Three months ended June 30,     Software      .com         Total
------------------------------   ----------  ----------   ----------
2000
Revenues.....................    $   90,313  $    4,451   $   94,764
Cost of revenues.............         9,470         641       10,111
                                 ----------  ----------   ----------
  Gross margin...............        80,843       3,810       84,653
                                 ----------  ----------   ----------
Direct operating expenses....        60,695      12,007       72,702
Acquisition related expenses
and certain non-cash charges.         2,124       1,789        3,913
                                 ----------  ----------   ----------

   Total operating income
(loss).......................    $   18,024  $   (9,986)  $    8,038
                                 ==========  ===========  ==========
Total assets.................    $  332,526  $   50,641   $  383,167
                                 ==========  ==========   ==========

1999

Revenues.....................    $   50,091  $    1,141   $   51,232
Cost of revenues.............         5,392         362        5,754
                                 ----------  ----------   ----------
  Gross margin...............        44,699         779       45,478
                                 ----------  ----------   ----------
Direct operating expenses....        38,466       3,610       42,076
Acquisition related expenses
and certain non-cash charges.           505          --          505
                                 ----------  ----------   ----------

   Total operating income
     (loss)..................    $    5,728  $   (2,831)  $    2,897
                                 ==========  ===========  ==========
   Total assets..............    $  217,165  $       --   $  217,165
                                 ==========  ==========   ==========

                                   MACROMEDIA, INC. AND SUBSIDIARIES

                                           JUNE 30, 2000
                                            (UNAUDITED)


    A reconciliation of the totals reported for the combined operating segments to the applicable line items in the consolidated financial statements for the three months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                                      Three months ended June 30,
                                                                          2000          1999
                                                                      ------------  ------------

           Total operating income from operating segments........     $      8,038  $      2,897

           Other income..........................................            3,633         1,351
           Minority interest.....................................            3,922            --
                                                                      ------------  ------------
           Income before taxes...................................     $     15,593  $      4,248
                                                                      ============  ============



8.   SUBSEQUENT EVENT

    In July 2000, the Company purchased all of the outstanding stock of Middlesoft, Inc., a California corporation, for approximately $9.0 million. The acquisition will be accounted for using the purchase method of accounting and recorded during the second quarter of fiscal year 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements such as statements of our expectations, plans, objectives and beliefs. These forward-looking statements are subject to material risks and uncertainties discussed in this Form 10-Q, including those set forth under Factors that May Affect Future Results of Operations, contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. As a result, our actual results could differ materially from those described in the forward-looking statements.

RESULTS OF OPERATIONS

    We have two segments that offer different product lines: Software and shockwave.com. The Software segment develops software that creates Web site layout, graphics and rich media content for Internet users and develops solutions for analyzing Web traffic and personalizing Web sites. shockwave.com designs, develops and markets aggregated content to provide online entertainment on the Web. We evaluate operating segment performance based on net revenues and total operating expenses of the segment. The operating segments' accounting policies are the same as those described in the summary of accounting policies in the annual report on Form 10-K for the year ended March 31, 2000. Included in the June 30, 2000 revenues is $932,000 of intersegment transactions that represent royalty revenues paid by shockwave.com.. These revenues are eliminated in our consolidation process. For the three months ended June 30, 2000, the Software business' operating margin before acquisition related charges and certain non-cash charges approximate $20.1 million, or 22%, whereas shockwave.com's operating loss approximates $8.2 million or 184%.

    The following table sets forth certain financial data as a percentage of revenues for the three months ended June 30, 2000 and 1999:

                                               Consolidated           Software            shockwave.com
                                            -----------------      ---------------      -----------------
                                            2000         1999      2000       1999      2000         1999
                                            ----         ----      ----       ----      ----         ----

Revenues...............................     100%         100%      100%       100%      100%         100%
Cost of revenues.......................      11           11        10         11        14           32
         Gross margin..................      89           89        90         89        86           68
Operating expenses:
     Sales and marketing...............      41           45        38         43        105          131
     Research and development..........      26           25        21         22        130          186
     General and administrative........       9           11         8         12        35           --
     Acquisition related expenses......       2           --         2         --        --           --
     Non-cash compensation.............       2           --        --         --        40           --
     Amortization of intangibles.......      --            1        --         --        --           --
         Total operating expenses......      80           82        70         77        310          317
Operating margin.......................       9            7        20         12       (224)        (249)
Minority interest......................       4           --        --         --        88           --
Other income, net......................       4            3         3          3        11           --
Provision for income taxes.............       4            5         4          3        --           --
          Net income (loss)............      13            3        19         10       (125)        (249)


    REVENUES. We sell our products through a network of distributors, value-added resellers (VARs), our own sales force and Web site, and to original equipment manufacturers (OEMs) in North America, Europe, Asia Pacific and Latin America. In addition, we derive revenues from advertising and sponsorships on our Web sites, and from software maintenance and technology licensing agreements.

    Consolidated revenues have increased $43.5 million or 85% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Revenues generated by the Software segment have grown by $40.2 million to $90.3 million this quarter from $50.1 in the first quarter of fiscal year 2000. The majority of the increase is attributable to an increase in sales of the Dreamweaver, Flash, and UltraDev products. Included in our consolidated revenue is $4.5 million and $1.1 million of shockwave.com revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in shockwave.com revenues is due to the increase in advertising and sponsorship revenue resulting from a higher volume of advertising and new revenue streams, mainly sponsorship revenues.

    North American revenues have increased $24.4 million to $54.8 million in the first quarter of fiscal year 2001 from $30.4 million in the first quarter of fiscal year 2000. International revenues increased $19.2 million to $40.0 million from the first quarter of fiscal year 2000 to the same period for fiscal year 2001. (See Factors That May Affect Future Results of Operations - Risks of International Operations for additional information.) The following table summarizes revenue by geography (in millions, except percentages):

                                             Three months ended June 30,
                                       ---------------------------------------
                                          2000          1999        % Change
                                       ----------    ----------    -----------

  North America...................     $     54.8    $     30.4        80%
    % OF TOTAL REVENUES...........           58%           59%

  International...................     $     40.0    $     20.8        92%
    % OF TOTAL REVENUES...........           42%           41%
                                       ----------    ----------
       Total revenues.............     $     94.8    $     51.2        85%

    GROSS MARGIN. Gross margin as a percentage of revenue for the Software business for the three months ended June 30, 2000 remained relatively consistent at 90% when compared with a gross margin of 89% for the three months ended June 30, 1999. Gross margin as a percentage of revenue for shockwave.com for the three months ended June 30, 2000 was 86% as compared to 68% for the three months ended June 30, 1999. The increase in the shockwave.com margin is primarily due to an increase in advertising revenues. Gross margin on a consolidated basis was $84.7 million in the first quarter of fiscal year 2001, up 86% from the prior year, relatively consistent with revenue growth.

    SALES AND MARKETING. Sales and marketing expenses on a consolidated basis have decreased as a percentage of revenues from 45% in the first quarter of fiscal year 2000 to 41% in the first quarter of fiscal year 2001, but increased in absolute dollars by $15.6 million to $38.9 million. The Software segment's sales and marketing expenses increased by $12.4 million to $34.2 million and shockwave.com's increased by $3.2 million to $4.7 million from the three months ended June 30, 1999. The increase from the first quarter of fiscal year 2000 for the Software segment is primarily due to expenses related to headcount growth, advertising costs related to marketing, facilities charges due to the need for increased physical space to accommodate the headcount growth, and information technology infrastructure costs. The increase in shockwave.com's sales and marketing expenses is a result of increased headcount growth and growth of information technology infrastructure costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses on a consolidated basis have increased $11.9 million from $12.9 million or 25% of revenues in the first quarter of fiscal year 2000 to $24.9 million or 26% of revenues in the first quarter of fiscal year 2001. Research and development expenses for the Software segment have increased $8.3 million during this time frame to $19.1 million. Similarly, shockwave.com's research and development expenses have increased to $5.8 million, representing a $3.6 million increase from the first quarter of fiscal 2000. Research and development expenses for both segments have increased in absolute dollars primarily due to headcount growth, and the resulting increases in compensation and benefits and information technology infrastructure costs. In addition, shockwave.com incurred increased costs for the development of entertainment content.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses on a consolidated basis have increased in absolute dollars by $3.1 million, from $5.8 million in the first quarter of fiscal 2000 to $8.9 million in the first quarter of fiscal year 2001, but decreased slightly to 9% of revenues for the first quarter of fiscal year 2001 compared to the same period in fiscal year 2000. General and administrative expenses for the Software segment have increased $1.5 million to $7.3 million for the three months ended June 30, 2000. shockwave.com has experienced a $1.6 million increase in general and administrative expenses resulting from the business performing administrative functions that it did not perform in the first quarter of fiscal year 2000. General and administrative expenses for the Software segment have increased primarily due to headcount growth and the resulting increases in compensation and benefits and information technology infrastructure costs.

    ACQUISITION RELATED EXPENSES. During the three months ended June 30, 2000 we purchased certain technology rights and related software products from Bitcraft, Inc. for approximately $1.7 million. We intend to utilize this intellectual property in the research and development of specific products, and have determined that the technology does not have any alternative future uses. As a result, the $1.7 million has been expensed in acquisition related expenses.

    NON-CASH COMPENSATION. We recorded non-cash compensation charges of $1.9 million for the three months ended June 30, 2000, a $1.7 million increase from the same period in the prior year. The increase is primarily due to the issuance of shockwave.com warrants and the continued amortization of the deferred compensation associated with previously granted shockwave.com options. shockwave.com issued options to employees that had, for accounting purposes, an exercise price less than the fair value of the underlying common stock at the date of grant. Additionally, shockwave.com issued warrants in connection with certain content development agreements entered into with non-employees. We will continue to incur expenses associated with the amortization of deferred compensation from the granting of options.

    AMORTIZATION OF INTANGIBLES. Amortization of intangible assets increased $59,000 to $316,000 when comparing the three months ended June 30, 2000 to 1999. Amortization of intangible assets consists primarily of goodwill and other intangibles resulting from purchase transactions, as well as trademarks.

    OTHER INCOME. Other income on a consolidated basis has increased $2.2 million to $3.6 million when comparing the first quarter of fiscal year 2001 to the same period in fiscal year 2000. Other income for the Software segment has increased $1.8 million to $3.1 million when comparing this same time frame, primarily due to foreign exchange gains recorded in the first quarter of fiscal year 2001. Other income for both periods include investment gains and interest income.

    PROVISION FOR INCOME TAXES. Our provision for income taxes for the first quarter of fiscal year 2001 increased $1.1 million. The effective tax rate on operations for the quarterly provision was 23%. The decrease in the effective tax rate reflects the utilization of research and experimentation tax credits and foreign operating results that were taxed at rates lower than the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, we had cash, cash equivalents and short-term investments of $212.0 million. For the three months ended June 30, 2000, cash provided by operating activities of $21.8 million was primarily attributable to, depreciation and amortization, decreased accounts receivables, increased accrued liabilities and tax benefits from employee stock plans; partially offset by an increase in other assets. Cash used in investing activities of $36.4 million was used primarily to purchase and develop equipment and software for infrastructure growth, including for shockwave.com, and for the purchase of investments. Cash provided by financing activities of $28.7 million is from the exercise of common stock options and issuance of preferred stock. Collectively, the above activity resulted in a net increase of $14.1 million from the March 31, 2000 balances of cash and cash equivalents. Working capital increased by $20.0 million from the March 31, 2000 balance of $182.1 million, to $202.1 million at June 30, 2000. We anticipate future capital expenditures of approximately $40.0 million for the remainder of fiscal year 2001.

    We have non-current cash of approximately $4.5 million that is restricted as to its use. The restrictions on these funds concern security deposits on a lease of real property. These funds can not be withdrawn without the written consent of the landlord or such time that the amount of security deposit is reduced pursuant to the terms of the lease.

    During the first three months of fiscal year 2001, we made investments in property and equipment of $17.0 million. This amount includes $1.1 million related to the development of a new web infrastructure for sales and marketing, customer support, online product distribution and technical support for our entire company, including shockwave.com. The costs capitalized under the project are comprised primarily of consulting fees for software development and related hardware and purchased software. Amortization of the project approximated $1.3 million in the first fiscal quarter of 2001. Amortization will continue and will increase, as additional phases of the project are ready for use.

    We believe that existing cash and investments, together with cash generated from operations, will be sufficient to meet our operating requirements through at least June 30, 2001.

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

    INTENSE COMPETITION -- The markets for our products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions and enhanced services. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. With respect to our Software business, competitors include Adobe Systems Inc., Corel Corporation, Accrue Software, Inc. and Net Perceptions, Inc. As we compete with larger competitors such as Adobe across a broader range of product lines and different platforms, we may face increasing competition from such companies. In addition, our shockwave.com subsidiary competes with a number of other Internet community, gaming and entertainment sites, including Disney.com, Gamesville.com, AOL.com, and Yahoo.com. Many of these businesses are much larger than our consumer business, and they have more resources devoted to these business efforts. It is anticipated that our consumer business will face competition from these other Web sites both for consumers and for advertising and other future revenue sources on which the future success of the consumer business is dependent.

    RAPIDLY CHANGING TECHNOLOGY -- The developing digital media, Internet and online services markets, and the personal computer industry are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. We must continuously update our existing products, services and content to keep them current with changing technology and consumer tastes and must develop new products, services and content to take advantage of new technologies and consumer preferences that could render our existing products obsolete. Our future prospects are highly dependent on our ability to increase functionality of existing products and services in a timely manner and to develop new products and services that address new technologies and achieve market acceptance.

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

    FLUCTUATIONS OF OPERATING RESULTS; PRODUCT INTRODUCTION DELAYS -- Our quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements. A substantial portion of our revenue is derived from our products. We have in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. In addition, we have only recently entered the eBusiness software products market through our acquisition of Andromedia in December 1999. If we were unable, due to resource constraints or technological or other reasons, to develop and introduce products in a timely manner, this inability could have a material adverse effect on our results of operations. If we do not ship new versions of our products as planned, sales of existing versions decline, or new products do not receive market acceptance, our results of operations in a given quarter could be materially adversely affected. Furthermore, our success depends upon our ability to attract and retain a larger number of consumers on our shockwave.com Web site by delivering original and compelling content and services. If we are unable to do so, advertising revenue will decline and the economic value of the properties may be affected.

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

    UNPROVEN BUSINESS MODEL -- Our shockwave.com business model depends upon its ability to leverage its existing and future Web traffic and consumer audience to grow revenues and in the future, generate multiple revenue streams. The potential profitability of this business model is unproven, and to be successful, we must, among other things, develop and market content that achieves broad market acceptance by our user community, Internet advertisers and commerce vendors. There can be no assurance that the consumer business will be able to effectively implement this business model, and even if the implementation is successful, there can be no assurance that the business model will prove to be able to sustain revenue growth or generate significant profits, if any. Furthermore, for the foreseeable future, we anticipate that the shockwave.com business will require significant expenditures, particularly related to sales and marketing and brand promotion, and that such expenditures may or may not result in revenue growth. Given our limited operating experience related to the shockwave.com business, the prediction of future revenue growth or operating performance for the consumer business is difficult at best. In addition to the foregoing, the shockwave.com business will depend in part on success in building strategic alliances with other Internet companies and media companies in order to be able to grow the user base and to provide compelling content to attract and maintain the user base. There can be no assurances that such alliances can be created or maintained over an extended period of time.

    DEPENDENCE ON DISTRIBUTORS -- A substantial majority of our revenue is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, and direct sales. Domestically, our products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor, Ingram Micro, Inc., accounted for 25% and 23% of revenues for the three months ending June 30, 2000 and 1999, respectively. In addition, the next three distributors combined, two of which are international distributors, accounted for 19% and 17% of revenues for the first quarter of fiscal year 2001 and 2000, respectively. In addition, we believe that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If our distributors were to seek to return increasing amounts of products, such returns could have a material adverse effect on our revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on our results of operations.

    RISKS OF INTERNATIONAL OPERATIONS -- For the three months ended June 30, 2000, we derived approximately 42% of our revenues from international sales. We expect that international sales will continue to generate a significant percentage of our revenues. We rely primarily on distributors for sales of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond our control.

    We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of June 30, 2000, the notional principal of forward contracts outstanding amounted to $45.5 million. There can be no assurance that such contracts will adequately hedge our exposure to currency fluctuations.

    EURO CURRENCY -- On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as the common legal currency and established fixed rates of conversion between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. A three-year transition period is underway during which transactions can be made in the old currencies. The conversion to the Euro has alleviated currency exchange risk between the member counties.

    There can be no assurance that all issues related to the Euro conversion have been identified, and we may be at risk if any of our principal suppliers are unable to deal with the impact of the Euro conversion. To date, none of our international suppliers have expressed an intention to invoice in Euros.

     RISK ASSOCIATED WITH ACQUISITIONS--We have grown in part because of business combinations with other companies. We recently closed our acquisitions of Andromedia, Inc., ESI Software, Inc. and Middlesoft, Inc. and we may make further material acquisitions in the future. Acquisitions involve significant risks including difficulties in the assimilation of the operations, services, technologies and corporate culture of the acquired companies, diversion of management's attention from other business concerns and overvaluation of the acquired companies. Furthermore, because certain of our recent acquisitions have been related to the eBusiness market, we are also subject to the risks associated with the acceptance of the acquired companies' products and services by our customers. In addition, further acquisitions would likely result in the incurrence of dilution, if stock is issued, or debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition, results of operations and liquidity. For all these reasons, any future acquisitions or failure to effectively integrate acquired companies could result in a material adverse effect on our results of operations.

     MANAGEMENT OF GROWTH.--Both our shockwave.com business and our Software business have experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on our managerial, financial and operational resources. Our workforce grew from 584 full-time employees as of June 30, 1999 to 1,214 full-time employees as of June 30, 2000. shockwave.com alone grew its workforce from 32 employees as of June 30, 1999 to 166 employees as of June 30, 2000, representing a growth rate of more than 418%. We expect that the number of our employees will continue to increase for the foreseeable future. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. In the future, we may need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

     Furthermore, shockwave.com continues to depend on Macromedia for several of its administrative, financial, marketing and human resources functions, and may not be able to perform these functions independently in a timely fashion. shockwave.com must continue to improve its operational and financial systems and managerial controls and procedures, and will need to continue to expand, train and manage its workforce. shockwave.com's systems, procedures or controls may not be adequate to support its operations or Macromedia may not be able to manage growth of shockwave.com effectively. For example, Macromedia expects that the variety of shockwave.com's revenue generating lines of business will expand, increasing demands on the shockwave.com's billing and collection systems and requiring additional resources to properly determine pricing and discounting structures. If shockwave.com does not manage growth effectively, the shockwave.com business would be harmed.

    VOLATILITY OF STOCK -- Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period. Additionally, we may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry and factors affecting the corporate environment or the securities markets in general will often result in significant volatility of our common stock price.

    GENERALLY ACCEPTED ACCOUNTING PRINCIPLES -- We prepare our financial statements in conformity with generally accepted accounting principles ("GAAP"). GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission, and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may even affect the reporting of transactions completed prior to the announcement of a change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As stated in our policy, we are adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default and market risks. We place our investments with high credit-quality issuers, and the portfolio includes only high quality marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not use derivative financial instruments in our investment portfolio. All investments have a fixed or floating interest rate and are carried at market value, which approximates cost.

    The table below represents carrying amounts, fair value and related weighted average effective interest rates by year of maturity for our investment portfolio as of June 30, 2000 (in thousands).

                                                                2003 and
                                          2001         2002    thereafter     Total    Fair value
                                        ---------   -------   -----------    -------   ----------
  Cash equivalents................     $  91,203   $      --   $      --   $  91,203   $  91,203
     Average interest rate........         6.56%          --          --       6.56%

  Short-term investments..........     $  33,187   $  46,004   $      --   $  79,191   $  81,896
     Average interest rate........         6.19%       6.47%          --       6.48%          --
                                       ---------   ---------   ---------   ---------   ---------

     Total investments............     $ 124,390   $  46,004   $      --   $ 170,394   $ 173,099
                                       =========   =========   =========   =========   =========

    We also have loans outstanding to related parties totaling $11.4 million as of June 30, 2000. The stated loan amounts approximate fair value.

FOREIGN CURRENCY RISK

    We enter into forward contracts to reduce our exposure to foreign currency fluctuations involving probable anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments occurring within a 90-day period. We do not enter into derivative financial instruments for trading purposes.

    As a result of this activity, we had outstanding forward contracts in various European currencies and Japanese Yen outstanding as of June 30, 2000. The forward contracts are accounted for on a mark-to-market basis, with realized gains or losses recognized in the consolidated statement of operations. As of June 30, 2000, the contract amount of the forward contracts amounted to $45.5 million. The future value of these contracts is subject to market risk resulting from foreign exchange rate volatility. Current market rates at the consolidated balance sheet date were used to estimate the fair value of foreign currency forward contracts.

    The table below provides information about our outstanding forward contracts as of June 30, 2000. The information is provided in US dollar equivalents, in thousands. The table presents the notional amount of the respective contracts and their fair value (at rates in effect as of June 30, 2000):

                            Notional
                             amount    Fair value
                           ---------   ---------
Euro..................     $  20,807   $  21,220
Japanese Yen..........        24,740      24,434
                           ---------   ---------
   Total..............     $  45,547   $  45,654
                           =========   =========

We are exposed to credit loss in the event of nonperformance by counter parties but we do not anticipate nonperformance by these counter parties.

DISCLOSURE OF LIMITATIONS OF THE TABULAR PRESENTATION

    As the tables above incorporate only those exposures that exist as of June 30, 2000, it does not consider those exposures or positions that could arise after that date. Also, because the foreign currency denominated financial assets and anticipated transactions are not presented in the table above, the information presented has limited predictive value. As a result, our ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time, and foreign currency rates.

MARKET PRICE RISK

    We are exposed to market risk from changes in the price of our equity securities available-for-sale, which were recorded at a fair value of approximately $16.8 million at June 30, 2000. The equity investments held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 10% in quoted market prices. This hypothetical change would reduce our investments as well as unrealized gains on investment securities available for sale that are included as a component of stockholders' equity.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and have been consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions, which were argued on December 9, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Courts sustained in part and overruled in part the demurrers. Claims against Susan Bird were dismissed and the Court overruled the demurrers as to Macromedia, John Colligan, James Von Her, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs' motion for certification of a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Trial has been set for March 12, 2001. On April 20, 2000, the parties proposed that the Court continue the trial date to September 10, 2001.

    The consolidated complaint seeks damages in unspecified amounts, as well as other forms of relief. We believe the complaint is without merit and intend to vigorously defend the action.

    On September 25, 1997, a complaint entitled City Nominees v. Macromedia, Inc et al., (Case No. C-97-3521-SC) was filed in the United States District Court for the Northern District of California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of Sections 10 and 20(a) of the Securities and Exchange Act of 1934 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Plaintiffs seek to represent a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Three similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in United States District Court for the Northern District of California. All of these cases have been consolidated. Lead plaintiffs and lead counsel have been appointed under the provisions of the Private Securities Law Reform Act by the District Court. A consolidated complaint was filed in February 1998. Defendants moved to dismiss that complaint on the grounds that plaintiffs' claims were barred by the applicable statute of limitations. In May 1998, the United States District Court for the Northern District of California granted defendants' motion to dismiss with prejudice, and entered judgment in favor of defendants. Plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit, which reversed on April 21, 2000 and remanded the action to the District Court for further proceedings. On July 7, 2000, the District Court granted the plaintiff's motion to voluntarily dismiss the action without prejudice.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

The following exhibits are filed herewith:

 Exhibit number                         Exhibit title
 --------------                         -------------
        2.01         Amended and Restated Agreement and Plan of Reorganization
                     by and among Registrant, ESI Software, Inc. and Dynamo
                     Acquisition Corp. dated July 8, 1999 as amended August 30,
                     1999. (a)
        2.02         Amended and Restated Agreement and Plan of Reorganization
                     by and among Registrant, Andromedia, Inc. and Peak
                     Acquisition Corp. dated October 6, 1999 as amended November
                     23, 1999. (b)
        3.01         Registrant's Amended and Restated Certificate of
                     Incorporation. (c)
        3.02         Certificate of Amendment of Registrant's Amended and
                     Restated Certificate of Incorporation. (d)
        3.03         Registrant's Bylaws. (e)
        3.04         Amendment to Registrant's Bylaws effective October 15,
                     1993. (e)
       10.01         1992 Equity Incentive Plan and related documents, as
                     amended to date. (l)
       10.02         1993 Directors Stock Option Plan and related documents, as amended to date. (f).
       10.03         Non-Plan Form Agreements. (j)
       10.04         Registrant's Form of Non-Plan Stock Option Grant, (l)
       10.05         ESI Software, Inc. 1996 Equity Incentive Plan. (l)
       10.06         Registrant's 1999 Stock Option Plan. (m)
       10.07         Andromedia, Inc. 1996 Stock Option Plan (m)
       10.08         Andromedia, Inc. 1997 Stock Option Plan (m)
       10.09         Andromedia, Inc. 1999 Stock Option Plan (m)
       10.10         Form of Indemnification Agreement entered into by
                     Registrant with its directors and executive officers. (e)
       10.11         Twelfth Amendment to Lease Agreement by and between
                     Registrant and Toda Development, Inc. dated November 26,
                     1996 and Thirteenth Amendment to Lease Agreement by and
                     between Registrant and Toda Development, Inc. dated
                     February 25, 1997 and Fourteenth Amendment to Lease
                     Agreement by and between Registrant and Toda Development,
                     Inc. dated February 25,

 Exhibit number                         Exhibit title
 --------------                         -------------
                     1997. (g)

       10.12         Employment Agreement between the Registrant and Robert K.
                     Burgess dated August 25, 1996 (h). 10.13 Loan Agreement between Registrant and Brian and Sharon Allum, dated July
                     15, 1997. (i) 10.14 Loan Agreement between Registrant and
                     Steven A. and Nancy M. Elop, dated April 24, 1998. (k)
                     10.15 Lease Agreement by and between Registrant and Zoro
                     LLC, dated April 15, 1999.* 10.16 First Amendment to Lease agreement by and between Registrant and Zoro LLC, dated
                     July 1, 1999.(n)

       10.17         Lease Agreement by and between Registrant and Oelsner
                     Commercial Properties, dated February 28, 2000.(n)

       10.18 Employment Agreement between the Registrant and Brian Allum dated July 22, 1997. (n)

       10.19         Built-to-suit lease, dated April 20, 2000 between the
                     Registrant, Kaufman Family Partnership, Ronald H. Kaufman and Barbara Kaufman.(*)

       27.01         Financial Data Schedules

(a) Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on October 26, 1999.

(b) Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed February 14, 2000.

(c) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 33-89092).

(d) Incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form 8-A filed on October 5, 1995.

(e) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-70624).

(f) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on September 24, 1998 (Registration Statement No. 333-64141).

(g) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(h) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(i) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(j) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on October 31, 1997 (Registration Statement No. 333-39285).

(k) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

(l) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on October 18, 1999 (Registration Statement No. 333-89247).

(m) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on December 07, 1999 (Registration Statement No. 333-92233).

(n) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
(*)    Filed herewith.

       (b)    Reports on Form 8-K:
              None.

                    This page is left blank intentionally.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACROMEDIA, INC.

Date: August 11, 2000               By: /s/ Elizabeth A. Nelson
                                        ----------------------------------------
                                            Elizabeth A. Nelson
                                            Executive Vice President and Chief
                                              Financial Officer, and Secretary
                                            (Principal Accounting Officer and
                                              Duly Authorized Officer)