Form 10-Q
period 2000-09-30
MACROMEDIA INC
filed 2000-11-13
CIK 913949

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: $0.001 par value Common Stock; 52,844,151 number of shares outstanding on October 31, 2000.


================================================================================

                        MACROMEDIA, INC. AND SUBSIDIARIES

                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 2000


                                      INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets
           September 30, 2000 and March 31, 2000...........................    3

          Condensed Consolidated Statements of Operations
           Three and Six Months Ended September 30, 2000 and 1999 .........    4

          Condensed Consolidated Statements of Cash Flows
           Six Months Ended September 30, 2000 and 1999 ...................    5

          Notes to Condensed Consolidated Financial Statements ............    6

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................   11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ...   17


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ............................................   17

     Item 2. Changes in Securities and Use of Proceeds ....................   18

     Item 3. Defaults Upon Senior Securities ..............................   18

     Item 4. Submission of Matters to a Vote of Security Holders ..........   18

     Item 5. Other Information ............................................   19

     Item 6. Exhibits and Reports on Form 8-K .............................   19

     Signatures ...........................................................   22

                        MACROMEDIA, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)
                                   (unaudited)


                                                       September 30,   March 31,
                                                            2000          2000
                                                         ---------    ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..........................   $  88,532    $ 115,084
  Short-term investments .............................     108,503       71,952
                                                         ---------    ---------
   Total cash, cash equivalents and
    short-term investments ...........................     197,035      187,036
  Accounts receivable, net ...........................      48,254       41,883
  Deferred tax assets, short-term ....................       7,402        7,812
  Other current assets ...............................      18,160       14,293
                                                         ---------    ---------
      Total current assets ...........................     270,851      251,024
Land and building, net ...............................      18,536       18,982
Other fixed assets, net ..............................      63,922       41,871
Related party loans ..................................      15,194        9,944
Non-current restricted cash ..........................       4,520         --
Other long-term assets ...............................      29,667       17,538
                                                         ---------    ---------
      Total assets ...................................   $ 402,690    $ 339,359
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................   $   2,149    $   4,988
  Accrued liabilities ................................      32,268       34,735
  Accrued compensation, fringe benefits and payroll
   taxes..............................................      18,663       19,107
  Unearned revenue ...................................       9,640       10,044
                                                         ---------    ---------
      Total current liabilities ......................      62,720       68,874
Other liabilities ....................................         806          321
                                                         ---------    ---------
      Total liabilities ..............................      63,526       69,195
                                                         ---------    ---------

Minority interest ....................................      16,157       15,888
                                                         ---------    ---------
Stockholders' equity:

 Common stock, par value $0.001 per share; 200,000 shares
   authorized; 63,169 and 50,674 shares issued as of
   September 30, and March 31, 2000, respectively ....          62           51
 Treasury stock at cost; 1,818 shares as of
    September 30, and March 31, 2000 ..................    (33,649)     (33,649)
  Additional paid-in capital .........................     395,216      335,497
  Notes receivable from stockholders .................      (7,957)        --
  Deferred compensation ..............................     (29,086)     (23,465)
  Accumulated other comprehensive income .............         652          393
  Accumulated deficit ................................      (2,231)     (24,551)
                                                         ---------    ---------
      Total stockholders' equity .....................     323,007      254,276
                                                         ---------    ---------
      Total liabilities and stockholders' equity .....   $ 402,690    $ 339,359
                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)


                                           Three Months Ended  Six Months Ended
                                             September 30,       September 30,
                                           -----------------  -----------------
                                             2000     1999      2000     1999
                                           -------- --------  -------- --------

Revenues ................................. $102,421 $ 59,313  $197,185 $110,545
Cost of revenues .........................   12,389    5,929    22,500   11,683
                                           -------- --------  -------- --------
  Gross profit ...........................   90,032   53,384   174,685   98,862

Operating expenses:
   Sales and marketing ...................   39,199   25,596    78,085   48,872
   Research and development ..............   29,368   15,337    54,283   28,327
   General and administrative ............    9,755    5,281    18,656   11,091
   Acquisition-related expenses ..........    3,100    5,260     4,774    5,260
   Non-cash compensation .................    2,210      402     4,133      650
   Amortization of intangibles ...........      608      252       924      509
                                           -------- --------  -------- --------
     Total operating expenses ............   84,240   52,128   160,855   94,709
                                           -------- --------  -------- --------
     Operating income ....................    5,792    1,256    13,830    4,153

Other income (expense):
   Interest and investment income, net ...    3,560    1,203     6,752    2,388
   Foreign exchange gain (loss) ..........      538     (122)    1,492      (68)
   Other .................................     (167)     (41)     (680)      71
                                           -------- --------  -------- --------
     Total other income ..................    3,931    1,040     7,564    2,391

Minority interest ........................    4,687       --     8,609       --
                                           -------- --------  -------- --------
     Income before income taxes ..........   14,410    2,296    30,003    6,544
Provision for income taxes ...............    4,098    2,071     7,684    4,592
                                           -------- --------  -------- --------
     Net income ..........................   10,312      225    22,319    1,952
      Accretion on mandatorily redeemable
       convertible preferred stock .......       --   (1,017)       --   (1,181)
                                           -------- --------  -------- --------
      Net income (loss) applicable to
       common stockholders ............... $ 10,312 $   (792) $ 22,319 $    771
                                           ======== ========  ======== ========


   Net income (loss) applicable to common stockholders per share:
     Basic................................  $  0.20 $  (0.02) $   0.45 $   0.02
     Diluted .............................  $  0.18 $  (0.02) $   0.39 $   0.02

    Weighted average common shares outstanding used in calculating net income (loss) applicable to common stockholders per share:
     Basic................................   50,504   42,853    49,979   42,463
     Diluted .............................   56,751   42,853    56,691   50,539


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                               Six Months Ended
                                                                 September 30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
Cash flows from operating activities:
  Net income ................................................. $22,319  $ 1,952
  Adjustments to reconcile net income
   to net cash provided ......................................
     Depreciation and amortization ...........................  12,678    7,549
     Write off of acquired in-process research and development   3,100       --
     Deferred income taxes ...................................    (394)    (222)
     Tax benefit from employee stock plans ...................   6,925       --
     Minority interest .......................................  (8,609)      --
     Non-cash compensation ...................................     160       --
     Deferred compensation amortization ......................   3,972      953
     loss on disposal of fixed assets ........................     161       --
     Change in operating assets and liabilities:
        Accounts receivable, net .............................  (6,350)  (6,701)
        Inventory, net .......................................      29     (524)
        Prepaid expenses and other current assets ............  (3,865)   3,051
        Other assets .........................................  (3,436)  (1,311)
        Accounts payable .....................................  (2,839)  (1,719)
        Accrued liabilities ..................................  (3,007)  11,115
        Unearned revenue .....................................    (404)   1,094
        Other long-term liabilities ..........................     485      148
                                                               -------  -------
         Net cash provided by operating activities ...........  20,925   15,385

Cash flows from investing activities:
  Capital expenditures ....................................... (33,423) (14,158)
  Purchase of short-term investments ......................... (78,685) (77,915)
  Maturities and sales of short-term investments .............  42,393   67,426
  Acquisition of Middlesoft, Inc. ............................  (8,469)      --
  Loans receivable ...........................................  (5,250)   1,673
  Purchase of strategic investments ..........................  (3,463)      --
  Deposit of restricted cash .................................  (4,520)      --
                                                               -------  -------
         Net cash used in investing activities ............... (91,417) (22,974)

Cash flows from financing activities:
  Proceeds from issuance of mandatorily redeemable
   convertible preferred stock ...............................      --   16,457
  Proceeds from sale of subsidiary preferred stock ...........   9,384       --
  Proceeds from issuance of common stock, net ................  34,556   13,409
  Borrowings on capital lease ................................      --    1,094
  Payments on capital lease ..................................      --     (325)
  Acquisition of treasury stock ..............................      --   (8,204)
                                                               -------  -------
         Net cash provided by financing activities ...........  43,940   22,431

(Decrease) increase  in cash and cash equivalents ............ (26,552)  14,842
Inclusion of Andromedia's net cash activity for the excluded
 three months ended March 31, 1999 ...........................      --   (3,826)
                                                               -------  -------
Total ........................................................ (26,552)  11,016
Cash and cash equivalents, beginning of period ............... 115,084   29,459
                                                               -------  -------
Cash and cash equivalents, end of period ..................... $88,532  $40,475
                                                               =======  =======

     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Nature of Operations

     Macromedia's  Software  business  develops  software  that creates Web site layout, graphics and rich media content for Internet users and develops solutions for analyzing Web traffic and personalizing Web sites. Additionally, the Company's consumer business, shockwave.com, Inc. (shockwave.com), designs, develops and markets aggregated content to provide and expand online entertainment on the Web. Macromedia sells its products through a network of distributors, value-added resellers (VAR's), its own sales force and Web site, and to original equipment manufacturers (OEM's) in North America, Europe, Asia Pacific and Latin America. In addition, Macromedia derives revenues from advertising on its Web sites, and from software maintenance and technology licensing agreements. shockwave.com derives revenues from advertising and sponsorship on its Web site. Macromedia, Inc. and its subsidiaries are hereinafter collectively referred to as the "Company" or Macromedia.

2.   Significant Accounting Policies

     Basis of Presentation

     The condensed consolidated financial statements at September 30, 2000 and March 31, 2000 and for the three and six months ended September 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of Macromedia's financial position and operating results for the interim periods.

     In fiscal 2000, Macromedia consummated mergers with Andromedia, Inc. and ESI Software, Inc., which have been accounted for using the pooling of interests method, and accordingly, the consolidated financial statements for the prior periods presented and the accompanying notes have been restated.

     These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Macromedia's annual report on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results for the fiscal year ending March 31, 2001 or any other future periods.

3.   Acquisitions

     On July 10, 2000, the Company acquired Middlesoft, Inc. a software development company, for approximately $9.0 million. The acquisition was accounted for under the purchase method. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their fair values as of the date of the acquisition. The excess of the consideration paid over the net assets acquired totaled $8.4 million, of which, $3.1 million was expensed in the current quarter as acquired in-process research and development and $5.3 million has been recorded as goodwill and other intangible assets which is being amortized on a straight-line basis over three years. The amounts allocated to in-process research and development expense were determined through established valuation techniqures in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or financial condition.

4.   Investments

     The Company holds several strategic equity investments in other companies. These investments are included in the other long-term assets component of the condensed consolidated balance sheets. The cost method is used to record these investments, as the Company holds less than 20% of the voting rights of each of these investees and does not have the ability to significantly influence the investees. The Company determines the fair value of the investment based on current market price, or if the investment is not publicly traded, considers among other factors, pricing of current financing rounds. As of September 30, 2000, the investment costs approximate their fair values.

5.   Earnings Per Share

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) 128, Earnings Per Share. Under the provisions of SFAS 128, basic net income per share is computed by dividing net income applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income applicable to common stockholders for the period by the weighted average number of common shares and potentially dilutive securities outstanding during the period, to the extent such potentially dilutive securities are dilutive. Potentially dilutive securities consist of incremental common shares issuable upon the exercise of stock options and warrants, restricted stock and upon conversion of Series A and B convertible preferred stock.

     The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income per share (in thousands, except per share data):

                                          Three Months Ended   Six Months Ended
                                             September 30,      September 30,
                                           ----------------    ----------------
                                            2000      1999      2000      1999
                                           -------  -------    -------  -------
Basic Net Income Per Share Computation
----------------------------------------
 Numerator:
   Net income ...........................  $10,312  $   225    $22,319  $ 1,952
   Accretion of Series C, D and
    E mandatorily reedemable convertible
    preferred stock .....................       --   (1,017)       --    (1,181)
                                           -------  -------    -------  -------
      Net income (loss) applicable to
       common stockholders ..............  $10,312  $  (792)   $22,319  $   771
                                           =======  =======    =======  =======

 Denominator:
   Weighted average number of common
    shares outstanding ..................   50,504   42,853     49,979   42,463
        Basic net income (loss)
         applicable to common
         stockholders per share .........  $  0.20  $ (0.02)   $  0.45  $  0.02
                                           =======  =======    =======  =======


                                          Three Months Ended   Six Months Ended
                                             September 30,      September 30,
                                           ----------------    ----------------
                                            2000      1999      2000      1999
                                           -------  -------    -------  -------
Diluted Net Income Per Share Computation
----------------------------------------
 Numerator:
   Net income ...........................  $10,312  $   225    $22,319  $ 1,952
   Accretion of Series C, D and
    E mandatorily reedemable convertible
    preferred stock .....................       --   (1,017)       --    (1,181)
                                           -------  -------    -------  -------
      Net income (loss) applicable to
       common stockholders ..............  $10,312  $  (792)   $22,319  $   771
                                           =======  =======    =======  =======

 Denominator:
  Weighted average number of common
   shares outstanding, basic.............   50,504   42,853     49,979   42,463

  Effect of dilutive securities:
    Convertible preferred stock and
     stock warrants......................        9       --         10      976
    Stock options and restricted stock...    6,238       --      6,702    7,100
                                           -------  -------    -------  -------
 Weighted average number of common shares
  outstanding, diluted...................   56,751   42,853     56,691   50,539
                                           =======  =======    =======  =======

 Diluted net income (loss) applicable to
  common stockholders per share..........  $  0.18  $ (0.02)   $  0.39  $  0.02
                                           =======  =======    =======  =======


     The table below presents potentially dilutive securities that are excluded from the diluted net income per share calculation because their effects would be antidilutive (in thousands):

                                           Three Months Ended  Six Months Ended
                                               September 30,     September 30,
                                           ------------------   ---------------
                                             2000       1999      2000    1999
                                           -------    -------   ------- -------
           Preferred stock...............       --      2,390       --    2,344
           Stock options.................      117        109       62       60
                                           -------    -------   ------- -------
                Total ...................      117      2,499       62    2,404
                                           =======    =======   ======= =======

6.   Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, which establishes the standards for the reporting of comprehensive income and its components, requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income. The only component of the Company's Other Comprehensive Income is unrealized gains on securities classified as available-for-sale. The following table sets forth the calculation of comprehensive income, net of tax (in thousands):

                                         Three Months Ended   Six Months Ended
                                            September 30,       September 30,
                                         ------------------  ------------------
                                           2000      1999     2000       1999
                                         --------  --------  -------    -------
Net income.............................. $ 10,312  $   225   $ 22,319  $  1,952
 Unrealized gains on securities.........      257      122        259       405
                                         --------  --------  -------    -------
 Comprehensive income................... $ 10,569  $   347   $ 22,578  $  2,357
                                         ========  =======   ========  ========

7.   Minority Interest

     At September 30, 2000 the Company had an approximate ownership of 57% in shockwave.com. Minority interest represents the preferred and common stockholders' proportionate share of the equity of shockwave.com. The results of our majority ownership in shockwave.com are included in Macromedia's consolidated financial statements. The non-controlling interest of $16.2 million is reflected in Minority interest in the Consolidated Balance Sheets and the loss attributable to the non-controlling interest in shockwave.com for the three and six months ended September 30, 2000 was $4.7 million and $8.6 million.
Should the Company's ownership of shockwave.com fall below 50%, potential deconsolidation may occur, at which time the Company would account for its proportionate ownership share of shockwave.com's results of operations using the equity method of accounting.

8.   Income Taxes

     The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such an estimate reflects an effective tax rate lower than the federal statutory rate primarily due to the utilization of research and experimentation tax credits, and foreign operating results, which are taxed at rates lower than the U.S. statutory rate. The effective rate used for the three and six months ended September 30, 2000 on operations was 28% and 26%, respectively.

9.   Segments of an Enterprise and Related Information

     Macromedia has two operating segments: Software and shockwave.com. The Software segment develops software that creates Web site layout, graphics and rich media content for Internet users and develops solutions for analyzing Web traffic and personalizing Web sites. shockwave.com designs, develops and markets aggregated content to provide online entertainment on the Web. The Company evaluates operating segment performance based on net revenues and total operating expenses of the segment. The operating segments' accounting policies are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K for the year ended March 31, 2000. The Company had intersegment transactions of $840,000 and $1.8 million for the three and six months ended September 30, 2000, respectively, which represent royalty revenues paid by shockwave.com. These revenues are eliminated in the Company's consolidation process. The Company did not have any material intersegment transactions for the three or six months ended September 30, 1999. At September 30, 1999 the Company did not allocate assets to shockwave.com and currently considers it impracticable to do so. Information about reported segment income or loss for the three and six months ended September 30, 2000 and 1999 is as follows (in thousands):

                                                        shockwave-
Three Months Ended September 30, 2000        Software      .com        Total
--------------------------------------      ----------  ----------   ----------
Revenues..............................      $   98,049  $    4,372   $  102,421
Cost of revenues......................          11,947         442       12,389
                                            ----------  ----------   ----------
  Gross profit........................          86,102       3,930       90,032
                                            ----------  ----------   ----------
Direct operating expenses.............          65,841      12,481       78,322
Acquisition related expenses and
  certain non-cash charges............           3,818       2,100        5,918
                                            ----------  ----------   ----------
   Total operating income (loss)......      $   16,443  $  (10,651)  $    5,792
                                            ==========  ==========   ==========
Total assets..........................      $  356,666  $   46,024   $  402,690
                                            ==========  ==========   ==========

                                                        shockwave-
Three Months Ended September 30, 1999        Software      .com         Total
-------------------------------------       ----------  ----------    ----------
Revenues.............................       $   57,821  $    1,492   $   59,313
Cost of revenues.....................            5,662         267        5,929
                                            ----------   ----------  ----------
  Gross profit.......................           52,159       1,225       53,384
                                            ----------   ----------  ----------
Direct operating expenses............           41,007       5,207       46,214
Acquisition-related expenses and
  certain non-cash charges...........            5,914         --         5,914
                                            ----------   ----------  ----------
   Total operating income (loss).....       $    5,238   $  (3,982)  $    1,256
                                            ==========  ==========   ==========
   Total assets......................       $  234,792   $      --   $   234,79
                                            ==========  ==========   ==========

                                                        shockwave-
Six Months Ended September 30, 2000          Software      .com         Total
-------------------------------------       ----------  ----------   ----------
Revenues..............................      $  188,362  $    8,823   $  197,185
Cost of revenues......................          21,417       1,083       22,500
                                            ----------  ----------   ----------
  Gross profit........................         166,945       7,740      174,685
                                            ----------  ----------   ----------
Direct operating expenses.............         126,536      24,488      151,024
Acquisition-related expenses and
  certain non-cash charges............           5,942       3,889        9,831
                                            ----------  ----------   ----------
   Total operating income (loss)......      $   34,467  $  (20,637)  $   13,830
                                            ==========  ==========   ==========


                                                        shockwave-
Six Months Ended September 30, 1999          Software      .com         Total
-------------------------------------       ----------  ----------   ----------
Revenues..............................      $  107,912  $    2,633   $  110,545
Cost of revenues......................          11,054         629       11,683
                                            ----------  ----------   ----------
  Gross profit........................          96,858       2,004       98,862
                                            ----------  ----------   ----------
Direct operating expenses.............          79,473       8,817       88,290
Acquisition related expenses and
  certain non-cash charges............           6,419          --        6,419
                                            ----------  ----------   ----------
   Total operating income (loss)......      $   10,966  $   (6,813)  $    4,153
                                            ==========  ==========   ==========

     A reconciliation of the totals reported for the combined operating segments to the applicable line items in the consolidated financial statements for the three and six months ended September 30, 2000 and 1999 is as follows (in thousands):

                                         Three months ended    Six months ended
                                            September 30,       September 30,
                                          -----------------   -----------------
                                            2000      1999      2000      1999
                                          -------   -------   -------   -------
Total operating income from operating
 from segments                            $ 5,792   $ 1,256   $13,830   $ 4,153

Other income ........................       3,931     1,040     7,564     2,391
Minority interest ...................       4,687        --     8,609        --
                                          -------   -------   -------   -------
Income before taxes .................     $14,410   $ 2,296   $30,003   $ 6,544
                                          =======   =======   =======   =======

                        MACROMEDIA, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements such as statements of our expectations, plans, objectives and beliefs. These forward-looking statements are subject to material risks and uncertainties discussed in this Form 10-Q, including those set forth under Risk Factors That May Affect Future Results of Operations. As a result, our actual results could differ materially from those described in the forward-looking statements.

Results of Operations

Overview

     Macromedia has two operating segments: Software and shockwave.com. The Software segment develops software and server technologies that create Web site layout, graphics and rich media content for Internet users and develops solutions for analyzing Web traffic and personalizing Web sites. shockwave.com designs, develops and markets aggregated content to provide online entertainment on the Web. We evaluate operating segment performance based on net revenues and total operating expenses of the segment. The operating segments' accounting policies are the same as those described in the summary of accounting policies in the annual report on Form 10-K for the year ended March 31, 2000. For the three months ended September 30, 2000, the Software business' operating income before acquisition related charges and certain non-cash charges approximates $20.3 million, or 21% of revenues, whereas shockwave.com's operating losses approximates $8.6 million or 196% of revenues.

     The following table sets forth certain financial data as a percentage of revenues for the three months ended September 30, 2000 and 1999:

                                   Consolidated     Software      shockwave.com
                                   -------------  -------------   -------------
                                   2000    1999   2000    1999    2000    1999
                                   -----   -----  -----   -----   -----   -----
Revenues ........................  100%    100%    100%    100%    100%    100%
Cost of revenues ................   12      10      12      10      10      18
                                   -----   -----  -----   -----   -----   -----
         Gross profit ...........   88      90      88      90      90      82
                                   -----   -----  -----   -----   -----   -----
Operating expenses:
     Sales and marketing ........   38      43      36      40      88     162
     Research and development ...   29      26      23      22     157     187
     General and administrative .   10       9       8       9      41      --
     Acquisition-related expenses    3       9       3       9      --      --
     Non-cash compensation ......    2       1      --       1      47      --
     Amortization of intangibles     1      --       1      --       1      --
                                   -----   -----  -----   -----   -----   -----
         Total operating expenses   82      88      71      81     334     349
                                   -----   -----  -----   -----   -----   -----
Operating income ................    6       2      17       9    (244)   (267)
                                   -----   -----  -----   -----   -----   -----
Other income, net ...............    4       2       4       2       7      --
Minority interest ...............    5      --      --      --     107      --
                                   -----   -----  -----   -----   -----   -----
Income before income taxes ......   14       4      20      11    (129)   (267)
Provision for income taxes ......    4       3       4       4      --      --
                                   -----   -----  -----   -----   -----   -----
          Net income (loss) .....   10      --      16       7    (129)   (267)
                                   =====   =====  =====   =====   =====   =====

     Revenues. We sell our products through a network of distributors, value-added resellers (VAR's), our own sales force and Web site, and to original equipment manufacturers (OEM's) in North America, Europe, Asia Pacific and Latin America. In addition, we derive revenues from advertising and sponsorships on our Web sites, and from software maintenance and technology licensing agreements.

     Consolidated revenues have increased $43.1 million or 73% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Revenues generated by the Software segment have grown by $40.2 million, to $98.0 million for the current quarter from $57.8 million in the second quarter of fiscal year 2000. The majority of the increase is attributable to an increase in sales of the Flash, Dreamweaver, Dreamweaver

UltraDev and Fireworks products. Included in our consolidated revenue is $4.4 million and $1.5 million of shockwave.com revenues for the three months ended September 30, 2000 and 1999, respectively. The increase in shockwave.com revenues is due to an increase in advertising and sponsorship revenue resulting from a higher volume of advertising traffic and new revenue streams, mainly sponsorship revenues. For the six months ended September 30, 2000 compared to September 30, 1999, consolidated revenues increased $86.6 million or 78% primarily due to increased in sales from the Dreamweaver, Flash, Dreamweaver UltraDev and Fireworks products.

     North American revenues have increased $25.1 million to $62.0 million in the second quarter of fiscal year 2001 from $36.9 million in the second quarter of fiscal year 2000. International revenues increased $18.0 million to $40.4 million when comparing the same time periods. (See Risk Factors That May Affect Future Results of Operations - Risks of International Operations for additional information.) The following table summarizes revenue by geography (in millions, except percentages):

                           Three Months Ended              Six Months Ended
                              September 30,                 September 30,
                      ---------------------------   ---------------------------
                         2000      1999  % change      2000      1999  % change
                      --------  -------- --------   --------  -------- --------
North America.........$   62.0  $   36.9     68%    $  116.8  $   67.3     74%
 % of total revenues..     61%       62%                 59%       61%

International.......  $   40.4  $   22.4     80%    $   80.4  $   43.2     86%
 % of total revenues       39%       38%                 41%       39%
                      --------  -------- --------   --------  -------- --------
  Total revenues....  $  102.4  $   59.3     73%    $  197.2  $  110.5     78%
                      ========  ======== ========   ========  ======== ========

     Gross profit. Gross profit on a consolidated basis was $90.0 million for the second quarter of fiscal year 2001, up 69% from the prior year, primarily due to increased revenues from our Software segment Gross profit as a percentage of revenue for the Software segment for the three months ended September 30, 2000 declined slightly to 88% compared to a gross profit percentage of 90% for the three months ended September 30, 1999. The slight decline is primarily due to increased consulting and training costs. Gross profit as a percentage of revenues for shockwave.com was 90% for the three months ended September 30, 2000 compared to 82% for the same three months in fiscal year 2000. The increase in the shockwave.com gross profit is primarily due to a shift in distribution for our advertising costs from indirect sales in fiscal year 2000 to direct sales by our in-house sales force for the current fiscal year. When comparing the six months ended September 30, 2000 to September 30, 1999, gross profit on a consolidated basis increased $75.8 million or 77% to $174.7 million, consistent with revenue growth.

     Sales and marketing. Sales and marketing expenses on a consolidated basis have increased by $13.6 million to $39.2 million. The Software segment's sales and marketing expenses increased by $12.2 million to $35.3 million and shockwave.com's increased by $1.4 million to $3.9 million from the three months ended September 30, 1999. The increase from the second quarter of fiscal year 2000 for the Software segment is primarily due to expenses related to headcount growth, facilities charges due to the need for increased physical space to accommodate the headcount growth, information technology infrastructure costs, and business taxes based on increased headcount. The increase in shockwave.com's sales and marketing expenses is a result of the Direct Mail e-mail program initiated in fiscal year 2001, increased headcount and growth of information technology infrastructure costs. For the six months ended September 30, 2000, consolidated sales and marketing expenses increased $29.2 million to $78.1 million primarily due to costs associated with headcount growth and increased facilities and information technology infrastructure costs.

     Research and development. Research and development expenses on a consolidated basis have increased $14.0 million from $15.3 million in the second quarter of fiscal year 2000 to $29.4 million in the second quarter of fiscal year 2001. Research and development expenses for the Software segment have increased $10.0 million during this time frame to $22.5 million. The increase is attributable to headcount growth, increased information technology infrastructure costs, increases in facilities charges to accommodate the headcount growth, and license fees associated with purchased technology. Similarly, shockwave.com's research and development expenses have increased to $6.9 million for the three months ended September 30, 2000, representing a $4.1 million increase from the second quarter of fiscal 2000. Research and development expenses for the shockwave.com segment have increased in absolute dollars largely due to headcount growth and the resulting increases in compensation and benefits and information technology infrastructure costs, as well as increased costs for the development of entertainment content. On a consolidated basis, research and development expenses have increased $26.0 million to $54.3 million compared to the six months ended September 30, 2000 to the six months ended September 30, 1999.

     General and administrative. General and administrative expenses on a consolidated basis have increased in absolute dollars by $4.5 million, from $5.3 million for the second quarter of fiscal 2000 to $9.8 million for the second quarter of fiscal year 2001. General and administrative expenses for the Software segment have increased $2.7 million to $8.0 million when comparing the quarter ended September 30, 2000 to the quarter ended September 30, 1999. The increase is due primarily to headcount growth, increased charges for facilities and information technology and increased legal charges. shockwave.com incurred $1.8 million in general and administrative expenses in the second quarter of fiscal year 2001 resulting from the segment performing administrative functions that it did not perform in fiscal year 2000. Comparing consolidated results for the six months ended September 30, 2000 to the same time frame for fiscal year 2000, general and administrative expenses increased $7.6 million to $18.7 million.

     Acquisition-related expenses. During the three months ended September 30, 2000 we purchased all of the outstanding stock of Middlesoft, Inc. for approximately $9.0 million. Of this amount, $3.1 million was determined to be in-process research and development for certain intellectual property. This intellectual property is being utilized in the research and development of specific products and we have determined that the technology does not have any alternative future uses. As a result, the amount paid for the technology was expensed as acquisition-related expenses in the quarter ended September 30, 2000. For the three months ended September 30, 1999, we recorded $5.3 million in acquisition related expenses, primarily related to our fiscal year 2000 acquisitions of technology rights and the acquisition of ESI Software, Inc. Comparing the six months ended September 30, 2000 to September 30, 1999, acquisition-related expenses decreased by $486,000 to $4.8 million.

     Non-cash compensation. We recorded non-cash compensation charges of $2.2 million for the three months ended September 30, 2000, a $1.8 million increase from the same period in the prior year. The increase is primarily due to the issuance of shockwave.com warrants and the continued amortization of the deferred compensation associated with previously granted shockwave.com options. shockwave.com issued options to employees that had, for accounting purposes, an exercise price less than the fair value of the underlying common stock at the date of grant. Additionally, shockwave.com issued warrants in connection with certain content development agreements entered into with non-employees. We will continue to incur expenses associated with the amortization of deferred compensation from the granting of options.

     Amortization of intangibles. Amortization of intangible assets increased $356,000 and $415,000 when comparing the three and six months ended September 30, 2000 to the same period in 1999. Amortization of intangible assets consists primarily of goodwill and other intangibles resulting from purchase transactions, as well as trademarks.

     Other income. Other income on a consolidated basis has increased $2.9 million to $3.9 million when comparing the second quarter of fiscal year 2001 to the same period in fiscal year 2000. Other income has increased primarily due to interest and investment income recorded in fiscal year 2001. Other income for both periods include investment gains and interest income and gains or losses on foreign exchange contracts.

     Provision for income taxes. The provision for income taxes for the second quarter of fiscal year 2001 increased $2.0 million when compared to the second fiscal quarter of 2000. The effective tax rate on operations for the current quarter's provision is 28%. The decrease in the effective tax rate for the current quarter reflects the impact of the ESI, Software Inc. acquisition on the tax rate for the second quarter of fiscal year 2000, utilization of research and experimentation tax credits and foreign operating results that were taxed at rates lower than the U.S. statutory rate for the second quarter of fiscal year 2001.

Liquidity and Capital Resources

     At September 30, 2000, we had cash, cash equivalents and short-term investments of $197.0 million. For the six months ended September 30, 2000, cash provided by operating activities of $20.9 million was primarily attributable to net income. This was partially offset by a minority interest in shockwave.com, and an increase in working capital. Cash used in investing activities of $91.4 million was used primarily for the net increase in our short-term investments, infrastructure growth, for the acquisition of Middlesoft, Inc., and for the issuance of related party loans for the exercise of shockwave.com stock options. Cash provided by financing activities of $43.9 million is primarily from the exercise of common stock options and issuance of shockwave.com preferred stock. Collectively, the above activity contributed to a net increase of $10.0 million from the March 31, 2000 cash, cash equivalents and short-term investments balances. Working capital increased by $26.0 million from the March 31, 2000 balance of $182.2 million, to $208.1 million at September 30, 2000. During the first six months of fiscal year 2001, we made investments in property and equipment of $33.4 million. We anticipate future capital expenditures of approximately $25.0 million for the remainder of fiscal year 2001.

     We have non-current cash of approximately $4.5 million that is restricted as to its use. The restrictions on these funds concern security deposits on a lease of real property. These funds cannot be withdrawn without the written consent of the landlord or until such time that the amount of security deposit is reduced pursuant to the terms of the lease.

     We believe that existing cash, cash equivalents and investments, together with cash generated from operations, will be sufficient to meet our operating requirements through at least September 30, 2001.

Recent Accounting Pronouncements

     SFAS 133. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging
Activities. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires Macromedia to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in the fair value of these instruments would be accounted for depending on the use of the derivative and whether it is designated and qualifies as an effective hedge under hedge accounting rules. In June 1999 the FASB issued SFAS 137, which defers the implementation of SFAS 133 and is effective for all quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-denominated assets and liabilities, and intercompany derivatives. Macromedia has not completed an assessment of the impact, if any, of SFAS 133 on the consolidated results of operations and financial position, but does not expect the adoption of SFAS 133 to have a material effect on its consolidated financial statements.

     SAB 101. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Macromedia does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

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

     Intense Competition -- The markets for our products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions and enhanced services. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. With respect to our Software business, competitors include, among others, Adobe Systems, Inc., Corel Corporation, Accrue Software, Inc. and Net Perceptions, Inc. As we compete with larger competitors such as Adobe across a broader range of product lines and different platforms, we may face increasing competition from such companies. In addition, shockwave.com competes with a number of other Internet community, gaming and entertainment sites, including Disney.com, Gamesville.com, AOL.com, and Yahoo.com. Many of these businesses are much larger than shockwave.com, and have more resources devoted to these business efforts. It is anticipated that shockwave.com will face competition from these and other Web sites for both consumers and for advertising and other future revenue sources on which the future success of the shockwave.com is dependent.

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

     The success of our Software and shockwave.com businesses is especially dependent upon the existence and future growth of the Internet as a business, entertainment and communications platform. Many critical issues concerning the commercial use of the Internet , such as security, remain unresolved and may affect the growth of Internet use, together with the software standards employed in such markets. A decline in the growth of the Internet or any inability by us to adapt to changes in the Internet or the technology used for operation of the Internet could have a material adverse effect on our results of operations.

     Fluctuations of Operating Results; Product Introduction Delays -- Our quarterly operating results may vary significantly depending on the timing of new product introductions and enhancements. A substantial portion of our revenue is derived from the introduction of new products or enhancements to existing products. We have in the past experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. In addition, we have limited experience with the eBusiness software products market. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce products in a timely manner, this inability could have a material adverse effect on our results of operations. If we do not ship new versions of our products as planned, or if new products do not receive market acceptance, our results of operations could be materially adversely affected.

     Our results of operations also may vary significantly depending on the impact of any of the following: the timing of product and service introductions by competitors, changes in pricing, execution and volume of technology licensing agreements, the volume and timing of orders received during the quarter for software products, expenses related to the expansion of shockwave.com, and finally, any acquisitions of other companies or technologies. Our future operating results may fluctuate as a result of these and other factors, including our ability to continue to develop or acquire innovative products and services, our product, service, and customer mix, and the level of competition. Our results of operations may also be affected by seasonal trends. A significant portion of our operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenues do not meet our forecasts, operating results may be materially adversely affected. There can be no assurance that sales of our existing products will either continue at historical rates or increase, or that new products introduced by us, whether developed internally or acquired, will achieve market acceptance. Our historical rates of growth should not be taken as being indicative of growth rates that can be expected in the future.

     Unproven Business Model -- The shockwave.com business model depends upon the ability to leverage shockwave.com's existing and future Web traffic and consumer audience to grow revenues and in the future, generate multiple revenue streams. The potential profitability of this business model is unproven, and to be successful, we must, among other things, develop and market content that achieves broad market acceptance by the user community, Internet advertisers and commerce vendors. There can be no assurance that the shockwave.com business will be able to effectively implement this business model, and even if the implementation is successful, there can be no assurance that the business model will prove to be able to generate and sustain revenue growth or generate significant profits, if any. Furthermore, for the foreseeable future, we anticipate that the shockwave.com business will require significant expenditures, particularly related to sales and marketing and brand promotion, and that such expenditures may or may not result in revenue growth. In addition to the foregoing, the shockwave.com business will depend in part on success in building strategic alliances with other Internet and media companies in order to be able to grow the user base and to provide compelling content to attract and maintain the user base. There can be no assurances that such alliances can be created or maintained over an extended period of time.

     Dependence on Distributors -- A substantial majority of our revenue is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, and our direct sales force and Website. Domestically, our products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor accounted for 28% and 30% of revenues for the three months ending September 30, 2000 and 1999. In addition, we believe that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If our distributors seek to return increasing amounts of products, such returns could have a material adverse effect on our revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on our results of operations.

     Risks of International Operations -- For the three months ended September 30, 2000 we derived approximately 39% of our revenues from international sales. For the six months ended September 30, 2000, we derived approximately 41% of our revenues from international sales. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on distributors for sales of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond our control. Additionally, we are uncertain whether the recent weaknesses experienced in the economies in Japan, Asia Pacific, and Latin America will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions.

     We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various
European currencies and Japanese Yen. As of September 30, 2000, the notional principal of forward contracts outstanding amounted to $42.4 million. There can be no assurance that such contracts will adequately hedge our exposure to currency fluctuations.

     Euro Currency -- On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as the common legal currency and established fixed rates of conversion between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. A three-year transition period is underway during which transactions can be made in the existing sovereign currencies. The conversion to the Euro has alleviated currency exchange risk between the member counties.

     There can be no assurance that all issues related to the Euro conversion have been identified, and we may be at risk if any of our principal suppliers are unable to deal with the impact of the Euro conversion. To date, none of our international suppliers have expressed an intention to invoice in Euros.

     Risk Associated with Acquisitions -- We have grown in part because of business combinations with other companies and we may make further acquisitions in the future. Acquisitions involve significant risks including difficulties in the assimilation of the operations, services, technologies and corporate culture of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies and the acceptance of the acquired companies' products and services by our customers. In addition, future acquisitions would likely result in the incurrence of dilution, if stock is issued, or debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition, results of operations and liquidity. For all these reasons, any future acquisitions or failure to effectively integrate acquired companies could result in a material adverse effect on our results of operations.

     Management of Growth -- Both our Software business and shockwave.com business have experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on our managerial, financial and operational resources. Our workforce has grown more than 70% over the past year. We expect that the number of our employees will continue to increase for the foreseeable future. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage, retain and motivate our workforce. All of these endeavors will require substantial management effort and resources. In the future, we anticipate that we will need to continue the expansion of our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

     Volatility of Stock -- Our future earnings and stock price may be subject to significant volatility. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period.
Additionally, we may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general will often result in significant volatility of our common stock price.

     Intellectual Property Rights -- We rely on a combination of patents, copyrights, trade secrets, and trademark laws, as well as employee and third-party nondisclosure agreements, to protect our intellectual property rights and products. Policing unauthorized use of products and fully protecting our proprietary rights are difficult, and we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. In addition, effective copyright, trademark, trade secret and patent protection may not be available in every country in which our products are distributed.

     Furthermore, we are currently, and may in the future, be involved in legal disputes relating to the validity or alleged infringement of our, or of a third party's, intellectual property rights. Intellectual property litigation is typically extremely costly and can be disruptive to our business operations by diverting the attention and energies of our management and key technical personnel. In addition, any adverse decisions could subject us to significant liabilities, require us to seek licenses from others, prevent us from manufacturing or licensing certain of our products, or cause severe disruptions to our operations or the markets in which we compete, any one of which could dramatically impact our business and results of operations.

     Macromedia Ventures Investments -- Through Macromedia Ventures, we invest a substantial amount of capital and time on finding, funding, and helping to develop certain privately held companies, many of which can be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. Therefore, we could lose our entire investment, or a substantial portion thereof, in one or more of these companies.

     Generally Accepted Accounting Principles - We prepare our financial statements in conformity with generally accepted accounting principles (GAAP). GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission, and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may affect the reporting of transactions completed prior to the announcement of a change.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Please refer to our market risk disclosures set forth in our 2000 Annual Report filed on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about market risk. Our market risk exposure has not changed significantly since the time we included the disclosures in our 2000 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Matters

     On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and have been consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions, which were argued on December 9, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Court sustained the demurrers as to claims against Susan Bird and overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs' motion for certification of a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Trial has been set for September 10, 2001.

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

     On August 10, 2000, a complaint entitled Adobe Systems, Inc. v. Macromedia, Inc. (Case No. 00-743-JJF) was filed in the United States District Court for the District of Delaware and on September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleges infringement of U.S. Patent No. 5,546,528 by tabbed palette features of certain Macromedia products and infringement of U.S. Patent No. 6,084,597 by image rendering features of Macromedia Dreamweaver and Macromedia Flash products. On September 27, 2000, Macromedia answered the first amended complaint by denying the allegations and filing counterclaims against Adobe for infringement of three Macromedia patents. In particular, Macromedia alleges infringement of U.S. Patent No. 5,467,443 by changing blended elements and automatic re-blending of elements features of Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 by visually displaying and editing sound waveforms features of Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations in Macromedia's counterclaims. Each party is seeking to enforce its patents and to receive monetary damages for infringement of its patents. Further, each party is seeking a court declaration that it is not infringing the other party's patents and an award of attorneys fees.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

     The following proposals were submitted to a vote of, and adopted by, stockholders at the 2000 Annual Meeting of Stockholders on August 11, 2000:

     1. Stockholders approved the proposal to elect six (6) directors for one-year terms. The vote tabulation for individual directors is as follows:

         Director                    Votes For       Votes Withheld
---------------------------          ----------      --------------
Robert K. Burgess..........          43,413,616          166,064
John (Ian) Giffen..........          42,946,020          633,660
Mark D. Kvamme.............          43,403,805          175,875
Donald L. Lucas............          43,409,454          170,226
Alan Ramadan                         43,413,400          166,280
William B. Welty...........          43,413,246          166,434

     2. Stockholders adopted the proposal to amend Macromedia's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 80,000,000 shares to 200,000,000 shares by a vote of 38,854,573 for and 4,670,498 against with 54,609 abstentions and no broker non-votes.

     3. Stockholders adopted the proposal to amend Macromedia's 1992 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance from 15,400,000 shares to 17,600,000 shares by a vote of 27,278,872 for and 16,219,517 against with 81,291 abstentions and no broker non-votes.

     4. Stockholders adopted the proposal to amend Macromedia's 1993 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance from 800,000 shares to 1,150,000 shares by a vote of 42,099,629 for and 1,400,503 against with 79,548 abstentions and no broker non-votes.

     5. Stockholders adopted the proposal to ratify the selection of KPMG LLP as Macromedia's independent auditors to perform the audit of Macromedia's financial statements for fiscal 2001 by a vote of 43,521,967 shares for and 13,181 shares against with 44,532 abstentions and no broker non-votes.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

The following exhibits are filed herewith:


 EXHIBIT NUMBER                                             EXHIBIT TITLE

     2.01 Amended and Restated Agreement and Plan of Reorganization by and among Registrant, ESI Software, Inc. and Dynamo Acquisition Corp. dated July 8, 1999 as amended August 30, 1999. (a)
     2.02 Amended and Restated Agreement and Plan of Reorganization by and among Registrant, Andromedia, Inc. and Peak Acquisition Corp. dated October 6, 1999 as amended November 23, 1999. (b)
     3.01 Registrant's Amended and Restated Certificate of Incorporation. (c)
     3.02 Certificate  of  Amendment  of   Registrant's   Amended  and  Restated
          Certificate of Incorporation. (d)
     3.03 Certificate  of  Amendment  of   Registrant's   Amended  and  Restated
          Certificate of Incorporation. (*)
     3.04 Registrant's Bylaws. (e)
     3.05  Amendment to Registrant's Bylaws effective October 15, 1993. (e)
     10.01 1992 Equity Incentive Plan and related documents, as amended to date.
           (p)
     10.02 1993 Directors Stock Option Plan and related documents, as amended to date. (f)
     10.03 Non-Plan Form Agreements. (j)
     10.04 Registrant's Form of Non-Plan Stock Option Grant. (l)
     10.05 ESI Software, Inc. 1996 Equity Incentive Plan. (l)
     10.06 Registrant's 1999 Stock Option Plan. (p)
     10.07 Andromedia, Inc. 1996 Stock Option Plan. (m)

     10.08 Andromedia, Inc. 1997 Stock Option Plan. (m)
     10.09 Andromedia, Inc. 1999 Stock Option Plan. (m)
     10.10 Middlesoft, Inc. 1999 Stock Option Plan. (p)
     10.11 Form of Indemnification Agreement entered into by Registrant with its directors and executive officers. (e)
     10.12Twelfth  Amendment to Lease  Agreement by and between  Registrant  and
          Toda Development, Inc. dated November 26, 1996 and Thirteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997 and Fourteenth Amendment to Lease Agreement by and between Regi9strant and Toda Development, Inc. dated February 25, 1997. (g)
     10.13 Employment Agreement between the Registrant and Robert K. Burgess dated August 25, 1996. (h)
     10.14 Loan Agreement between Registrant and Brian and Sharon Allum, dated July 15, 1997. (i)
     10.15 Loan Agreement between Registrant and Steven A. and Nancy M. Elop, dated April 24, 1998. (k)
     10.16 Lease Agreement by and between Registrant and Zoro LLC, dated April 15, 1999. (n)
     10.17 First Amendment to Lease agreement by and between Registrant and Zoro LLC, dated July 1, 1999. (n)
     10.18 Lease Agreement by and between Registrant and Oelsner Commercial Properties, dated February 28, 2000. (n)
     10.19 Employment Agreement between the Registrant and Brian Allum dated July 22, 1997. (n)
     10.20 Built-to-suit lease, dated April 20, 2000 between the Registrant, Kaufman Family Partnership, Ronald H.Kaufman and Barbara Kaufman. (o)
     27.01 Financial Data Schedule. (*)

     (a) Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on October 26, 1999.
     (b) Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed February 14, 2000.
     (c) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 33-89092).
     (d) Incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form 8-A filed on October 5, 1995.
     (e) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-70624).
     (f) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on September 24, 1998 (Registration Statement No. 333-64141).
     (g) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
     (h) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
     (i) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.
     (j) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on October 31, 1997 (Registration Statement No. 333-39285).
     (k) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
     (l) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on October 18, 1999 (Registration Statement No. 333-89247).
     (m) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on December 07, 1999 (Registration Statement No. 333-92233).
     (n) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
     (o) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

     (p) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on August 17, 2000 (Registration Statement No. 333-44016).
     (*)  Filed herewith.

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MACROMEDIA, INC.





Date: November 13, 2000              By: /s/ Elizabeth A. Nelson
                                         -----------------------------
                                             Elizabeth A. Nelson
                                         Executive Vice President and
                                         Chief Financial Officer, and Secretary
                                        (Principal Accounting Officer and
                                          Duly Authorized Officer)