Form 10-Q
period 2000-12-31
MACROMEDIA INC
filed 2001-02-02
CIK 913949

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: $0.001 par value Common Stock; 53,338,609 number of shares outstanding on January 22, 2001.



================================================================================

                        MACROMEDIA, INC. AND SUBSIDIARIES

                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


                                      INDEX

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS
              Condensed Consolidated Balance Sheets
                December 31, 2000 and March 31, 2000.......................................    3

              Condensed Consolidated Statements of Operations
                Three and Nine Months Ended December 31, 2000 and 1999.....................    4

              Condensed Consolidated Statements of Cash Flows
                Nine Months Ended December 31, 2000 and 1999...............................    5

              Notes to Condensed Consolidated Financial Statements.........................    6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.....................................   12

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................   19

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.........................................................   19

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.................................   19

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES...........................................   20

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................   20

         ITEM 5. OTHER INFORMATION.........................................................   20

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................   20

         SIGNATURES........................................................................   22

                        MACROMEDIA, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                      December 31,     March 31,
                          ASSETS                                         2000            2000
                                                                      ----------       ---------
Current assets:
  Cash and cash equivalents .....................................      $ 119,948       $ 115,084
  Short-term investments ........................................         87,992          71,952
                                                                       ---------       ---------
    Total cash, cash equivalents and investments ................        207,940         187,036
  Accounts receivable, net ......................................         50,108          41,883
  Deferred tax assets, short-term ...............................          9,937           7,812
  Other current assets ..........................................         21,761          14,293
                                                                       ---------       ---------
     Total current assets .......................................        289,746         251,024
Land and building, net ..........................................         18,322          18,982
Other fixed assets, net .........................................         73,725          41,871
Related party loans .............................................         14,904           9,944
Restricted cash .................................................          9,111              --
Other long-term assets ..........................................         29,472          17,538
                                                                       ---------       ---------
     Total assets ...............................................      $ 435,280       $ 339,359
                                                                       =========       =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................      $   3,118       $   4,988
  Accrued liabilities ...........................................         41,793          34,735
  Accrued compensation, fringe benefits and payroll taxes .......         19,070          19,107
  Unearned revenue ..............................................         10,037          10,044
                                                                       ---------       ---------
     Total current liabilities ..................................         74,018          68,874
Other liabilities ...............................................            943             321
                                                                       ---------       ---------
     Total liabilities ..........................................         74,961          69,195
                                                                       ---------       ---------

Minority interest ...............................................         11,409          15,888
                                                                       ---------       ---------
Stockholders' equity:

  Common stock, par value $0.001 per share; 200,000 shares
    authorized; 63,884 and 50,674 shares issued as of
    December 31, and March 31, 2000, respectively ...............             62              51
  Treasury stock at cost; 1,818 shares as of
   December 31, and March 31, 2000 ..............................        (33,649)        (33,649)
  Additional paid-in capital ....................................        407,165         335,497
  Notes receivable from stockholders ............................         (7,967)             --
  Deferred compensation .........................................        (27,833)        (23,465)
  Accumulated other comprehensive income ........................            535             393
  Retained earnings (deficit) ...................................         10,597         (24,551)
                                                                       ---------       ---------
     Total stockholders' equity .................................        348,910         254,276
                                                                       ---------       ---------
     Total liabilities and stockholders' equity .................      $ 435,280       $ 339,359
                                                                       =========       =========

     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                             Three Months Ended           Nine Months Ended
                                                                                 December 31,                December 31,
                                                                           -----------------------     -----------------------
                                                                             2000          1999          2000          1999
                                                                           ---------     ---------     ---------     ---------
Revenues ..............................................................    $ 103,338     $  64,332     $ 300,523     $ 174,877
Cost of revenues ......................................................        9,737         6,853        32,237        18,536
                                                                           ---------     ---------     ---------     ---------
  Gross profit ........................................................       93,601        57,479       268,286       156,341
                                                                           ---------     ---------     ---------     ---------
Operating expenses:
  Sales and marketing .................................................       39,654        26,929       117,739        75,801
  Research and development ............................................       29,940        15,653        84,223        43,980
  General and administrative ..........................................       10,774         5,558        29,430        16,649
  Acquisition-related expenses ........................................           --         6,256         4,774        11,516
  Non-cash compensation ...............................................        1,767           305         5,900           955
  Amortization of intangibles .........................................          634           249         1,558           758
                                                                           ---------     ---------     ---------     ---------
    Total operating expenses ..........................................       82,769        54,950       243,624       149,659
                                                                           ---------     ---------     ---------     ---------
    Operating income ..................................................       10,832         2,529        24,662         6,682

Other income (expense):
  Interest and investment income, net .................................        3,659         1,837        10,411         4,225
  Loss on investment ..................................................       (5,000)           --        (5,000)           --
  Other ...............................................................          268           (44)        1,080           (41)
                                                                           ---------     ---------     ---------     ---------
    Total other income (expense) ......................................       (1,073)        1,793         6,491         4,184
Minority interest .....................................................        6,727            --        15,336            --
                                                                           ---------     ---------     ---------     ---------
    Income before income taxes ........................................       16,486         4,322        46,489        10,866
Provision for income taxes ............................................        3,657         3,050        11,341         7,642
                                                                           ---------     ---------     ---------     ---------
    Net income ........................................................       12,829         1,272        35,148         3,224
     Accretion on mandatorily redeemable
      convertible preferred stock .....................................           --        (1,357)           --        (2,538)
                                                                           ---------     ---------     ---------     ---------
     Net income (loss) applicable to common
     stockholders .....................................................    $  12,829     $     (85)    $  35,148     $     686
                                                                           =========     =========     =========     =========

  Net income applicable to common stockholders per share:
    Basic .............................................................    $    0.25      $     --     $    0.70     $    0.02
    Diluted ...........................................................    $    0.23      $     --     $    0.62     $    0.01

   Weighted average common shares outstanding used in calculating net income applicable to common stockholders per share:
    Basic .............................................................       51,161        45,346        50,369        43,367
    Diluted ...........................................................       56,452        45,346        56,625        51,565


     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Nine Months Ended
                                                                           December 31,
                                                                       -----------------------
                                                                          2000         1999
                                                                       ---------     ---------
Cash flows from operating activities:
  Net income ......................................................    $  35,148     $   3,224
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization .................................       22,442        12,348
    Write off of acquired in-process research and development .....        3,100            --
    Deferred income taxes .........................................       (1,426)          165
    Tax benefit from employee stock plans .........................        9,038         2,759
    Minority interest .............................................      (15,336)           --
    Loss on impairment of investments .............................        5,000            --
    Loss on disposal of fixed assets ..............................          161           191
    Change in operating assets and liabilities:
       Accounts receivable, net ...................................       (8,204)      (15,713)
       Other current assets .......................................       (7,437)        2,328
       Accounts payable ...........................................       (1,870)       (3,192)
       Accrued liabilities, accrued compensation, fringe
         benefits and payroll taxes ...............................        6,925         7,391
       Unearned revenue ...........................................           (7)        2,502
                                                                       ---------     ---------
        Net cash provided by operating activities .................       47,534        12,003

Cash flows from investing activities:
  Capital expenditures ............................................      (46,127)      (23,118)
  Proceeds from sale of fixed assets ..............................           --           625
  Purchase of short-term investments ..............................      (99,070)      (93,714)
  Maturities and sales of short-term investments ..................       83,172        96,459
  Cash paid for acquisitions ......................................       (8,607)           --
  Related party loans .............................................       (4,960)       (1,959)
  Purchase of investments .........................................       (9,680)      (10,000)
  Purchase of other assets ........................................       (3,320)           --
  Additions to other long-term liabilities ........................          622         4,794
  Deposit of restricted cash ......................................       (9,111)           --
                                                                       ---------     ---------
        Net cash used in investing activities .....................      (97,081)      (26,913)

Cash flows from financing activities:
  Proceeds from issuance of mandatorily redeemable convertible
    preferred stock ...............................................           --        15,734
  Proceeds from sale of subsidiary preferred stock ................        9,384            --
  Proceeds from issuance of common stock, net .....................       45,027        23,667
  Proceeds from borrowings ........................................           --           999
  Payments on capital lease .......................................           --          (354)
  Acquisition of treasury stock ...................................           --        (8,204)
                                                                       ---------     ---------
        Net cash provided by financing activities .................       54,411        31,842
Increase in cash and cash equivalents .............................        4,864        16,932
Adjustment to conform acquired company's year end .................           --        (3,826)
                                                                       ---------     ---------
Total .............................................................        4,864        13,106
Cash and cash equivalents, beginning of period ....................      115,084        29,459
                                                                       ---------     ---------
Cash and cash equivalents, end of period ..........................    $ 119,948     $  42,565
                                                                       =========     =========

Noncash investing and financing activities:
  Issuance of notes receivable upon exercise of
  shockwave.com options............................................    $   7,967     $      --

     See accompanying notes to condensed consolidated financial statements.

                        MACROMEDIA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      NATURE OF OPERATIONS

        Macromedia's Software business develops Web-authoring software, software players and application server technologies that create Web site layout, graphics and rich media content for Internet users. Additionally, the Company's consumer business, shockwave.com, Inc. (shockwave.com), designs, develops and markets aggregated content to provide and expand online entertainment on the Web. Macromedia sells its products through a network of distributors, value-added resellers (VAR's), its own sales force and Web site, and to original equipment manufacturers (OEM's) in North America, Europe, Asia Pacific and Latin America. In addition, Macromedia derives revenues from advertising on its Web sites, and from software maintenance and technology licensing agreements. shockwave.com derives the majority of its revenues from advertising and sponsorship on its Web site. Macromedia, Inc. and its subsidiaries are hereinafter collectively referred to as the "Company" or Macromedia.

2.      SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        The condensed consolidated financial statements at December 31, 2000 and March 31, 2000 and for the three and nine months ended December 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of Macromedia's financial position and operating results for the interim periods.

        In fiscal 2000, Macromedia consummated mergers with Andromedia, Inc. and ESI Software, Inc., which have been accounted for using the pooling of interests method. Accordingly, the consolidated financial statements for the prior periods presented and the accompanying notes have been restated.

        These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Macromedia's annual report on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results for the fiscal year ending March 31, 2001 or any other future periods.

3.      ACQUISITIONS

        On July 10, 2000, the Company acquired Middlesoft, Inc. a software development company, for approximately $9.0 million. The acquisition was accounted for under the purchase method. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their fair values as of the date of the acquisition. The excess of the consideration paid over the net assets acquired totaled $8.4 million, of which $3.1 million was expensed in the second quarter of fiscal year 2001 as acquired in-process research and development and $5.3 million has been recorded as goodwill and other intangible assets, which is being amortized on a straight-line basis over three years. The amounts allocated to in-process research and development expense were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or financial condition.

                        MACROMEDIA, INC. AND SUBSIDIARIES

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

        In December 2000, the Company recognized a loss of approximately $5.0 million on its preferred stock investment in Stan Lee Media. The loss represented a write-off of the Company's carrying amount of its investment in Stan Lee Media and was due to the investee's significant decline in common stock value, its inability to obtain additional private financing and suspension of its web operations. As of December 31, 2000, carrying amounts of the Company's remaining investments approximate fair values.

5.      EARNINGS PER SHARE

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

        The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income per share (in thousands, except per share data):

                                                  Three Months Ended        Nine Months Ended
                                                     December 31,              December 31,
                                                 --------------------     --------------------
                                                   2000        1999         2000        1999
                                                 --------    --------     --------    --------
BASIC NET INCOME (LOSS) PER SHARE
COMPUTATION
Numerator:
  Net income ................................    $ 12,829    $  1,272     $ 35,148    $  3,224
  Accretion of mandatorily
   redeemable convertible preferred
   stock ....................................          --      (1,357)          --      (2,538)
                                                 --------    --------     --------    --------
    Net income (loss) applicable to
    common stockholders .....................    $ 12,829    $    (85)    $ 35,148    $    686
                                                 ========    ========     ========    ========

Denominator:
  Weighted average number of common
  shares outstanding ........................      51,161      45,346       50,369      43,367

      Basic net income (loss)
      applicable to common stockholders
      per share .............................    $   0.25    $     --     $   0.70    $   0.02
                                                 ========    ========     ========    ========


                                                  Three Months Ended        Nine Months Ended
                                                     December 31,              December 31,
                                                 --------------------     --------------------
                                                   2000        1999         2000        1999
                                                 --------    --------     --------    --------
DILUTED NET INCOME (LOSS) PER SHARE
COMPUTATION

Numerator:
  Net income ................................    $ 12,829    $  1,272     $ 35,148    $  3,224
   Accretion of mandatorily redeemable
     convertible preferred stock ............          --      (1,357)          --      (2,538)
                                                 --------    --------     --------    --------
    Net income (loss) applicable to
      common stockholders ...................    $ 12,829    $    (85)    $ 35,148    $    686
                                                 ========    ========     ========    ========

                        MACROMEDIA, INC. AND SUBSIDIARIES

Denominator:
  Weighted average number of common
    shares outstanding, basic ...............      51,161      45,346       50,369      43,367

  Effect of dilutive securities .............       5,291          --        6,256       8,198
                                                 --------    --------     --------    --------
Weighted average number of common
shares outstanding, diluted .................      56,452      45,346       56,625      51,565
                                                 ========    ========     ========    ========

Diluted net income (loss) applicable to
common stockholders per share ...............    $   0.23         $--     $   0.62    $   0.01
                                                 ========    ========     ========    ========

        The table below presents potentially dilutive securities that are excluded from the diluted net income per share calculation because their effects would be antidilutive (in thousands):

                                            Three Months Ended    Nine Months Ended
                                               December 31,         December 31,
                                          ---------------------  ---------------------
                                             2000        1999       2000        1999
                                          ---------   ---------  ---------   ---------
         Preferred stock...............          --       1,838         --          --
         Stock options.................         365       8,103        119          50
         Stock warrants................          --          65         --          --
         Restricted stock..............          --          23         --          --
                                          ---------   ---------  ---------   ---------
              Total ...................         365      10,029        119          50
                                          =========   =========  =========   =========

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

                                            Three Months Ended     Nine Months Ended
                                               December 31,           December 31,
                                          ---------------------  ----------------------
                                             2000        1999       2000        1999
                                          ----------  ---------- ----------  ----------
         Net income....................   $   12,829  $    1,272 $   35,148  $    3,224
           Unrealized gain (loss) on
            securities.................         (117)         96        142         233
                                          ----------- ---------- ----------  ----------
           Comprehensive income........   $   12,712  $    1,368 $   35,290  $    3,457
                                          ==========  ========== ==========  ==========

7.      MINORITY INTEREST

        At December 31, 2000 the Company had an approximate ownership of 56.97% in shockwave.com. Minority interest represents the preferred and common stockholders' proportionate share of the equity of shockwave.com. The results of our majority ownership in shockwave.com are included in Macromedia's consolidated financial statements. The non-controlling interest of $11.4 million is reflected in minority interest in the Condensed Consolidated Balance Sheets and the loss attributable to the non-controlling interest in shockwave.com for the three and nine months ended December 31, 2000 was $6.7 million and $15.3 million, respectively.

8.      INCOME TAXES

        The Company provides for income taxes during interim reporting periods based upon an estimate of the annual effective tax rate. Such an estimate reflects an effective tax rate lower than the federal statutory rate primarily due to the utilization of research and experimentation tax credits, and foreign operating results, which are taxed at rates lower than the U.S. statutory rate. The effective rate used for the three and nine months ended December 31, 2000 on operations was 22% and 24%, respectively.

                        MACROMEDIA, INC. AND SUBSIDIARIES

9.      SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        Macromedia has two operating segments: Software and shockwave.com. The Software segment develops Web-authoring software, software players and application server technologies that create Web site layout, graphics and rich media content for Internet users. shockwave.com designs, develops and markets aggregated content to provide online entertainment on the Web. The Company evaluates operating segment performance based on net revenues and total operating expenses of the segment. The operating segments' accounting policies are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K for the year ended March 31, 2000. The Company had intersegment transactions of $905,000 and $2.2 million for the three and nine months ended December 31, 2000, respectively, which represent royalty revenues paid by shockwave.com. These revenues are eliminated in the Company's consolidation process. The Company did not have any material intersegment transactions for the three or nine months ended December 31, 1999. At December 31, 1999 the Company did not allocate assets to shockwave.com and currently considers it impracticable to do so. Information about reported segment income or loss for the three and nine months ended December 31, 2000 and 1999 is as follows (in thousands):

                                                    shockwave-
Three Months Ended December 31, 2000     Software      .com         TOTAL
------------------------------------     --------    --------     --------
Revenues ............................    $ 98,995    $  4,343     $103,338
Cost of revenues ....................       9,102         635        9,737
                                         --------    --------     --------
 Gross profit .......................      89,893       3,708       93,601
                                         --------    --------     --------
Direct operating expenses ...........      68,715      11,653       80,368
Acquisition related expenses and
  certain non-cash charges ..........         710       1,691        2,401
                                         --------    --------     --------
  Total operating income (loss) .....    $ 20,468    $ (9,636)    $ 10,832
                                         ========    ========     ========

Total assets ........................    $402,038    $ 33,242     $435,280
                                         ========    ========     ========

                                                    shockwave-
Three Months Ended December 31, 1999     Software      .com         TOTAL
------------------------------------     --------    --------     --------
Revenues ............................    $ 61,626    $  2,706     $ 64,332
Cost of revenues ....................       6,678         175        6,853
                                         --------    --------     --------
 Gross profit .......................      54,948       2,531       57,479
                                         --------    --------     --------
Direct operating expenses ...........      41,259       6,881       48,140
Acquisition-related expenses and
  certain non-cash charges ..........       6,810          --        6,810
                                         --------    --------     --------
  Total operating income (loss) .....    $  6,879    $ (4,350)    $  2,529
                                         ========    ========     ========

                                                    shockwave-
Nine Months Ended December 31, 2000     Software      .com         TOTAL
-----------------------------------     --------    --------     --------
Revenues ............................    $287,357    $ 13,166     $300,523
Cost of revenues ....................      30,519       1,718       32,237
                                         --------    --------     --------
 Gross profit .......................     256,838      11,448      268,286
                                         --------    --------     --------
Direct operating expenses ...........     195,251      36,141      231,392
Acquisition-related expenses and
  certain non-cash charges ..........       6,652       5,580       12,232
                                         --------    --------     --------
  Total operating income (loss) .....    $ 54,935    $(30,273)    $ 24,662
                                         ========    ========     ========

                                                    shockwave-
Nine Months Ended December 31, 1999     Software      .com         TOTAL
-----------------------------------     --------    --------     --------
Revenues ............................    $169,538    $  5,339     $174,877
Cost of revenues ....................      17,732         804       18,536
                                         --------    --------     --------
 Gross profit .......................     151,806       4,535      156,341
                                         --------    --------     --------
Direct operating expenses ...........     120,732      15,698      136,430
Acquisition related expenses and
  certain non-cash charges ..........      13,229          --       13,229
                                         --------    --------     --------
  Total operating income (loss)  ....    $ 17,845    $(11,163)    $  6,682
                                         ========    ========     ========

                        MACROMEDIA, INC. AND SUBSIDIARIES

        A reconciliation of the totals reported for the combined operating segments to the applicable line items in the consolidated financial statements for the three and nine months ended December 31, 2000 and 1999 is as follows (in thousands):

                                               Three Months Ended          Nine Months Ended
                                                   December 31,               December 31,
                                             ----------------------     ----------------------
                                                2000        1999           2000        1999
                                             ----------- ----------     ----------  ----------
         Total operating income from
         operating segments...............   $   10,832  $    2,529     $   24,662  $    6,682

         Loss on investment...............       (5,000)         --         (5,000)         --
         Other income.....................        3,927       1,793         11,491       4,184
         Minority interest................        6,727          --         15,336          --
                                             ----------  ----------     ----------  ----------
         Income before taxes..............   $   16,486  $    4,322     $   46,489  $   10,866
                                             ==========  ==========     ==========  ==========

10.     COMMITMENTS AND CONTINGENCIES

Restricted Cash

        We have non-current cash of approximately $9.1 million that is restricted as to its use. The restrictions on these funds concern security deposits on a lease of real property located in San Francisco that is currently under construction. These funds cannot be withdrawn without the written consent of the landlord or until such time that the amount of security deposit is reduced pursuant to the terms of the contract. The Company is committed to a significant portion of the construction costs surrounding this project.

Legal

        On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and have been consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions, which were argued on December 9, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Court sustained the demurrers as to claims against Susan Bird and overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs' motion for certification of a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Trial has been set for November 2001.

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

                        MACROMEDIA, INC. AND SUBSIDIARIES

11. SUBSEQUENT EVENTS

        On January 14, 2001, the Company's consolidated subsidiary, shockwave.com, consummated its merger with AtomFilms, a privately held company, in a stock-for-stock transaction that was accounted for as a purchase business combination. Under the terms of the transaction, AtomFilms' shareholders received shares equal to 30% of shockwave.com's fully diluted equity at the closing. As a result of the transaction, the Company's ownership percentage in shockwave.com was approximately 34%. Immediately subsequent to the transaction, the Company no longer consolidated shockwave.com in its consolidated financial statements, but began accounting for its investment in shockwave.com and its proportionate ownership share of shockwave.com's results of operations using the equity method of accounting.

        On December 15, 2000, the Company invested approximately $5 million in AtomFilms in the form of a convertible promissory note, which has been included in other assets in the accompanying condensed balance sheet. Subsequent to December 31, 2000, the Company invested an additional $10 million in the form of convertible promissory notes. The notes convert into equity upon the completion of shockwave.com's next round of financing. In addition, the Company has agreed with certain shockwave.com Series B shareholders that it will convert certain of its shockwave.com Series A preferred shares into common stock and transfer those shares to Series B shareholders, provided such Series B shareholders invest a specified amount in the next round of financing of shockwave.com, such that these Series B shareholders will have a percentage ownership in shockwave.com approximately equal to their percentage holdings in shockwave.com prior to the merger. AtomFilms markets and distributes high-quality short-form entertainment, with significant presence on major Internet sites, broadband servers, television, airlines, home-entertainment companies and handheld and wireless devices.

        On January 16, 2001, the Company announced a definitive merger agreement to acquire all of the outstanding common stock, options and warrants of Allaire Corporation. If the Company's share price is greater than or equal to $15.00 per share two days prior to the Allaire shareholder special meeting, each Allaire Shareholder will receive 0.2 shares of the Company's Common Stock and $3.00 in cash for each Allaire share. If the Company's share price is less than $15.00 per share on that date, each Allaire shareholder will receive cash equal to $3.00 plus 0.2 of that closing price. As of January 12, 2001, Allaire had 27,604,931 shares of common stock outstanding and 11,664,087 shares of common stock subject to issuance under outstanding stock options. The transaction is to be accounted for as a purchase business combination and is subject to certain closing conditions, including regulatory approvals and the approval of the Allaire Corporation shareholders. Allaire Corporation is a leading provider of software for companies building their business on the Web. Allaire Corporation software includes Web application server, content management, profiling and personalization, and Java and wireless application development software.

                        MACROMEDIA, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control. Therefore, actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those risks and uncertainties identified under "Risk Factors that May Affect Future Results of Operations" and the other risks detailed from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

OVERVIEW

   Macromedia has two operating segments: Software and shockwave.com. The Software segment develops web-authoring software, software players and application server technologies that create Web site layout, graphics and rich media content for Internet users. shockwave.com designs, develops and markets aggregated content to provide online entertainment on the Web. We evaluate operating segment performance based on net revenues and total operating expenses of the segment. The operating segments' accounting policies are the same as those described in the summary of accounting policies in the annual report on Form 10-K for the year ended March 31, 2000. For the three months ended December 31, 2000, the Software business' operating income before certain non-cash charges approximates $21.2 million, or 21% of revenues, whereas shockwave.com's operating losses before loss on investments and certain non-cash charges approximates $7.9 million or 183% of revenues. On January 14, 2001, the Company's consolidated subsidiary, shockwave.com, consummated its merger with AtomFilms. As a result of the transaction, the Company's ownership percentage in shockwave.com was approximately 34%. Immediately subsequent to the transaction, the Company will no longer consolidate shockwave.com in its consolidated financial statements or report shockwave.com as a separate operating segment.

   The following table sets forth certain financial data as a percentage of revenues for the three months ended December 31, 2000 and 1999:

                                           Consolidated          Software            shockwave.com
                                          ---------------      --------------       ----------------
                                          2000       1999      2000       1999       2000       1999
                                          ----       ----      ----       ----       ----       ----
Revenues ...........................       100%       100%      100%       100%       100%       100%
Cost of revenues ...................         9         11         9         11         15          6
                                          ----       ----      ----       ----       ----       ----
         Gross profit ..............        91         89        91         89         85         94

Operating expenses:
     Sales and marketing ...........        38         42        37         38         74        125
     Research and development ......        29         24        24         20        148        118
     General and administrative ....        10          8         9          9         47         12
     Acquisition-related expenses ..        --         10        --         10         --         --
     Non-cash compensation .........         2          1        --         --         38         --
     Amortization of intangibles ...         1         --         1          1          1         --
                                          ----       ----      ----       ----       ----       ----
         Total operating expenses ..        80         85        70         78        307        254


Operating income (loss) ............        11          4        21         11       (222)      (161)

Other income, net ..................         4          3         4          3          2         --
Loss on investment .................        (5)        --        --         --       (115)        --
Minority interest ..................         6         --         7         --         --         --
                                          ----       ----      ----       ----       ----       ----
Income before income taxes .........        16          7        31         14       (335)      (161)

Provision (benefit) for income taxes         4          5         4          7         --        (42)

          Net income (loss) ........        12          2        27          7       (335)      (119)
                                          ====       ====      ====       ====       ====       ====

   REVENUES. We sell our products through a network of distributors, value-added resellers (VAR's), our own sales force and Web site, and to original equipment manufacturers (OEM's) in North America, Europe, Asia Pacific and Latin America. In addition, we derive revenues from advertising and sponsorships on our Web sites, and from software maintenance and technology licensing agreements.

   Consolidated revenues have increased by $39.0 million or 61% to $103.3 million for the three months ended December 31, 2000 from $64.3 million for the three months ended December 31, 1999. Revenues generated by the Software segment have grown by $37.4 million, to $99.0 million for the current quarter from $61.6 million in the third quarter of fiscal year 2000. The majority of the increase is attributable to an increase in sales of the Macromedia Flash, Macromedia Dreamweaver, Macromedia Dreamweaver UltraDev and Macromedia Fireworks products. Revenue for shockwave.com increased by $1.6 million to $4.3 million in the third quarter of fiscal year 2001 from $2.7 million in the same period a year ago. The increase in shockwave.com revenues is due to an increase in advertising and sponsorship revenue resulting from a higher volume of advertising traffic and new revenue streams, mainly sponsorship revenues. For the nine months ended December 31, 2000 compared to December 31, 1999, consolidated revenues increased by $125.6 million or 72%, to $300.5 million from $174.9 million primarily due to increased sales from the Macromedia Flash, Macromedia Dreamweaver, Macromedia Dreamweaver UltraDev and Macromedia Fireworks products.

   North American revenues have increased by $17.7 million to $56.9 million in the third quarter of fiscal year 2001 from $39.2 million in the third quarter of fiscal year 2000. International revenues increased by $21.3 million to $46.4 million when comparing the same time periods. The increase in international revenue is primarily due to growth in our Asia Pacific and Latin America regions and to product life-cycle timing. (See Risk Factors That May Affect Future Results of Operations -- Risks of International Operations for additional information.) The following table summarizes revenue by geography (in millions, except percentages):

                             Three Months Ended December 31,       Nine Months Ended December 31,
                           ----------------------------------    ----------------------------------
                            2000         1999        % CHANGE    2000          1999        % CHANGE
                            ----         ----        --------    ----          ----        --------
North America ........     $ 56.9       $ 39.2          45%      $173.7       $106.1          64%
  % of total revenues          55%          61%                      58%          61%

International ........     $ 46.4         25.1          85%       126.8         68.8          84%
  % of total revenues           45%         39%                      42%          39%
                           ------       ------                   ------       ------

     Total revenues...     $103.3       $ 64.3          61%      $300.5       $174.9          72%
                           ======       ======                   ======       ======

   GROSS PROFIT. Gross profit on a consolidated basis increased by $36.1 million to $93.6 million during the three months ended December 31, 2000, from $57.5 million in the same period in fiscal year 2000, primarily due to increased revenues from our Software segment. Gross profit as a percentage of revenue for the Software segment for the three months ended December 31, 2000 increased to 91% compared to a gross margin of 89% for the three months ended December 31, 1999. The increase is primarily due to declining consulting expenses associated with a re-classification of personnel from providing consulting services to focusing on sales and marketing efforts. Gross profit as a percentage of revenues for shockwave.com was 85% for the three months ended December 31, 2000 compared to 94% for the same three months in fiscal year 2000. The decrease in the shockwave.com gross profit is primarily due to increased revenue sharing with content developers as well as inventory and order fulfillment charges associated with the opening of an on-line store. When comparing the nine months ended December 31, 2000 to December 31, 1999, gross profit on a consolidated basis increased $111.9 million or 72% to $268.3 million, consistent with revenue growth.

   SALES AND MARKETING. Sales and marketing expenses on a consolidated basis have increased by $12.7 million to $39.7 million for the three months ended December 31, 2000. The Software segment's sales and marketing expenses increased by $12.9 million to $36.4 million whereas shockwave.com's sales and marketing expenses slightly declined year over year. The increase from the third quarter of fiscal year 2000 for the Software segment is primarily due to expenses related to headcount growth, increased advertising and promotional costs, information technology infrastructure costs, facilities charges due to the need for increased physical space to accommodate the headcount growth, business taxes based on increased headcount and is partially offset by a decrease in compensation expense due to a reduction in paid absence obligations for our holiday shutdown period.

Sales and marketing expenses for shockwave.com slightly declined in both absolute dollars and as a percentage of revenues when comparing the three months ended December 31, 2000 to the three months ended December 31, 1999. The decrease in absolute dollars is due to less advertising and promotional costs year over year. For the nine months ended December 31, 2000, consolidated sales and marketing expenses increased $41.9 million to $117.7 million primarily due to costs associated with headcount growth and increased facilities and information technology infrastructure costs.

   RESEARCH AND DEVELOPMENT. Research and development expenses on a consolidated basis have increased by $14.2 million from $15.7 million in the third quarter of fiscal year 2000 to $29.9 million in the third quarter of fiscal year 2001. Research and development expenses for the Software segment have increased by $11.1 million during this time period to $23.5 million. The increase is attributable to headcount growth, increased information technology infrastructure costs, and increases in facilities charges to accommodate the headcount growth and is partially offset by a decrease in compensation expense due to a reduction in paid absence obligations for our holiday shutdown period. shockwave.com's research and development expenses have increased by $3.2 million to $6.4 million for the three months ended December 31, 2000. Research and development expenses for the shockwave.com segment have increased due to headcount growth and the resulting increases in compensation, and increased costs for the development of entertainment content. For the same reasons, research and development expenses have increased by $40.2 million to $84.2 million when comparing the consolidated results for the nine months ended December 31, 2000 to those for the nine months ended December 31, 1999.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses on a consolidated basis have increased by $5.2 million to $10.8 million for the three months ended December 31, 2000, from $5.6 million for the third quarter of fiscal 2000. General and administrative expenses for the Software segment have increased $3.5 million to $8.7 million when comparing the quarter ended December 31, 2000 to the quarter ended December 31, 1999. The increase is due primarily to headcount growth, information technology, increased charges for facilities, increased legal charges and is partially offset by a decrease in compensation expense due to a reduction in paid absence obligations for our holiday shutdown period. shockwave.com incurred $2.0 million in general and administrative expenses in the third quarter of fiscal year 2001 resulting from increased legal and accounting costs and other general administrative functions that the segment did not perform in fiscal year 2000. Comparing consolidated results for the nine months ended December 31, 2000 to the same time frame for fiscal year 2000, general and administrative expenses increased by $12.8 million to $29.4 million and remained consistent as a percentage of revenue year over year.

   ACQUISITION-RELATED EXPENSES. During the quarter ended December 31, 2000, we incurred no acquisition related expenses. In the same period a year ago, we recorded $6.3 million in acquisition related expenses primarily due to expenses incurred in the acquisition of Andromedia, Inc. and the acquisition of certain technology rights from Time4, Inc. During the nine months ended December 31, 2000, we recorded acquisition expenses of $4.8 million, primarily comprised of expensed in-process research and development from the acquisition of Middlesoft, Inc. For the nine months ended December 31, 1999, we incurred expenses related to our Andromedia, Inc. and ESI Software, Inc. acquisitions, as well as expenses related to the acquisition of certain technology rights.

   NON-CASH COMPENSATION. We recorded non-cash compensation charges of $1.8 million for the three months ended December 31, 2000, a $1.5 million increase from the same period in the prior year. The increase is primarily due to the continued amortization of the deferred compensation associated with granted shockwave.com options. shockwave.com issued options to employees that had, for accounting purposes, an exercise price less than the fair value of the underlying common stock at the date of grant. Additionally, shockwave.com issued warrants in connection with certain content development agreements entered into with non-employees.

   AMORTIZATION OF INTANGIBLES. Amortization of intangible assets increased by $385,000 and by $800,000 when comparing the three and nine months ended December 31, 2000 to the same periods in 1999. Amortization of intangible assets consists primarily of goodwill and other intangibles resulting from purchase business combinations, as well as trademarks.

   INTEREST AND INVESTMENT INCOME. Interest and investment income on a consolidated basis has increased $1.8 million to $3.7 million when comparing the third quarter of fiscal year 2001 to the same period in fiscal year 2000. Income has increased primarily due to higher returns realized as well as larger invested balances in fiscal year 2001.

   LOSS ON INVESTMENT. During the third quarter ending December 31, 2000, shockwave.com recognized a loss of approximately $5.0 million on its investment in Stan Lee Media, a publicly traded company. The realized loss represented a write-off of the Company's carrying amount of its preferred stock investment in Stan Lee Media and was due to the investee's significant decline in common stock value, its inability to obtain additional private financing and suspension of its web operations. As of December 31, 2000, carrying amount of the Company's remaining investments approximate fair values.

   PROVISION FOR INCOME TAXES. The provision for income taxes for the third quarter of fiscal year 2001 increased $607,000 when compared to the third fiscal quarter of 2000. The effective tax rate on operations for the current quarter's provision is 22%. The decrease in the effective tax rate for the current quarter reflects the impact of the utilization of research and experimentation tax credits and foreign operating results that were taxed at rates lower than the U.S. statutory rate for the third quarter of fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 2000, we had cash, cash equivalents and short-term investments of $207.9 million. For the nine months ended December 31, 2000, cash provided by operating activities of $47.5 million was primarily attributable to net income. This was partially offset by a minority interest in shockwave.com and a change in current assets and current liabilities. Cash used in investing activities of $97.1 million was used primarily for the net increase in our short-term investments, infrastructure growth, and for the acquisition of Middlesoft, Inc. Cash provided by financing activities of $54.4 million is primarily from the exercise of common stock options and issuance of shockwave.com preferred stock. Collectively, the above activity contributed to a net increase of $4.9 million from the March 31, 2000 cash and cash equivalents balances. Working capital increased by $33.5 million from the March 31, 2000 balance of $182.2 million, to $215.7 million at December 31, 2000. During the first nine months of fiscal year 2001, we made investments in property and equipment of $46.1 million. We anticipate future capital expenditures of approximately $20.0 million for the remainder of fiscal year 2001.

   We have non-current cash of approximately $9.1 million that is restricted as to its use. The restrictions on these funds concern security deposits on a lease of real property. These funds cannot be withdrawn without the written consent of the landlord or until such time that the amount of security deposit is reduced pursuant to the terms of the lease.

   We believe that existing cash, cash equivalents and investments, together with cash generated from operations, will be sufficient to meet our operating requirements through at least December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

   SFAS 133. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires Macromedia to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in the fair value of these instruments would be accounted for depending on the use of the derivative and whether it is designated and qualifies as an effective hedge under hedge accounting rules. In June 1999 the FASB issued SFAS 137, which defers the implementation of SFAS 133 and is effective for all quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-denominated assets and liabilities, and intercompany derivatives. Macromedia has not completed a detailed assessment of the impact, if any, of SFAS 133 on the consolidated results of operations and financial position.

SAB 101. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2001. Macromedia does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

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

   INTENSE COMPETITION -- The markets for our products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions and enhanced services. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. With respect to our Software business, competitors include, among others, Adobe Systems, Inc., Corel Corporation, and Microsoft Inc. As we compete with larger competitors such as Adobe across a broader range of product lines and different platforms, we may face increasing competition from such companies. In addition, shockwave.com competes with a number of other Internet community, gaming and entertainment sites.

   DEPENDENCE ON THE GROWTH OF THE INTERNET AND THE VIABILITY OF WEB-BASED CUSTOMERS -- Our success and the demand for our products depend in large part on continued growth in the use of the Internet and the continued viability of our Web-based customers. Many of such Web-based companies who purchase licenses to our software products incur net losses from their operations and rely primarily on outside financing to fund their continued operations. The availability of such financing for non-profitable Web-based companies will be subject to factors beyond our control, including, but not limited to, the perceived viability of the business plan of such companies, the potential for such companies to realize profits in the foreseeable future, and the cost of capital. In the event that Web-based companies who purchase licenses to our software products are unable to secure the financing necessary to meet their operational and capital requirements, such customers may cease operations or materially reduce the purchases of our products. In addition, issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, remain outstanding and are likely to affect the development of the market for our products. Furthermore, our continued growth depends in part on the adoption of the Internet internationally as well as domestically. However, the rate of development and adoption of the Internet has been slower outside of the United States and the cost of bandwidth has been higher. Consequently, the continued growth of the market for our products is dependent on the continued viability of our Web-based customers and the improvements being made to the entire Internet infrastructure.

   RISK ASSOCIATED WITH ACQUISITIONS -- We have grown in part because of business combinations with other companies and we may make further acquisitions in the future. On January 16, 2001, we announced a definitive merger agreement with Allaire Corporation, which merger remains subject to stockholder and regulatory approvals. Because of the maturity and the size of Allaire Corporation's operations, the location of its headquarters, the material differences in the customer base and functionality of Allaire Corporation's and our products, in the event that the merger with Allaire Corporation is consummated, such merger would present a materially higher product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we have acquired recently. Furthermore, during the second quarter of fiscal year 2001, Macromedia acquired Middlesoft, Inc. In connection with the acquisition of Middlesoft, Inc., we acquired technology that we must transition from development stages to commercial products with sales and profit levels that are consistent with our overall financial goals. There can be no assurance that we will be able to effectuate such transition. In the fiscal year 2000, Macromedia also acquired Andromedia, Inc. and ESI Software, Inc. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services, technologies and corporate culture of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies and the acceptance of the acquired companies' products and services by our customers. In addition, future acquisitions, including the pending merger, would likely result in the incurrence of dilution, if stock is issued, or debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition, results of operations and liquidity. For all these reasons, any future acquisitions or failure to effectively integrate acquired companies could result in a material adverse effect on our results of operations.

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

   The success of our business is especially dependent upon the existence and future growth of the Internet as a business, entertainment and communications platform. Many critical issues concerning the commercial use of the Internet, such as security, remain unresolved and may affect the growth of Internet use, together with the software standards employed in such markets. A decline in the growth of the Internet or any inability by us to adapt to changes in the Internet or the technology used for operation of the Internet could have a material adverse effect on our results of operations.

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

   DEPENDENCE ON DISTRIBUTORS -- A substantial majority of our revenue is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, and our direct sales force and Website. Domestically, our products are sold primarily through distributors, VARs, and OEMs. In particular, one distributor accounted for 29% and 28% of revenues for the three months ending December 31, 2000 and 1999, respectively. In addition, we believe that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If our distributors seek to return increasing amounts of products, such returns could have a material adverse effect on our revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller could have a material adverse effect on our results of operations.

   RISKS OF INTERNATIONAL OPERATIONS -- For the three months ended December 31, 2000 we derived approximately 45% of our revenues from international sales. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on distributors for sales of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond our control. Additionally, we are uncertain whether the recent weaknesses experienced in the economies in Japan, Europe, Asia Pacific, and Latin America will continue in the foreseeable future due to possible currency devaluation and liquidity problems in these regions.

   We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of December 31, 2000, the notional principal of forward contracts outstanding amounted to $28.9 million. There can be no assurance that such contracts will adequately hedge our exposure to currency fluctuations.

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

   MANAGEMENT OF GROWTH -- We have experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on our managerial, financial and operational resources. Our workforce has grown more than 58% over the past year. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage, retain and motivate our workforce. All of these endeavors will require substantial management effort and resources. In the future, we anticipate that we will need to continue the expansion of our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanded operations, our business, financial condition and results of operations could be materially and adversely affected.

   VOLATILITY OF STOCK -- Our future earnings and stock price may be subject to significant volatility. Any shortfall in revenue or earnings from levels expected by securities analysts, general decline in economic conditions, or material reductions in spending by our customers, could have an immediate and significant adverse effect on the trading price of our common stock in any given period. Additionally, we may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts' earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general will often result in significant volatility of our common stock price.

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

   MACROMEDIA INVESTMENTS -- Through Macromedia Ventures, we invest a substantial amount of capital and time on finding, funding, and helping to develop certain privately held companies, many of which can be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. Therefore, we could lose our entire investment, or a substantial portion thereof, in one or more of these companies.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former or current officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company's financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and have been consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions, which were argued on December 9, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Court sustained the demurrers as to claims against Susan Bird and overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs' motion for certification of a class of all persons who purchased Macromedia common stock from April 18, 1996 through January 9, 1997. Trial has been set for November 2001.

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

        None.

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

      2.03 Agreement and Plan of Reorganization dated December 14, 2000, by and among shockwave.com, Inc., a Delaware Corporation and Atom
                Corporation, a Washington Corporation. (r)

      3.01      Registrant's Amended and Restated Certificate of Incorporation.
                (c)

      3.02      Certificate of Amendment of Registrant's Amended and Restated
                Certificate of Incorporation. (d)

      3.03      Certificate of Amendment of Registrant's Amended and Restated
                Certificate of Incorporation. (q)

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

     10.08      Andromedia, Inc. 1997 Stock Option Plan. (m)

     10.09      Andromedia, Inc. 1999 Stock Option Plan. (m)

     10.10      Middlesoft, Inc. 1999 Stock Option Plan. (p)

     10.11 Form of Indemnification Agreement entered into by Registrant with its directors and executive officers. (e)

     10.12 Twelfth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated November 26, 1996 and
                Thirteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997 and Fourteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997.
                (g)

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

     10.15      Loan Agreement between Registrant and Steven A. and Nancy M.
                Elop, dated April 24, 1998. (k)

     10.16      Lease Agreement by and between Registrant and Zoro LLC, dated
                April 15, 1999. (n)

     10.17 First Amendment to Lease agreement by and between Registrant and Zoro LLC, dated July 1, 1999. (n)

     10.18      Lease Agreement by and between Registrant and Oelsner Commercial
                Properties, dated February 28, 2000. (n)

  EXHIBIT NUMBER                                  EXHIBIT TITLE
  --------------                                  -------------
     10.19      Employment Agreement between the Registrant and Brian Allum dated July 22, 1997. (n)

     10.20      Built-to-suit lease, dated April 20, 2000 between the
                Registrant, Kaufman Family Partnership, Ronald H. Kaufman and
                Barbara Kaufman. (o)

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

(p) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on August 17, 2000 (Registration Statement No. 333-44016).

(q) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(r) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 26, 2001.

        (b) Reports on Form 8-K:

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MACROMEDIA, INC.





Date: February 1, 2001                 By: /s/ Elizabeth A. Nelson
                                           -------------------------------------
                                           Elizabeth A. Nelson
                                           Executive Vice President and
                                             Chief Financial Officer, and
                                             Secretary
                                           (Principal Accounting Officer and
                                             Duly Authorized Officer)

  EXHIBIT NUMBER                                  EXHIBIT INDEX
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

      2.03 Agreement and Plan of Reorganization dated December 14, 2000, by and among shockwave.com, Inc., a Delaware Corporation and Atom
                Corporation, a Washington Corporation. (r)

      3.01      Registrant's Amended and Restated Certificate of Incorporation.
                (c)

      3.02      Certificate of Amendment of Registrant's Amended and Restated
                Certificate of Incorporation. (d)

      3.03      Certificate of Amendment of Registrant's Amended and Restated
                Certificate of Incorporation. (q)

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

     10.08      Andromedia, Inc. 1997 Stock Option Plan. (m)

     10.09      Andromedia, Inc. 1999 Stock Option Plan. (m)

     10.10      Middlesoft, Inc. 1999 Stock Option Plan. (p)

     10.11 Form of Indemnification Agreement entered into by Registrant with its directors and executive officers. (e)

     10.12 Twelfth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated November 26, 1996 and
                Thirteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997 and Fourteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997.
                (g)

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

     10.15      Loan Agreement between Registrant and Steven A. and Nancy M.
                Elop, dated April 24, 1998. (k)

     10.16      Lease Agreement by and between Registrant and Zoro LLC, dated
                April 15, 1999. (n)

     10.17 First Amendment to Lease agreement by and between Registrant and Zoro LLC, dated July 1, 1999. (n)

     10.18      Lease Agreement by and between Registrant and Oelsner Commercial
                Properties, dated February 28, 2000. (n)

  EXHIBIT NUMBER                                  EXHIBIT INDEX
  --------------                                  -------------
     10.19      Employment Agreement between the Registrant and Brian Allum dated July 22, 1997. (n)

     10.20      Built-to-suit lease, dated April 20, 2000 between the
                Registrant, Kaufman Family Partnership, Ronald H. Kaufman and
                Barbara Kaufman. (o)

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

(p) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on August 17, 2000 (Registration Statement No. 333-44016).

(q) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(r) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 26, 2001.