Form 10-K
period 2001-03-31
MACROMEDIA INC
filed 2001-06-11
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended March 31, 2001

OR

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 23, 2001: $1,312 million. See definition of affiliate in Rule 12b-2 of the Exchange Act.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

(1)	Designated portions of the Proxy Statement relating to the 2001 Annual Meeting of Stockholders	Part III (Items 10, 11, 12 and 13)

MACROMEDIA, INC. AND SUBSIDIARIES

FORM 10-K

ANNUAL REPORT
For the Year Ended March 31, 2001

i

PART I

      Except for historical financial information contained herein, the matters discussed in this Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties, and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) those risks and uncertainties identified under “Risk Factors that May Affect Future Results of Operations” in Item 7A, and the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission.

Item 1. Business

Overview

      Macromedia, Inc. (“Macromedia”) develops, markets, and supports software products, technologies, and services that enable people to define what the Web can be. Our customers, from developers to enterprises, use Macromedia solutions to help build compelling and effective Web sites and eBusiness applications. We were incorporated in Delaware on February 25, 1992, and have acquired several other businesses since our incorporation. Our principal executive office is located at 600 Townsend Street, San Francisco, California 94103 and our telephone number is (415) 252-2000. Our common stock is listed on the NASDAQ National Market under the symbol MACR. Our World Wide Web site can be accessed at www.macromedia.com. Information on our Web site should not be considered filed with the Securities and Exchange Commission.

      Throughout the majority of fiscal year 2001, we operated in two segments: the Software segment and shockwave.com, Inc. (“shockwave.com”). Our Software segment develops software that creates Web site layout, graphics and rich media content for Internet users. shockwave.com designs, develops, and markets aggregated content to provide online entertainment on the Web. We currently operate in one primary business segment, the Software segment, as a result of the deconsolidation of our previously majority owned subsidiary, shockwave.com, during the fourth quarter of our fiscal year 2001.

      The portfolio of software products Macromedia offers to its customers today enables our customers to build, rapidly deploy, and manage relatively simple to sophisticated Web sites that provide dynamic content, personalized interaction, and secure business transactions. Our products range from stand-alone products for Web authoring and graphics creation to products that provide robust, secure, scalable foundations for building online applications that support online commerce, strengthen customer and partner relationships, and automate key business processes. Companies as varied as Macy’s, BMW Motorcycles, Cisco Systems, Compaq, Disney, Hewlett Packard, Williams-Sonoma, Kaiser Permanente, and autobytel.com have all used Macromedia products. Companies such as these use our products to design, build, and manage large-scale, content-rich, transaction-oriented Web sites and applications.

Recent Events

      In December 2000, we announced that our then majority owned subsidiary, shockwave.com, would acquire Atom Corporation (“AtomFilms”). AtomFilms was a privately held company providing Web-based entertainment focused on marketing and distributing high-quality short form entertainment to more than 100 partners. shockwave.com completed the acquisition in January 2001 and issued common stock and options of shockwave.com equal to approximately 30% of the combined company, AtomShockwave Corp. (“AtomShockwave”), on a fully-diluted basis, in exchange for all of the outstanding shares of AtomFilms. The transaction was accounted for as a purchase business combination. As a result of the acquisition, Macromedia no longer consolidates the financial statements of AtomShockwave as our ownership interest has declined below 50%. Consequently, we now account for our ownership of AtomShockwave under the equity method of accounting.

      In March 2001, we consummated an acquisition of Allaire Corporation (“Allaire”), a publicly held company that provides Internet software products for companies building their business on the Web, by issuing cash and stock consideration and assuming all of the outstanding vested and unvested options and warrants of Allaire. For accounting purposes, the transaction was valued at approximately $428.0 million and accounted for under the purchase method of accounting. As a result of the Allaire acquisition, the following discussion will consist of the businesses of Macromedia and Allaire.

Market Opportunity

      The Internet has experienced dramatic growth over the last several years. Today, with the Internet software industry experiencing standardization and consolidation, many companies around the world with a Web presence are looking to companies such as Macromedia to provide rich, comprehensive solutions to deliver content and applications over the Web in a cost-effective manner.

      For many businesses, Web technology provides an alternative to existing mainstream computing platforms and creates new opportunities for commerce and information exchange. The Internet continues to transform business and communication within companies, between companies and their customers, and with other businesses. Web applications on intranets and extranets automate business processes and facilitate collaboration, thereby increasing productivity and efficiency, and creating new value. Internet sites provide a rich vehicle for communication and direct interaction with customers and consumers who use the Web as part of their daily routines. Businesses link to each other along the value chain, automating processes and streamlining operations. For consumers, the Web is quickly becoming a viable medium for communication, community, and entertainment. As a result, the Internet has become an integral part of how companies in every industry do business.

Macromedia Strategy

      Macromedia presents a value proposition to the market by enabling the best user experiences on the Web at an affordable price. Creating a good user experience is a simple requirement. In practice, creating the best user experience requires knowledge, clear vision, a team of Web professionals, and technology to enable them.

      Although a good user experience may vary depending on the application, there are some core characteristics that apply across applications and platforms: a good user experience must be useful, useable, and valuable, but it also must be reliable, predictable, and responsive.

      The challenge for our core customer, the Web professional, is to deliver the best user experience across the entire range of Internet, intranet, and extranet applications. Macromedia provides technologies to enable Web professionals to create a user experience with technologies that are cost-effective, integrated, and approachable.

      The long-term business strategy for Macromedia is founded on trends that are driving the expansion of our markets and the demand for new technologies within our existing markets. The first trend is that the amount of content and applications on the Internet will continue to expand as new geographies, businesses, and users come online. The second trend tracks the proliferation of additional Internet-enabled devices. As the Web-enabled personal computing platform matures, users are increasingly accessing content and applications through new devices such as wireless handsets, personal digital assistants, interactive television, and other Internet-ready appliances. While this market is still developing, this evolution of the computing paradigm represents a significant opportunity for Macromedia over the long term. In the near term, the proliferation of dynamic, data-driven applications and content is driven by the cost efficiencies of the Web-based application and content development model.

      The trend towards the proliferation of dynamic content is the underlying strategic rationale for the acquisition of Allaire. By adding Allaire server software to the Macromedia family of development software and media player software, the Macromedia product line spans the range of needs for producing dynamic content and applications. The process for building dynamic content requires teams of designers and developers to deploy software in four areas of activity: design, development, delivery, and display. Dynamic content starts with a template that is designed as the look and feel of the user experience. Application logic and business rules are then developed to manage the combination of content stored in a database with the template. This application logic manages the interaction with databases as well as other systems, such as back office or legacy applications. At runtime, Macromedia server technologies then execute the application logic, combining the content with the templates to deliver the user experience and manage the interaction with the end user. Dynamically generated content is then displayed to the end user, using standard Web browser software enhanced by our rich content playback technologies. The user interaction, with content or the application, is the key factor in creating an effective user experience. Internet users do not simply consume information, they interact with it, driving the trend towards dynamic content.

      Macromedia makes software to help with each stage of this process: software tools to design the interaction and develop the application logic; servers to manage the delivery of that application or content to a user; and player software to enable the display of rich content. Today we have a comprehensive family of software that is designed to make the process of creating content and applications as efficient and cost-effective as possible. In the near term, Macromedia is committed to supporting both de facto and open standards. In particular, Macromedia has chosen to build its application server strategy on the Sun Java™ 2 Enterprise Edition (J2EE™) standard.

      Macromedia defines its target market as the mass enterprise. The mass enterprise represents a subset of the overall Web-development tools and application server software marketplace. Understanding the mass enterprise market requires understanding what customers are building and how companies service them. Mass enterprise projects tend to have requirements for rapid time to market. They are usually content-centric, and tend to be focused on end-user and business-user productivity, rather than enterprise operations or complex backoffice processing. As mass enterprise applications scale in cost, complexity, and time of implementation, they approach the traditional “enterprise” class solutions provided by companies such as IBM and BEA Systems.

      Mass enterprise solutions are implemented at every size of company, particularly when constraints of cost, available expertise, and time-to-market come into play.

      Vendors that service the mass enterprise market tend to have the following attributes:

•	Products priced at $300 – $5000;

•	Broad and efficient channels supporting millions of transactions per year;

•	Short sales cycles (often 90 days or less); and

•	Approachable, easy-to-implement products.

      Macromedia’s position as a mass enterprise company committed to the Java platform places Macromedia in a unique position regarding traditional enterprise software companies. Because we target a different class of customer and application, we believe we are capable of partnering with enterprise-class vendors to enhance their products and services with our development tools and rich media players. In addition, because our tools are cross-platform and cross-technology, we believe we are capable of enhancing the Microsoft .NET platform with development tools and players.

DESIGN:

•	Macromedia Flash™ — Create animated, vector-based Web content.

•	Macromedia Dreamweaver™ — Allows for short work of Web site development and HTML page production.

•	Macromedia Fireworks® — Design & optimize Web graphics for easy integration into Web sites.

•	Macromedia FreeHand® — Create vector-based illustrations for Flash and for print.

DEVELOP:

•	Macromedia Dreamweaver UltraDev® — Develop data-driven Web applications and content on multiple server platforms.

•	Macromedia Director® — Create interactive, rich-media content, including 3D for the Web, CD-ROMs, DVD-ROMs and more.

•	Macromedia Authorware — Produce rich-media training and learning applications.

•	Macromedia HomeSite™ — Give precise layout control and total design flexibility, while delivering full access to the latest Web technologies.

DELIVER:

•	Macromedia ColdFusion™ — Build and deploy powerful Web applications.

•	Macromedia JRun™ — Develop and deliver high-performance, scalable Java applications.

      •  Macromedia Generator™ — Deliver automated and personalized Web site graphics.

DISPLAY:

•	Macromedia Flash™ Player — View high-impact Web animated content.

•	Macromedia Shockwave™ Player — View entertaining rich-media Web content.

Product Development

      Our business strategy emphasizes developing products and services that help customers take advantage of opportunities on the Internet. We aim to solve the problems customers face as they create and deliver content on a new medium with multiple standards, multiple browsers, and different bandwidth rates.

      As the software industry is characterized by rapid technological change, a continuous high level of expenditure is required to enhance existing products and develop new products. We believe that our future success depends on our ability to enhance existing products as well as develop and introduce new products on a timely basis. It is critical that new products and enhancements keep pace with the constantly evolving network infrastructure, Internet technology, and competitive offerings. We continue to adapt our products to new hardware and software platforms and to embrace industry standards. We plan to continue our internal product development efforts and, as appropriate, acquire additional software and system technologies that we consider critical to meeting the needs of Internet developers, consumers, and the enterprise.

      Our goals are to:

•	Enhance, integrate and extend our design tools;

•	Enable efficient development and support standard development technologies;

•	Deliver approachable servers and value added Web services that enhance the major software platforms of Sun Java™ and Microsoft .NET™; and

•	Drive ubiquity of our Flash Player and enhance the media capabilities of our Shockwave Player.

      For fiscal year 2001, 2000, and 1999, consolidated research and development expenses were $107.7 million, $65.7 million, and $41.6 million, respectively.

Competition

      We operate in a highly competitive market characterized by pressure to incorporate new features and accelerate the release of new product versions and enhanced services. These market factors represent both opportunities and competitive threats to us. A number of our competitors, including Adobe, Microsoft, and Corel currently offer products and services that compete directly or indirectly with one or more of our software products. Primary competitors in the high end market of server based products include large Web and database platform companies that offer a variety of software products, such as IBM, Oracle, and Sun Microsystems. We also compete against a number of companies that offer Web application servers, such as BEA Systems, Hewlett Packard, SilverStream Software and ATG. In addition, several of our current and potential competitors have greater financial, marketing, and technical resources than we do. As larger companies continue to operate in these markets, we may face increasing competition.

      We believe that the principal competitive factors in the markets in which we presently compete and may compete in the future are:

•	Functionality;

•	Ability to provide efficient solutions;

•	Ability to timely introduce new product versions;

•	Ability to evolve with changing technology and customer requirements;

•	Performance of products;

•	Ability to provide enhanced solutions and support;

•	Ability to provide value added features;

•	Price; and

•	Market presence.

Operations and Manufacturing

      We are dependent on two sources, Modus Media and Compaq Software Publishing Services, to manufacture and ship our finished products. The manufacturing of our products typically consists of pressing CD-ROMs, printing manuals, and packaging and assembling finished products, all according to our specifications and forecasts. Manufacturing is currently done at three Modus facilities worldwide: in Preston, Washington for the Americas, in Apeldorn, Netherlands for Europe, and in Singapore for the Asia Pacific market. Manufacturing at Compaq is currently performed in Nashua, New Hampshire. We perform quality assurance testing at our contracted manufacturing facilities. Both Modus and Compaq operate multiple facilities around the world that are capable of serving our needs, and we believe alternative sources could be implemented without significant interruption to our business. To date, we have not experienced any significant difficulties or delays in the manufacturing or assembly of our products or any significant returns due to product defects.

      In addition, we license and distribute our software products directly to end-users over the Internet through our Web site. We continue to invest in technologies and infrastructure to support electronic software distribution and online documentation, which are becoming an increasingly important and cost-effective way to deliver our products. Although we take precautionary measures, our Web site may become unavailable from time-to-time due to factors beyond our control. To date, our business has not experienced significant interruptions from Web site accessibility.

Marketing and Distribution

We extend our brand worldwide through creative marketing communications, our Web site, public relations activities, customer seminars, advertising both on the Web and in print, and national and regional trade shows. We also use direct mail, both e-mail and print, to introduce new products and upgrades, to cross-sell products to current customers, and to educate and inform. In addition, we distribute a variety of interactive multimedia demonstration materials directly to prospective customers and follow up through outbound telemarketing during business hours.

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

      Internationally, our products are sold both directly to end users and through distributors. International sales accounted for 43% of consolidated revenues during fiscal year 2001. In certain cases, distributors have exclusive distribution rights to certain products in their respective countries. In spite of economic difficulties in some regions, we believe that international markets for our products present a strategic opportunity and expect international sales to continue to generate a significant percentage of our total revenues. (For financial information regarding our business segments, please refer to Note 19 to our Notes to Consolidated Financial Statements on page F-42).

Customer Support and Professional Services

      We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation that, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Our customers have a broad choice of support options depending on the level of service desired. We provide access to a wide range of technical information on our Web site, as well as online forums for each of our products. For our HTML and Rich Media Products, we offer complimentary 90-day technical support for our registered users via e-mail or phone. In addition, we offer a number of paid support options, including incident-based support and annual support subscriptions.

      Internationally, we have developed relationships with third-party support providers to deliver support on behalf of Macromedia.

      We offer Web application consulting services through Macromedia Professional Services, which focuses on short-term, high-return projects. We utilize our customers’ employees throughout the life of a consulting project to allow us to meet one of our critical commitments to our partners and customers — the transfer of knowledge.

      Our customers depend on our worldwide network of value-added resellers, training centers, and developers. In addition, our user groups, located in dozens of cities throughout the world, provide customers with ways to share information, network with developers, and keep in touch with us. We provide support primarily through marketing collateral, guest speakers, and product giveaways.

Proprietary Rights and Licenses

      We rely on a combination of patent, copyright, trade secret, and trademark laws, as well as employee and third-party nondisclosure agreements, to protect our intellectual property rights and products. We distribute software under license agreements, including shrink-wrapped license agreements that customers accept when they open physical or electronic copies of our products. Policing unauthorized use of products is difficult, and while we cannot determine the extent to which software piracy of our products exists, it can be expected to be a persistent problem. We have established dedicated resources to focus on piracy and belong to key industry groups to further these efforts. In addition, the laws of certain countries in which our products are or may be distributed do not protect our products and intellectual rights to the same extent as the laws of the United States.

Risk Factors

      See Risk Factors that May Affect Future Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations on Page F-11.

Employees

      As of March 31, 2001, we had 1,761 full-time employees and 119 contractors worldwide, with the majority working in California, followed by Massachusetts, Texas, the United Kingdom, Japan, and Australia, among other international offices. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Item 2. Properties

      A significant portion of our United States operations is located in various buildings in San Francisco, California. We lease approximately 320,000 square feet of space in San Francisco, 74,000 of which is not currently occupied by us and is subleased or in the process of being subleased. Most of the leases expire between April 2005 and June 2010, and we have renewal options at favorable rates for successive terms. We currently lease 350,000 square feet of space in Newton, Massachusetts, of which approximately 225,000 square feet is subleased or in the process of being subleased. The lease expires in June 2010. We also lease 55,000 square feet at a facility in Richardson, Texas as well as space in North America for field sales offices, Bracknell, England for our European operations, Kew, Australia for our Asia Pacific operations and Tokyo, Japan for our Japanese operations.

      We own a four-story 100,000 square foot facility in Redwood City, California. We occupy 43,000 square feet of this space and lease the remaining 56,000 square feet. We believe our facilities are adequate for current and near-term needs and that additional space is available to provide for anticipated growth during the life of the leases.

Item 3. Legal Proceedings

      On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding our financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and have been consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions, which were argued on December 9, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Court sustained the demurrers as to claims against Susan Bird and overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs’ motion for certification of a class of all persons who purchased Macromedia’s common stock from April 18, 1996 through January 9,

1997. Discovery proceedings are in process but a substantial portion has been completed and a jury trial has been set for November 2001. The consolidated complaint seeks damages in unspecified amounts, as well as other forms of relief. Although we are not able to predict the outcome of the litigation, we intend to vigorously defend the action.

      On August 10, 2000, Adobe Systems, Inc. (“Adobe”) filed suit against us in the United States District Court for the District of Delaware (Case No. 00-743-JJF). On September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleges that certain Macromedia products infringe U.S. Patents Nos. 5,546,528 and 6,084,597. On September 27, 2000, Macromedia answered the first amended complaint by denying the allegations and filing counterclaims against Adobe seeking a declaration that Adobe’s patents are invalid and unenforceable, and alleging infringement of three Macromedia patents. In particular, Macromedia alleges infringement of U.S. Patent No. 5,467,443 by at least the Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 by the Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations in Macromedia’s counterclaims. Each party is requesting monetary damages for infringement of its patents and an injunction against future infringement. Further, each party is seeking a court declaration that it is not infringing the other party’s patents, that the other parties’ patents are invalid and an award of attorneys’ fees. Discovery has begun in this matter, and trial is currently set for April 2002. Although we are not able to predict the outcome, we intend to vigorously defend the matter.

      On or after September 25, 2000, Allaire Corporation, prior to its acquisition by Macromedia, and individuals who were serving as officers or directors of Allaire Corporation during the periods covered by the complaints, were named as defendants in eleven virtually identical lawsuits filed in the United States District Court for the District of Massachusetts: (i) Krakauer v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11972-WGY; (ii) Dargenzio v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11973-WGY; (iii) Gordon v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11974-WGY; (iv) Large v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11986-WGY; (v) DiMaggio v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11996-WGY; (vi) Knorr v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12014-WGY; (vii) Jarvis v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12016-WGY; (viii) Cordeiro v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12158-WGY; (ix) Fisher v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12182-WGY; (x) Crippin v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12333-WGY; and (xi) Reagor v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12377-WGY (collectively, the “initial complaints”). Each of the plaintiffs in each of the actions purport to bring their complaint on behalf of all purchasers of Allaire Corporation stock during an alleged class period (July 20, 2000 and September 18, 2000). The plaintiffs claim that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by virtue of statements that the plaintiffs claim were materially false or misleading. Plaintiffs seek damages, interest, costs, and attorneys’ fees. On December 5, 2000, Chief Judge Young of the District of Massachusetts entered an order consolidating these initial cases as In re: Allaire Corporation Securities Litigation, Case No. 00-CV-11972(WGY). The order appointed lead plaintiffs for the class and permitted them to file a consolidated complaint, to be treated as if it were the original complaint in the consolidated actions. The consolidated complaint was filed on February 20, 2001.

      On April 11, 2001, after Allaire was merged into Macromedia, a twelfth complaint was filed, Kassin v. Allaire Corporation, Joseph J. Allaire, Jeremy D. Allaire, David A. Gerth, and David J. Orfao, Civil Action No. 01-10600-WGY (the “subsequent complaint”). This complaint, filed on behalf of the plaintiff (and not a class), contains substantially the same allegations as the initial complaints, but in addition asserts claims for common law fraud and negligent misrepresentation.

      The defendants intend to file a motion to dismiss the consolidated initial complaints and the subsequent complaint. The litigation is in its early stages, and we are not able to predict the outcome of the litigation at this time, but we intend to defend all of these claims vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of fiscal year 2001 to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      The information required is set forth under “Quarterly Results and Stock Market Data” tabulations, on page F-47 of this report.

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

Item 8. Financial Statements and Supplementary Data

      The information required is set forth under “Independent Auditors’ Report,” “Consolidated Balance Sheets,” “Consolidated Statements of Earnings,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages F-17 to F-47 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information concerning our directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Proposal No. 1 — Election of Directors.”

      The information concerning our executive officers required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Executive Officers.”

      The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section in our Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 13. Certain Relationships and Related Transactions

      The information concerning certain relationships and related transactions required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Certain Transactions.”

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)  The following documents are filed as part of this Report:

      1. Financial Statements. The following Consolidated Financial Statements of Macromedia, Inc. and Subsidiaries are incorporated by reference to Part II, Item 8 of this Form 10-K:

     Independent Auditors’ Report

     Consolidated Balance Sheets — March 31, 2001 and 2000
     Consolidated Statements of Income — Years Ended March 31, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows — Years Ended March 31, 2001, 2000 and 1999
     Consolidated Statements of Stockholders’ Equity — Years Ended March 31, 2001, 2000 and 1999
     Notes to Consolidated Financial Statements

      2. Financial Statement Schedule. The following financial statement schedule of Macromedia, Inc. and Subsidiaries for the fiscal years ended March 31, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Macromedia, Inc. and Subsidiaries.

           Schedule II: Valuation and Qualifying Accounts

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

      3. Exhibits

Exhibit
Number	Exhibit Title

2.01	Agreement and Plan of Merger dated January 16, 2001, as amended and restated January 29, 2001, by and among Macromedia, Inc., Alaska Acquisition Corporation, and Allaire Corporation.(a)
2.02	Agreement and Plan of Reorganization dated December 14, 2000, by and among shockwave.com, Inc., a Delaware Corporation and Atom Corporation, a Washington Corporation.(b)
3.01	Registrant’s Amended and Restated Certificate of Incorporation.(c)
3.02	Certificate of Amendment of Registrant’s Amended and Restated Certificate of Incorporation.(d)
3.03	Certificate of Amendment of Registrant’s Amended and Restated Certificate of Incorporation.(q)
3.04	Registrant’s amended and restated Bylaws effective May 3, 2001.(*)
10.01	1992 Equity Incentive Plan and related documents, as amended to date.(n)(***)
10.02	1993 Directors Stock Option Plan and related documents, as amended to date.(o)(***)
10.03	Non-Plan Form Agreements.(i)(***)
10.04	Registrant’s Form of Non-Plan Stock Option Grant.(n)(***)
10.05	Registrant’s 1999 Stock Option Plan.(n)(***)
10.06	Andromedia, Inc. 1999 Stock Option Plan.(k)(***)
10.07	Allaire Corporation 1997 Stock Incentive Plan.(p)(***)
10.08	Allaire Corporation 1998 Stock Incentive Plan.(p)(***)
10.09	Allaire Corporation 2000 Stock Incentive Plan.(p)(***)
10.10	Allaire Corporation 1998 Employee Stock Purchase Plan.(p)(***)
10.11	Allaire Corporation Non-Plan Stock Option Grants.(p)(***)
10.12	Form of Indemnification Agreement entered into by Registrant with its directors and executive officers.(e)

Exhibit
Number	Exhibit Title

10.13	Twelfth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated November 26, 1996 and Thirteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997 and Fourteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997.(f)
10.14	Employment Agreement between the Registrant and Robert K. Burgess dated August 25, 1996. (g)(***)
10.15	Loan Agreement between Registrant and Brian and Sharon Allum, dated July 15, 1997.(h)(***)
10.16	Loan Agreement between Registrant and Steven A. and Nancy M. Elop, dated April 24, 1998.(j)(***)
10.17	Lease Agreement by and between Registrant and Zoro LLC, dated April 15, 1999.(l)
10.18	First Amendment to Lease agreement by and between Registrant and Zoro LLC, dated July 1, 1999.(l)
10.19	Lease Agreement by and between Registrant and Oelsner Commercial Properties, dated February 28, 2000.(l)
10.20	Employment Agreement between the Registrant and Brian Allum dated July 22, 1997.(l)(***)
10.21	Built to suit lease, dated April 20, 2000 between the Registrant, Kaufman Family Partnership, Ronald H. Kaufman and Barbara Kaufman.(m)
10.22	Distribution Agreement by and between the Registrant and Ingram Micro, Inc. dated March 28, 1996.(r)(**)
21.01	List of Registrant’s subsidiaries (see page F-49 of this Form 10-K).
23.01	Consent of KPMG LLP, Independent Auditors (see page F-50 of this Form 10-K).
24.01	Power of Attorney (see page 16 of this Form 10-K).

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 filed on February 2, 2001 (Registration Statement No. 333-54930).

(b)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 27, 2001.

(c)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on (Registration Statement No. 33-89092).

(d)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A filed on October 5, 1995.

(e)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 33-70624).

(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(g)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(h)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on October 31, 1997 (Registration Statement No. 333-39285).

(j)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

(k)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on December 07, 1999 (Registration Statement No. 333-92233).

(l)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(m)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(n)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2000 (Registration Statement No. 333-44016).

(o)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on September 24, 1998 (Registration Statement No. 333-64141).

(p)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on March 27, 2001 (Registration Statement No. 333-57708).

(q)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(r)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(*)	Filed herewith.

(**)	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been redacted and marked with a double asterisk. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.

(***)	Represents a management contract or compensatory plan or arrangement.

(B)	Reports on Form 8-K:

1.	A Current Report on Form 8-K was filed by the Company on January 24, 2001. In this report, under Item 5 of Form 8-K, the Company announced that it had entered into a definitive agreement to merge with Allaire Corporation.

2.	A Current Report on Form 8-K was filed by the Company on January 27, 2001. In this report, pursuant to the requirements of Items 2 and 7 of Form 8-K the Company announced the acquisition by its then wholly owned subsidiary, shockwave.com, of AtomFilms. The Company indicated that the financial information required under Item 7 of Form 8-K would be provided no later than 60 days after January 27, 2001.

3.	An amended Current Report on Form 8-K/ A was filed by the Company on January 30, 2001. In this amended report, the Company revised the announcement of shockwave.com’s acquisition of AtomFilms pursuant to the requirements of Items 2 and 7 of Form 8-K. The Company indicated that the financial information required under Item 7 of Form 8-K would be provided no later than 60 days after January 27, 2001.

4.	A Current Report on Form 8-K was filed by the Company on March 7, 2001. In this report, under Item 5 of Form 8-K, the Company announced that it had been granted early termination of the waiting period under the Hart-Scott-Rodino Anti-trust improvement act for its acquisition of Allaire Corporation.

5.	An amended Current Report on Form 8-K/ A, was filed by the Company on March 28, 2001. In this amended report, pursuant to the requirements of Item 7 of Form 8-K. The Company filed AtomFilms’ audited fiscal year 2000 financial statements, and the pro forma financial information resulting from the acquisition.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2001

MACROMEDIA, INC.

By:	/s/ ROBERT K. BURGESS

Robert K. Burgess
Chairman and Chief Executive Officer

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

Signature	Title	Date

/s/ ROBERT K. BURGESS Robert K. Burgess	Chairman and Chief Executive Officer (Principal Executive Officer)	June 8, 2001

/s/ ELIZABETH A. NELSON Elizabeth A. Nelson	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 8, 2001

/s/ JOHN (IAN) GIFFEN John (Ian) Giffen	Director	June 8, 2001

/s/ MARK KVAMME Mark Kvamme	Director	June 8, 2001

/s/ DONALD L. LUCAS Donald L. Lucas	Director	June 8, 2001

/s/ ALAN RAMADAN Alan Ramadan	Director	June 8, 2001

/s/ WILLIAM B. WELTY William B. Welty	Director	June 8, 2001

MACROMEDIA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION
March 31, 2001

MACROMEDIA, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except income per share data)

	Years Ended March 31,

	2001	2000	1999	1998	1997

Operating Results:
Revenues	$389,600	$264,159	$153,243	$113,803	$108,954
Cost of revenues	42,398	28,829	15,625	15,107	24,085

Gross profit	347,202	235,330	137,618	98,696	84,869

Operating expenses:
Sales and marketing	155,453	113,005	73,153	60,379	61,076
Research and development	107,670	65,739	41,551	36,829	33,333
General and administrative	39,000	24,610	16,740	13,231	9,313
Acquisition related expenses and in-process research and development	22,774	11,516	454	7,658	350
Non-cash compensation	6,000	11,071	287	49	—
Impairment and amortization of intangibles	9,872	1,013	248	—	—

Total operating expenses	340,769	226,954	132,433	118,146	104,072

Operating income (loss)	6,433	8,376	5,185	(19,450)	(19,203)
Total other income, net	14,178	6,187	5,037	4,637	5,309
Loss on investments	(13,836)	—	—	—	—
Minority interest	15,336	6,179	—	—	—

Income (loss) before income taxes	22,111	20,742	10,222	(14,813)	(13,894)
Provision (benefit) for income taxes	8,737	11,975	7,612	828	(3,477)

Net income (loss)	13,374	8,767	2,610	(15,641)	(10,417)
Accretion on mandatorily redeemable convertible preferred stock	—	(2,538)	(104)	—	—

Net income (loss) applicable to common stockholders	$13,374	$6,229	$2,506	$(15,641)	$(10,417)

Net income (loss) applicable to common stockholders per share:
Basic	$0.26	$0.14	$0.06	$(0.40)	$(0.27)
Diluted	$0.24	$0.12	$0.05	$(0.40)	$(0.27)

	As of March 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$177,970	$187,036	$111,157	$88,940	$102,929
Working capital	139,497	182,150	105,367	83,525	92,805
Total assets	785,673	339,359	202,495	158,126	157,844
Long-term liabilities	1,172	321	687	653	—
Mandatorily redeemable convertible preferred stock	—	—	13,591	3,548	—
Total stockholders’ equity	$668,213	$254,276	$147,031	$127,240	$131,268

MACROMEDIA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Throughout the majority of fiscal year 2001, we operated in two segments: the Software segment and shockwave.com Inc. (“shockwave.com”). Our Software segment develops software that creates Web site layout, graphics and rich media content for Internet users. shockwave.com designs, develops, and markets aggregated content to provide online entertainment on the Web.

      In fiscal year 2001 we experienced a significant growth in our business. This is reflected in our Software segment revenues of $376.4 million, a $120.5 million increase from fiscal year 2000 revenues of $255.9 million. Our Software segment provided approximately 97% of our total consolidated revenues of $389.6 million.

      Our Software segment revenues grew approximately 47% over fiscal year 2000, even with a reduction in demand for our software products during our fourth quarter of fiscal year 2001. This reduction is attributable to lowered Internet technology spending and to the overall weakening economy. In response to this tighter economic environment and in order to realize certain cost synergies resulting from the Allaire acquisition, we will be restructuring the organization during the first quarter of fiscal year 2002. This restructuring will involve layoffs of employees, the termination of facility leases, and other cost containment strategies. The total expected restructuring expense is estimated to be in excess of $15.0 million and will be incurred in the first quarter of fiscal year 2002.

      We continue to sell our software through a network of distributors, value-added resellers and our own sales force and Web site, and to original equipment manufacturers in North America, Europe, Asia Pacific, and Latin America. We derive additional revenues from advertising on our Web site and from software maintenance and technology licensing agreements.

      On March 20, 2001 we completed the acquisition of Allaire Corporation (“Allaire”), which we accounted for under the purchase method. Allaire’s results for the period from acquisition to March 31, 2001 are included in our overall results for the year then ended. Beginning in the first quarter of fiscal year 2002, our consolidated financial statements will reflect the full impact of Allaire’s results. We added Allaire’s products including JRun, ColdFusion, and HomeSite to our existing product lines. However, we do not expect to continue the development of the Spectra and Kawa products as these products were no longer being developed by Allaire and do not fall within our product strategy. As a result, we are planning to re-align our products into new product lines: HTML Products, including Dreamweaver, UltraDev, Fireworks and HomeSite; Rich Media Products, including Flash, Director, FreeHand, Authorware, Flash Player and Shockwave Player; and Server Products, including ColdFusion, JRun, and Generator. Additionally, due to the addition of Allaire’s server products to our product lines, we expect training, technical support, and consulting revenues to increase in fiscal year 2002.

      Beginning in the fourth quarter of fiscal year 2001, we deconsolidated shockwave.com from our results due to an acquisition of Atom Corporation (“AtomFilms”) by shockwave.com. Under the terms of the transaction, AtomFilms’ stockholders received common stock in the surviving company, AtomShockwave Corp. (“AtomShockwave”), equal to approximately 30% of the fully diluted equity outstanding. Prior to the transaction, we invested $15.0 million in the form of convertible promissory notes which converted into Series D Preferred Stock upon the closing of AtomShockwave’s preferred Series D financing round on March 15, 2001. After the acquisition, we began accounting for our investment in AtomShockwave under the equity method of accounting. Although our investment in AtomShockwave is accounted for under the equity method, we are recording our portion of AtomShockwave’s results on a 90-day lag basis due to AtomShockwave’s inability to prepare timely financial statements. Therefore, our statements of income for fiscal year 2001 do not reflect results from AtomShockwave for the three months ended March 31, 2001.

      During fiscal year 2001 and 2000, our shockwave.com segment contributed $13.2 million and $8.2 million in revenue, respectively, and $34.3 million and $28.0 million in net loss, respectively, to the consolidated results of operations of Macromedia. AtomFilms reported net losses of $29.5 million and $5.4 million for the years ended December 31, 2000 and 1999, respectively. Historical results of shockwave.com and AtomFilms are not indicative of future earnings or losses of AtomShockwave. Although it is currently impracticable to determine what AtomShockwave’s results will be, we are expecting them to incur significant losses due to the current business environment in which AtomShockwave operates. Additionally, on June 1, 2001, AtomShockwave announced major restructuring plans including a significant reduction in workforce and the closing of several offices.

      Additional information about Macromedia, our products, sales and marketing, and investor information can be found on our Web site at www.macromedia.com. Financial information included on our Web site shall not be deemed to be a part of this filing.

Results of Operations

      Presented below is management’s discussion of our operating results and our consolidated subsidiaries for the periods therein. Operating results of Allaire from the date of consummation of the acquisition through March 31, 2001 did not have a material impact on our consolidated statements of income.

Revenues

Consolidated revenues were $389.6 million in fiscal year 2001, an increase of 47% over fiscal year 2000 revenues of $264.2 million. Consolidated revenues increased $110.9 million from fiscal year 1999 to 2000, primarily due to increased sales of Dreamweaver, Fireworks, and Flash.

Revenues from the Software segment were $376.4 million in fiscal year 2001, an increase of 47% over fiscal year 2000 revenues of $255.9 million. This increase was primarily due to increased sales of Flash and Dreamweaver, new versions of which were released in the second and third quarter of fiscal year 2001, respectively. Also contributing to the revenue growth was the increased revenue for Dreamweaver UltraDev, a new product introduced by Macromedia in the first quarter of fiscal year 2001.
These increases were partially offset by a decrease in Director revenue due to product cycle timing. The new version of Director is planned for release in the first quarter of fiscal year 2002.

      International revenues represented 45% of the Software segment revenues in fiscal year 2001 as compared to 42% in fiscal year 2000. In absolute dollars, Europe contributed to the majority of the international revenue growth; however, Asia Pacific, Latin America, and Japan had stronger growth as a percentage of revenue. The stronger growth throughout these regions is the result of increased sales force and distribution.

      Revenues from the shockwave.com segment were $13.2 million in fiscal year 2001 during the period that shockwave.com was consolidated and $8.2 million during fiscal year 2000. Due to our deconsolidation of shockwave.com from Macromedia during the fourth quarter fiscal year 2001, going forward our revenues will no longer reflect revenues earned by AtomShockwave.

Cost of Revenues

      Consolidated cost of revenues were $42.4 million in fiscal year 2001, an increase of 47% over fiscal year 2000 cost of revenues of $28.8 million. Consolidated cost of revenues increased $13.2 million from fiscal year 1999 to 2000 while gross margins decreased from 90% to 89%, primarily due to increased consulting and training expenses.

      Gross margins for the Software segment remained relatively consistent at 89% for both fiscal year 2001 and 2000, however, cost of revenues increased in absolute dollars from $27.7 million in fiscal year 2000 to

$40.7 million in fiscal year 2001. Cost of revenues for the Software segment includes cost of materials and manufacturing, salaries and other costs incurred during consulting projects, royalties paid to third parties for licensing of developed technology, costs incurred in providing technical support to customers, costs related to language translation of our software products, costs associated with order fulfillment, and inventory obsolescence charges. The increase in absolute dollars is primarily due to increased product shipments, increased product and labor costs associated with greater sales of bundled products and increased costs for product manuals. Gross margins may be adversely affected from time-to-time by our mix of distribution channels, mix of products sold, and mix of international versus domestic revenues. Also affecting cost of revenue is the cost of customer training, which will increase in fiscal year 2002 due to the sale of server-based products that we now sell due to our acquisition of Allaire.

      Cost of revenues from the shockwave.com segment were $1.7 million in fiscal year 2001 during the period that shockwave.com was consolidated and $1.1 million during fiscal year 2000. Cost of revenues for shockwave.com includes revenue sharing paid to content developers and commissions expense for the sale of Web advertising space.

Sales and Marketing

      Consolidated sales and marketing expenses were $155.5 million in fiscal year 2001, an increase of 38% over fiscal year 2000 sales and marketing expenses of $113.0 million. Consolidated sales and marketing expenses increased $39.9 million to $113.0 million from fiscal year 1999 to fiscal year 2000, primarily due to increased compensation and benefits year over year.

      Sales and marketing expenses for the Software segment during fiscal year 2001 were $143.7 million, which accounted for an increase of $42.7 million from fiscal year 2000 to fiscal year 2001, but decreased slightly as a percentage of Software revenue from 39% to 38%. Sales and marketing expenses for the Software segment consist primarily of compensation and benefits, allocated costs for depreciation, facilities, and our information technology infrastructure, advertising, co-marketing development costs, mail order advertising, tradeshow and seminar expenses, and other marketing costs. The increase in sales and marketing expenses in absolute dollars is primarily due to the hiring of additional sales and marketing personnel at the beginning of the year to support the growth of the business. Additionally, we incurred greater compensation costs towards the end of the fourth quarter with the addition of new headcount from the Allaire acquisition. Also contributing to the increase in sales and marketing is the increase in facility costs. Sales and marketing expenses are expected to increase in absolute dollars in fiscal year 2002 in order to support the expanded organization resulting from the Allaire acquisition.

      Sales and marketing expenses from the shockwave.com segment were $11.7 million in fiscal year 2001 during the period that shockwave.com was consolidated and $12.0 million during fiscal year 2000. Sales and marketing expenses for shockwave.com consist primarily of compensation and benefits and costs to support the business’ infrastructure.

Research and Development

      Consolidated research and development expenses were $107.7 million in fiscal year 2001, an increase of 64% over fiscal year 2000 research and development expenses of $65.7 million. Consolidated research and development expenses increased $24.2 million to $65.7 million from fiscal year 1999 to fiscal year 2000, due to additional headcount and supporting infrastructure.

      Research and development expenses for the Software segment were $88.6 million for fiscal year 2001, which accounted for an increase of $35.1 million from fiscal year 2000 to fiscal year 2001, and increased as a percentage of Software revenue from 21% to 24%. Research and development expenses for the Software segment consist primarily of compensation and benefits, and infrastructure and overhead costs to support our continued investment in product development. The increase in the absolute dollar amount of research and development expenses was primarily attributable to costs of additional personnel as we continue to invest in product development. Also contributing to the increase in research and development is the allocation of increased facility and information technology infrastructure costs to support the growth of the business. We will continue to devote substantial resources to product development, including the development of new products added with the acquisition of Allaire.

      Research and development expenses for the shockwave.com segment were $19.0 million in fiscal year 2001 during the period that shockwave.com was consolidated and $12.2 million during fiscal year 2000. The increase was primarily due to increased headcount resulting in greater compensation and benefits expense.

General and Administrative

      Consolidated general and administrative expenses were $39.0 million in fiscal year 2001, an increase of 58% over fiscal year 2000 general and administrative expenses of $24.6 million. Consolidated general and administrative costs increased $7.9 million to $24.6 million from fiscal year 1999 to 2000, due to increased headcount and infrastructure expenses to support the growth of the business.

      General and administrative expenses for the Software segment were $33.6 million for fiscal year 2001, which accounted for an increase of $10.7 million from fiscal year 2000 to fiscal year 2001, and remained relatively flat as a percentage of Software revenue at 9%. General and administrative expenses for both the Software segment and shockwave.com consist mainly of compensation and benefits, allocations of overhead and infrastructure costs, and fees for professional services. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased staffing and associated infrastructure expenses necessary to manage and support our increased scale of operations. We believe that general and administrative expenses will continue to increase in absolute dollar amount as a result of the growth in operations from the acquisition of Allaire.

      General and administrative expenses for the shockwave.com segment were $5.4 million in fiscal year 2001 during the period that shockwave.com was consolidated and $1.7 million during fiscal year 2000. The increase primarily relates to increased legal and accounting costs and other general administrative functions that the segment did not perform in fiscal year 2000.

Acquisition Related Expenses and In-Process Research and Development

      We incurred consolidated acquisition related expenses of $1.7 million in fiscal year 2001 related to the acquisition of Bitcraft, Inc., $11.5 million during fiscal year 2000 related to the acquisitions of Andromedia, Inc., ESI Software, Inc. and Time4.com, and approximately $454,000 during fiscal 1999. These acquisition related expenses include investment banker fees, legal and other professional fees, severance and personnel relocation costs. Acquisition costs during fiscal year 2000 also include expenses related to a technology purchase from Starbase Corporation. As of March 31, 2000, approximately $1.6 million of acquisition related expenses were accrued and subsequently paid out in fiscal year 2001.

      We recorded charges of $21.1 million for in-process research and development resulting primarily from the acquisition of Allaire in the fourth quarter of fiscal year 2001 and Middlesoft, Inc. (“Middlesoft”) in the second quarter of fiscal year 2001.

      Approximately $18.0 million of the fiscal year 2001 charges were attributable to certain technology being developed by Allaire and was expensed during the fourth quarter as it had not reached technological feasibility at the time of the acquisition and had no alternative future uses. The in-process technology related to projects for ColdFusion Server 5.0 and JRun 4.0, which were aimed at building various application services on the Java 2 Enterprise Edition platform. At the date of acquisition, it was estimated that approximately 75% of the development effort was complete and that the remaining 25% would be completed sometime in mid to late calendar year 2001 at an approximate cost of $2.1 million. The remaining efforts included finalizing coding and completion testing of the products and were determined by analyzing efforts incurred on development up to the point of acquisition. The value of the acquired in-process research and development resulted from discounting the estimated future net cash flows upon successful completion of the acquired technology.

      In developing the cash flow projections, revenues were forecasted based on aggregate revenue growth rates for the business as a whole, the characteristics and growth rate of the potential market for the technology, and the anticipated life of the underlying technology. Projected annual revenues for the technologies in development were assumed to increase from product release through 2003, decline slightly in 2004, and decline significantly in 2005 and 2006, which is estimated to be the end of the in-process technology’s economic life. Gross profit was assumed to grow slightly from 2001 to 2003, then stabilize through the remainder of the forecasted revenue period. The projected costs of revenues include costs of materials and manufacturing, salaries and other costs incurred during consulting, and royalties paid to third parties. Gross profit projections were based on comparable company indications. Estimated operating expenses, income taxes, and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at an after tax cash flow for the in-process development project. Operating expenses were estimated as a percentage of revenue and included sales, marketing and administrative expenses, and development costs to maintain the technology once it has achieved technological feasibility. We discounted the net cash flows of the in-process research and development project to its present value using a discount rate of 28%, which reflects the uncertainty surrounding the successful development of the project.

      The total purchase price for the Middlesoft acquisition was $9.0 million, of which $3.1 million was determined to be in-process research and development for certain intellectual property related to Embedded Flash technologies. We purchased these technologies to increase the functionality of existing Flash technologies in order to allow them to run on multiple hardware devices. At the date of acquisition, it was estimated that approximately 50% of the development effort on the technologies was completed with the remaining 50% expected by October 2000 for an estimated cost of $500,000. The completion percentage was determined by comparing the time and manpower incurred up to the point of acquisition with the estimated resources and efforts needed to complete the development. The valuation of the purchased in-process research and development was based upon the present value of the operating cash flows to be generated by the current technology after considering the cost to realize the revenue and the relative risk of the technology.

      The cash flow projections consider the characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenue for the in-process technology was expected to be 90% of the forecasted revenues of the business as a whole within six months of introduction of the project to market. The projected revenue as a percentage of the whole business was expected to decrease to 80% in 2003 due to the release of future development projects. Estimated operating expenses, income taxes, and contributing asset charges were deducted from revenue to arrive at an after tax cash flow for the in-process development project. Operating expenses were estimated as a percentage of revenue and included marketing and administrative expenses, depreciation on fixed assets, and development costs to maintain the technology once it has achieved technological feasibility. Operating expenses were forecasted to decrease significantly after the release of the projects due to the expected deployment of engineer efforts on future research and development products. These cash flows were discounted to their net present value using a discount factor of approximately 22%, which reflects the uncertainty surrounding the successful development of the project.

Non-Cash Compensation

      Consolidated non-cash compensation expenses were $6.0 million in fiscal year 2001, a decrease of 46% over fiscal year 2000 non-cash compensation expenses of $11.1 million. Non-cash compensation expense is primarily comprised of amortization of deferred compensation associated with the issuance of shockwave.com stock options. During fiscal year 2000, shockwave.com issued stock options to employees that had, for accounting purposes, an exercise price less than the fair value of the underlying common stock at the date of grant. The amortization of these options continued through December 31, 2000, at which time shockwave.com was no longer consolidated with Macromedia. The decrease in expense year over year is directly attributable to this deconsolidation of shockwave.com in the fourth quarter. The decrease was slightly offset by amortization of deferred compensation incurred as a result of the acquisition of Middlesoft, Inc. during the year. We incurred additional deferred compensation as a result of the acquisition of Allaire in the fourth quarter of fiscal year 2001. Although deferred compensation will decrease in fiscal year 2002 due to the deconsolidation of shockwave.com, the decrease will be slightly offset by increases in amortization from Allaire stock options assumed in the acquisition.

      Consolidated non-cash compensation expenses increased $10.8 million from fiscal year 1999 to $11.1 million during fiscal year 2000, primarily due to compensation expenses incurred with the issuance of shockwave.com warrants and options.

Impairment and Amortization of Intangibles

      Consolidated impairment and amortization of intangibles expenses were $9.9 million in fiscal year 2001, an increase of 875% over fiscal year 2000 expenses of $1.0 million. A significant portion of the increase was due to the impairment and write-off of goodwill acquired in the Middlesoft acquisition, resulting in a charge of $4.3 million in the fourth quarter of fiscal year 2001. We acquired the technologies associated with Middlesoft in the second quarter of fiscal year 2001. During the third quarter of fiscal year 2001, we had indications that the markets we expected would develop were not receptive to our planned strategy. By the end of the fourth quarter of fiscal year 2001, the actual results of the operations surrounding the technology were considerably below our expectations and as a result, management performed an impairment analysis, which considered several factors including revenue and cash flow projections and the realignment of the business strategy into different product agendas. We also evaluated possible strategies surrounding the operating contributions of the technology, and after doing so, determined that they would be prohibitive. As a result, we abandoned the technology, terminated or reassigned key employees associated with the original product plan, and recorded the impairment charge.

      We also incurred amortization expense associated with the purchased intangibles resulting from the Allaire acquisition. A total of approximately $364.9 million of the purchase consideration was allocated to intangible assets, including goodwill of $283.9 million, developed technology of $34.0 million, assembled workforce of $24.0 million, trade name of $5.0 million, and in-process research and development of $18.0 million. Amortization of these intangibles is provided on a straight-line basis over the estimated useful lives of three years. Total amortization expense for Allaire intangibles for the year ended March 31, 2001 was $3.4 million, excluding $18.0 million of in-process research and development, which was expensed in the fourth quarter of fiscal year 2001.

      The remaining impairment and amortization expense incurred in fiscal year 2001 consists of regular amortization of the goodwill and intangibles arising from acquisitions in fiscal year 2000. Amortization of intangibles in fiscal year 2000 was primarily attributable to goodwill and other intangible amortization from prior acquisitions.

      Consolidated impairment and amortization of intangibles expenses increased approximately $765,000 from fiscal year 1999 to 2000, and primarily consist of amortization of goodwill and other intangibles arising from purchase transactions.

Interest and Investment Income

      Consolidated interest and investment income consists primarily of earnings on our cash and short-term investments, and increased $6.8 million in fiscal year 2001 as compared to fiscal year 2000. The increase is primarily due to higher yields throughout the first nine months of fiscal year 2001 as well as higher average cash and investment balances year over year. Interest and investment income may decline as market yields continue to decrease.

      Consolidated interest and investment income increased approximately $5.4 million from fiscal year 1999 to 2000, primarily due to increased cash, cash equivalent, and short-term investment balances.

Loss on Investments

      During fiscal year 2001, we recognized consolidated losses totaling approximating $13.8 million on various strategic investments held at cost. The losses represented write-offs or write-downs of the carrying amount of these investments and were due to, among other factors, an investee’s significant decline in common stock value, the inability for an investee to obtain additional private financing, the suspension of an investee’s current operations, and uncertain financial conditions of the investees. We have evaluated our remaining investments and currently believe the carrying values of $8.0 million are recoverable. We will continue to assess the recoverability of our remaining cost basis investments using factors such as, but not limited to, cash flow projections, revenue trends, and changes in capitalization structure that would impact liquidation preferences.

Foreign Exchange (Loss) Gain

      Consolidated foreign exchange gains reflect the net gain and losses on foreign exchange forward contracts (net of fees), translation gains and losses from our foreign operations, and gains and losses from foreign currency transactions. We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various foreign currencies. Due to the relative strength of the dollar against foreign currencies throughout the first nine months of fiscal year 2001, our forward contracts resulted in a gain of $5.3 million for fiscal year 2001, offset by currency transaction losses of $3.2 million.

      Foreign exchange losses during fiscal years 2000 and 1999 remained relatively consistent at approximately $321,000 and $110,000, respectively.

Other

      Other expense increased $1.3 million in fiscal year 2001, as compared to fiscal year 2000. During fiscal years 2000 and 1999, other expense was approximately $118,000 and other income was approximately $3.9 million, respectively. Other income and expense primarily consists of bank fees, investment management fees, and other miscellaneous non-operating income and expense items.

Provision for income taxes

      We recorded a tax provision of $8.7 million in fiscal year 2001, compared to a tax provision of $12.0 million in fiscal year 2000 and $7.6 million in fiscal year 1999. The overall effective tax rate for the provision as of March 31, 2001 was approximately 40%. The effective tax rate on normalized operations was 23% for the year ended March 31, 2001. The effective tax rate on normalized operations excludes shockwave.com losses, in-process research and development from acquisitions, impairment of venture investments, and impairment and amortization of intangibles. The effective tax rates on normalized operations for the years ended March 31, 2000 and 1999 were 26% and 28%, respectively. The decrease in the effective tax rate reflects foreign operating results that were taxed at rates lower than the U.S. statutory rate, the utilization of research and experimentation tax credits, and net operating loss carryforwards.

Liquidity and Capital Resources

      The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Years Ended March 31,

	2001	2000	1999

Cash flows from:
Operating activities	$66,679	$38,294	$16,629
Investing activities	(118,196)	(38,820)	(22,368)
Financing activities	59,931	89,977	20,337

Total	$8,414	$89,451	$14,598

      Operating activities for fiscal year 2001 provided $66.7 million, a 74% increase from 2000, primarily due to the increase in net income, adjusted for in-process research and development, depreciation and amortization, impairment of investments, and other non-cash charges. These were partially offset by adjustments to net income for minority interest, and changes in our operating assets and liabilities. For the year ended March 31, 2001, cash used in investing activities was $118.2 million, representing an increase of 204% compared to the same period in fiscal year 2000. Cash from investing activities was primarily used to purchase and develop equipment and software for infrastructure growth, to invest in various venture investments, our investment in AtomShockwave’s Series D financing, and cash paid for the Allaire acquisition. Financing activities for fiscal year 2001 provided $59.9 million, a decrease of 33% from fiscal year 2000. Cash from financing activities primarily came from proceeds received in connection with stock option exercises.

      In fiscal year 2001, we made investments in property and equipment totaling $65.3 million. This was primarily related to the build out of facilities and the continued expansion of information technology infrastructure to support the overall growth of the business. In fiscal year 2002, we anticipate spending approximately $35.0 million on capital expenditures, primarily relating to information technology infrastructure, equipment, and the build out of facilities.

      As of March 31, 2001, cash, cash equivalents, and short-term investments were $178.0 million and working capital was $139.5 million. As of March 31, 2001, cash, cash equivalents, and short-term investments decreased by $9.1 million and working capital decreased by $42.7 million as compared to March 31, 2000.

      The treasury stock program approved by the Board of Directors in July 1997 and October 1998 provided for repurchases of up to 4.0 million shares of our common stock. During fiscal year 2000, we repurchased 198,000 common shares for $8.2 million. In connection with the acquisition of ESI Software, Inc., the Board of Directors rescinded the repurchase program.

      We continue to evaluate current and forecasted cash flow as a basis for financing operating requirements and capital expenditures. We believe that we will have sufficient liquidity from cash flow from operations, access to capital markets, and working capital to finance anticipated capital expenditures and to fund working capital requirements for the next twelve months.

Subsequent Events

      Restructuring. In April 2001, we began executing a restructuring and cost containment plan delivering cost synergies associated with the Allaire acquisition and aligning our cost structure with the weaker business environment. In connection with the restructuring, we terminated approximately 200 employees, primarily in the sales and marketing and general and administrative functions, and as a result, incurred employee termination costs such as severance benefits. In addition, we will incur additional charges associated with vacating certain facilities and potential asset write-offs. We expect to record these charges beginning in the first quarter of fiscal year 2002. The total expected restructuring charge is estimated to be in excess of $15.0 million.

      Option Exchange. On May 4, 2001, we announced an offer for existing stock option holders to exchange outstanding stock options for new options to be granted in excess of six months and one day from the date the offer expires, which is June 4, 2001 (the “Option Exchange”). Under the terms of the Option Exchange, option holders will receive an equal number of options for those they elected to exchange sometime between December 5, 2001 and January 21, 2002 with exercise prices at the then fair market value. Options that were granted and are outstanding under the Macromedia, Inc. 1992 Equity Incentive Plan, the Macromedia, Inc. 1999 Stock Option Plan and the Andromedia, Inc. 1999 Stock Plan, along with some non-plan option grants that were originally granted by Macromedia, are eligible under the Option Exchange. In addition, the vesting period of options exchanged in connection with the Option Exchange will remain the same as the original grant, with time between the cancel date and the replacement grant date under the Option Exchange included in the vesting term. We will not incur any financial statement impact as a result of the initial cancellation upon acceptance of the Option Exchange, but may incur potential dilution of income per share upon the subsequent issuance of options in the December 2001 and January 2002 time frame.

      Amendments to Macromedia’s Bylaws. In May 2001, our board of directors adopted amendments to our bylaws to limit the manner in which a special meeting of the stockholders may be called, to require an advance notice to the board of directors of any such special meeting of the stockholders, and to limit the scope of business that may be brought forth in such meeting. In addition, the bylaws were further amended to clarify that any reduction in the number of authorized directorships would not decrease the remaining terms of then incumbent directors, to clarify the manner in which the date of each board meeting may be set, and to grant the board the discretionary power to delegate the election of certain executive officers to the chief executive officer and to permit the use of electronic means to deliver notices and consents. Moreover, the bylaws were amended to require approval by stockholders holding no less than 66.67% of the then outstanding shares of Macromedia prior to any amendment to the bylaws by the stockholders. The amendments to the bylaws, as permitted by our certificate of incorporation and our bylaws, were adopted by the directors without stockholder approval. Certain amendments to the bylaws adopted by the board may result in discouraging any future takeover attempts of Macromedia without board approval, and therefore, may be deemed to constitute anti-takeover provisions.

      AtomShockwave Restructuring — During the fourth quarter of fiscal year 2001 we evaluated all of our strategic investments for impairment, primarily due to the current economic conditions that existed, as well as known events which transpired during the fourth quarter of fiscal year 2001. Included in this evaluation was the assessment of our investment in AtomShockwave. As of March 31, 2001, we determined that the carrying value of $31.3 million recorded on our balance sheet was not impaired. Subsequent to this assessment, AtomShockwave announced on June 1, 2001 that it would be terminating a significant portion of its workforce and closing several offices in conjunction with a planned restructuring. As a result, we are currently preparing an impairment analysis on our investment in AtomShockwave.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

      Intense Competition — The markets for our products are highly competitive and characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions and enhanced services. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. Our primary competitors include, among others, Adobe, Microsoft, and Corel. In addition, we may be deemed to compete with large Web and database platform companies that offer a variety of software products, such as IBM, Oracle, and Sun Microsystems, as well as a number of companies that offer Web application servers, such as BEA Systems, Hewlett Packard, SilverStream Software and ATG. Several of our current and potential competitors have greater financial, marketing, and technical resources than we do. As we compete with larger competitors across a broader range of product lines and different platforms, we may face increasing competition from such companies or from other companies.

      Dependence on the Growth of the Internet and the Viability of Web-based Customers — Our success and the demand for our products depends largely on the continued viability of our Web-based customers and the continued growth in the use of the Internet. Many of these Web-based companies who purchase licenses to our software products incur net losses from their operations and rely primarily on outside financing to fund their continued operations. The availability of such financing for non-profitable Web-based companies is subject to factors beyond our control, including, but not limited to, the perceived viability of the business plan of such companies, the potential for such companies to realize profits in the foreseeable future, and the cost of capital. In the event that Web-based companies who purchase licenses to our software products are unable to secure the financing necessary to meet their operational and capital requirements, such customers may cease operations or materially reduce the purchases of our products. In addition, issues concerning the commercial use of the Internet including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability remain outstanding and are likely to affect the development of the market for our products. Further, the rate of development and adoption of the Internet has been slower outside of the United States and the cost of bandwidth has been higher. Accordingly, our continued growth depends in part on the adoption of the Internet internationally as well as domestically.

      Risk Associated with Acquisitions — We have grown in part because of business combinations with other companies and we may make further acquisitions in the future. On March 20, 2001, we consummated an acquisition of Allaire Corporation. Because of the maturity and the size of Allaire Corporation’s operations, the location of its headquarters, the material differences in the customer base and functionality of Allaire Corporation’s and our products, the acquisition may present a materially higher product, marketing, research and development, facilities, information systems, accounting, personnel, and other integration challenges than those we have faced in connection with our prior acquisitions and may delay or jeopardize the complete integration of certain businesses we had acquired previously. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in the incurrence of dilution, if stock is issued, or debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition, results of operations, and liquidity. Accordingly, any future acquisitions or failure to effectively integrate acquired companies could result in a material adverse effect on our results of operations.

      Rapidly Changing Technology — The developing digital media, Internet and online services markets and the personal computer industry are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. We must continuously update our existing products, services and content to keep them current with changing technology and consumer tastes and must develop new products, services and content to take advantage of new technologies and consumer preferences that could render our existing products obsolete. Our future prospects are highly dependent on our ability to increase functionality of existing products and services in a timely manner and to develop new products and services that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards, and provide additional functionality. There can be no assurance that we will be successful in these efforts.

      The success of our business is especially dependent upon the existence and future growth of the Internet as a business, entertainment and communications platform. Many critical issues concerning the commercial use of the Internet, such as security, remain unresolved and may affect the growth of Internet use, together with the software standards employed in such markets. In addition, the demand for certain of our products, including Macromedia JRun application, could be harmed if the Java programming language loses market acceptance. While a number of companies have introduced Web applications based on Java, the demand for Java-based applications could decrease, and support of the Java programming language could decline as alternative programming languages are introduced. A continued decline in the growth of the Internet or the Java programming language or any inability by us to adapt to changes in the Internet or the technology used for operation of the Internet, including Java, could have a material adverse effect on our results of operations.

      Fluctuations of Operating Results; Product Introduction Delays; Product Defects — Our operating results, especially quarterly results, may vary significantly depending on the timing of new product introductions and enhancements. A substantial portion of our revenue is derived from the introduction of new products or enhancements to existing products. In the past we have experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce products in a timely manner, this inability could have a material adverse effect on our results of operations. If we do not ship new versions of our products as planned, or if new products do not receive market acceptance, our results of operations could be materially adversely affected.

      Our results of operations also may vary significantly depending on the impact of any of the following: the timing of product and service introductions by competitors, changes in pricing, execution and volume of technology licensing agreements, the volume and timing of orders received during the quarter for software products, and finally, any acquisitions of other companies or technologies. Our future operating results may fluctuate as a result of these and other factors, including our ability to continue to develop or acquire innovative products and services, our product, service, and customer mix, and the level of our competition. Our results of operations may also be affected by seasonal trends. A significant portion of our operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenues do not meet our forecasts, operating results may be materially adversely affected. There can be no assurance that sales of our existing products will either continue at historical rates or increase, or that new products introduced by us, whether developed internally or acquired, will achieve market acceptance. Our historical rates of growth should not be taken as being indicative of growth rates that can be expected in the future.

      In addition, our business could be adversely affected if any new products or new version of existing products fail to perform properly. Software products may contain undetected errors or “bugs”, which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results, and financial condition.

      Dependence on Distributors — A substantial majority of our revenue is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, and our direct sales force and Web site. Domestically, our products are sold primarily through distributors, VARs, and OEMs. In particular, Ingram Micro accounted for 28% of revenues for the years ending March 31, 2001 and 2000. In addition, we believe that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If our distributors seek to return increasing amounts of products, such returns could have a material adverse effect on our revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller, could have a material adverse effect on our results of operations.

      Risks of International Operations — For the year ended March 31, 2001 we derived approximately 43% of our consolidated revenues from international sales. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on distributors for sales of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries, and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond our control. Additionally, we are uncertain whether the recent weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation and liquidity problems in these regions.

      We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of March 31, 2001, the notional amount of forward contracts outstanding amounted to $10.8 million. There can be no assurance that such contracts will adequately hedge our exposure to currency fluctuations.

      Euro Currency — On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as the common legal currency and established fixed rates of conversion between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. A three-year transition period is underway during which transactions can be made in the existing sovereign currencies. The conversion to the Euro has alleviated currency exchange risk between the member countries.

      There can be no assurance that all issues related to the Euro conversion have been identified, and we may be at risk if we, or any of our principal suppliers, are unable to deal with the impact of the Euro conversion. To date, none of our international suppliers have expressed an intention to invoice in Euros.

      Management of Growth — We have experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on our managerial, financial, and operational resources. Our workforce has grown more than 53% over the past year. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the ongoing improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage, retain, and motivate our workforce. All of these endeavors will require substantial management effort and resources. If we are unable to effectively manage expanded operations, our business, financial condition, and results of operations could be materially and adversely affected.

      Volatility of Stock — Our future earnings and stock price may be subject to significant volatility. Any shortfall in revenue or earnings from levels expected by securities analysts, general decline in economic conditions, or material reductions in spending by our customers, could have an immediate and significant adverse effect on the trading price of our common stock in any given period. Additionally, we may not learn of such shortfalls until late in the reporting period, which could result in an even more immediate and adverse effect on the trading price of our common stock. Finally, we participate in a highly dynamic industry. In addition to factors specific to us, changes in analysts’ earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general will often result in significant volatility of our common stock price.

      Intellectual Property Rights — We rely on a combination of patent, copyright, trade secret, and trademark laws, as well as employee and third-party nondisclosure agreements, to protect our intellectual property rights and products. Policing unauthorized use of products and fully protecting our proprietary rights are difficult, and we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. In addition, effective patent, copyright, trade secret, and trademark protection may not be available in every country in which our products are distributed.

      Further, we are currently, and may in the future, be involved in legal disputes relating to the validity or alleged infringement of our, or of a third party’s, intellectual property rights. Intellectual property litigation is typically extremely costly and can be disruptive to our business operations by diverting the attention and energies of our management and key technical personnel. In addition, any adverse decisions could subject us to significant liabilities, require us to seek licenses from others, prevent us from manufacturing or licensing certain of our products, or cause severe disruptions to our operations or the markets in which we compete, any one of which could dramatically impact our business and results of operations.

      Venture and Equity Investments — We have invested a substantial amount of capital and time on finding, funding, and helping to develop certain privately held companies, many of which can be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. Therefore, we could lose our entire investment, or a substantial portion thereof, in one or more of these companies.

      California’s Energy Crisis — California is currently experiencing an energy crisis and has recently experienced significant power shortages. As a result, energy costs in California have risen and may continue to rise significantly over the next year. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this trend continues. In addition, California has been initiating and may continue to initiate rolling blackouts through the state. If blackouts interrupt our power supply, we may be temporarily unable to operate at full capacity. Moreover, the energy crisis could cause or contribute to a slowdown in the national economy, which could cause a reduction in demand for our products, and could in turn, materially and adversely affect our business.

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

      The table below represents cost and carrying amounts and the related weighted average effective interest rates by year of maturity for our investment portfolio as of March 31, 2001. The table does not include cash and marketable equity securities as of March 31, 2001 (in thousands).

			2004 and		Carrying
	2002	2003	thereafter	Total Cost	Amount

Cash equivalents	$60,376	$—	$—	$60,376	$60,376
Average interest rate	5.09%	—	—	5.09%
Short-term investments	47,538	13,017	—	60,555	60,903
Average interest rate	5.04%	6.22%	—	5.29%

Total investments	$107,914	$13,017	$—	$120,931	$121,279

      We also have loans outstanding to related parties totaling $14.5 million as of March 31, 2001. The stated loan amounts approximate fair value.

Foreign Currency Risk

      We enter into forward contracts to reduce our exposure to foreign currency fluctuations involving probable anticipated, but not firmly committed, transactions with firm foreign currency commitments occurring within one year. We do not enter into derivative financial instruments for trading purposes.

      As a result of this activity, we had outstanding forward contracts in Euro and Japanese Yen as of March 31, 2001. The forward contracts are accounted for on a marked-to-market basis, with realized gains or losses recognized in the consolidated statements of income. As of March 31, 2001 and 2000, the contract amount of the forward contracts amounted to $10.8 million and $21.6 million, respectively. The future value of these contracts is subject to market risk resulting from foreign exchange rate volatility. Current market rates at the consolidated balance sheet date were used to estimate the fair value of foreign currency forward contracts.

      The table below provides information about our outstanding forward contracts as of March 31, 2001. The information is provided in U.S. dollar equivalents, in thousands. The table presents the notional amount of the respective contracts and their fair value (at rates in effect as of March 31, 2001):

	Notional
	Amount	Fair Value

Euro	$3,640	$(106)
Japanese Yen	7,134	(1,407)

Total	$10,774	$(1,513)

      We are exposed to credit loss in the event of nonperformance by counter-parties, although we do not anticipate nonperformance by these counter-parties.

Disclosure of limitations of the tabular presentation

      As the tables above incorporate only those exposures that exist as of March 31, 2001, we do not consider those exposures or positions that could arise after that date. Also, because the foreign currency denominated financial assets, and anticipated transactions are not presented in the table above, the information presented has limited predictive value. As a result, our ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time, and foreign currency rates.

Market Price Risk

      We are exposed to market risk from changes in the price of our equity securities held available-for-sale, which were recorded at a fair market value of approximately $560,000 at March 31, 2001. The equity investments held by us have exposure to price risk, which is estimated as the potential loss in fair market value due to a hypothetical change of 10% in quoted market prices. This hypothetical change would reduce our investments as well as any unrealized gains, which are included as a component of stockholders’ equity. This hypothetical change would not have a material effect on the recorded value of our investments. We have a policy of evaluating the viability of our investments on a regular basis, primarily by reviewing the companies’ stock price activity, as the securities are traded on a public exchange.

      In addition, we have investments in several privately held companies. These investments are risky due to the investee’s start-up technologies, which may never materialize. Accordingly, we evaluate the viability of these investments by reviewing, among other things, an investee’s cash position, subsequent financing rounds, historical financial activity, and future operating forecasts. If we believe that there is an other-than-temporary impairment in value, it is our policy to write down the investment to its fair value.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Macromedia, Inc.

      We have audited the accompanying consolidated balance sheets of Macromedia, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index in Item 14(a)2 herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macromedia, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California

April 27, 2001, except as to Note 21 which is as of June 1, 2001

MACROMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

ASSETS

	March 31,

	2001	2000

Current assets
Cash, cash equivalents, and short-term investments	$177,970	$187,036
Accounts receivable, less allowance for returns and doubtful accounts of $13,430 and $10,880, respectively	37,861	41,883
Receivable from equity affiliate	2,621	—
Inventory	2,114	1,349
Prepaid expenses and other current assets	22,556	12,944
Deferred tax assets, short-term	12,663	7,812

Total current assets	255,785	251,024
Land and building, net	18,109	18,982
Other fixed assets, net	96,495	41,871
Related party loans	14,175	9,944
Investment in equity affiliate	31,290	—
Intangibles assets, net	345,234	2,645
Restricted cash	9,202	—
Other long-term assets	15,383	14,893

Total assets	$785,673	$339,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,273	$4,988
Accrued liabilities	91,033	53,842
Unearned revenue	16,982	10,044

Total current liabilities	116,288	68,874

Other long-term liabilities	1,172	321

Total liabilities	117,460	69,195

Minority interest	—	15,888

Stockholders’ equity:
Preferred stock, par value $0.001 per share: 5,000 shares authorized, — shares issued as of March 31, 2001 and 2000, respectively	—	—
Common stock, par value $0.001 per share: 80,000 shares authorized, 59,221 and 50,674 shares issued as of March 31, 2001 and 2000, respectively	59	51
Treasury stock, at cost; 1,818 shares as of March 31, 2001 and 2000, respectively	(33,649)	(33,649)
Additional paid-in capital	713,579	335,497
Deferred compensation	(907)	(23,465)
Accumulated other comprehensive income	308	393
Accumulated deficit	(11,177)	(24,551)

Total stockholders’ equity	668,213	254,276

Total liabilities and stockholders’ equity	$785,673	$339,359

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended March 31,

	2001	2000	1999

Revenues	$389,600	$264,159	$153,243
Cost of revenues	42,398	28,829	15,625

Gross profit	347,202	235,330	137,618

Operating expenses:
Sales and marketing	155,453	113,005	73,153
Research and development	107,670	65,739	41,551
General and administrative	39,000	24,610	16,740
Acquisition related expenses	1,674	11,516	454
Acquired in-process research and development	21,100	—	—
Non-cash compensation	6,000	11,071	287
Impairment and amortization of intangibles	9,872	1,013	248

Total operating expenses	340,769	226,954	132,433

Operating income	6,433	8,376	5,185
Other income (expense):
Interest and investment income	13,474	6,626	1,215
Loss on investments	(13,836)	—	—
Foreign exchange (loss) gain	2,129	(321)	(110)
Other	(1,425)	(118)	3,932

Total other income	342	6,187	5,037
Minority interest	15,336	6,179	—

Income before taxes	22,111	20,742	10,222
Provision for income taxes	8,737	11,975	7,612

Net income	13,374	8,767	2,610
Accretion on mandatorily redeemable convertible preferred stock	—	(2,538)	(104)

Net income applicable to common stockholders	$13,374	$6,229	$2,506

Net income applicable to common stockholders per share
Basic	$0.26	$0.14	$0.06
Diluted	$0.24	$0.12	$0.05
Weighted average common shares outstanding
Basic	50,842	44,601	40,045
Diluted	56,764	52,270	47,242

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$13,374	$8,767	$2,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,910	18,434	9,085
Write-off of fixed assets related to merger	—	191	—
Write-off of acquired in-process research and development	21,100	—	—
Loss on investments	13,836	—	—
Impairment of intangibles	4,293	—	—
Deferred income taxes	(4,851)	(1,583)	1,955
Tax benefit from employee stock plans	7,820	8,714	4,439
Minority interest	(15,336)	(6,179)	—
Non-cash compensation	—	9,719	607
Changes in operating assets and liabilities, net of effect of mergers:
Accounts receivable, net	2,469	(27,912)	(6,014)
Prepaid expenses and other current assets	(8,613)	233	(9,761)
Accounts payable	(21)	(1,007)	1,211
Accrued liabilities	(4,696)	26,363	7,557
Unearned revenue	1,163	2,554	5,418
Other long-term liabilities	231	—	(478)

Net cash provided by operating activities	66,679	38,294	16,629

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	625	961
Purchases of short-term investments	(50,611)	(117,457)	(133,549)
Proceeds from sales and maturities of short-term investments	57,924	127,558	128,005
Cash paid for acquisitions, net of cash acquired	(16,686)	—	—
Purchases of property and equipment	(65,251)	(33,934)	(12,655)
Purchases of strategic investments	(28,399)	(13,300)	—
Loan receivable	(4,102)	155	(2,659)
Deposits of restricted cash	(9,202)	—	—
Additions to other long-term liabilities	622	—	—
Purchase of other assets	(2,491)	(2,467)	(2,471)

Net cash used in investing activities	(118,196)	(38,820)	(22,368)

Cash flows from financing activities:
Proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	9,937
Proceeds from issuance of preferred stock	9,384	59,029	3,407
Proceeds from issuance of common stock	50,547	39,434	26,777
Borrowings on capital lease	—	999	1,355
Payments on capital lease	—	(1,281)	(833)
Acquisition of treasury stock	—	(8,204)	(20,306)

Net cash provided by financing activities	59,931	89,977	20,337

Net increase in cash and cash equivalents	8,414	89,451	14,598
Deconsolidation of shockwave.com	(6,991)	—	—
Adjustment to conform acquired companies’ year end	—	(3,826)	2,084

Total adjusted increase in cash and cash equivalents	1,423	85,625	16,682
Cash and cash equivalents, beginning of year	115,084	29,459	12,777

Cash and cash equivalents, end of year	$116,507	$115,084	$29,459

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Common Stock		Treasury Stock		Additional		Other
					Paid-In	Deferred	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Income

Balances as of March 31, 1998	39,819	$40	(510)	$(5,139)	$166,565	$(87)	$47
Comprehensive income:
Net income								$2,610
Unrealized loss on available-for-sale securities, net of tax							(9)	(9)

Total comprehensive income								$2,601

Preferred Shares issued by acquired companies					6,416
Issuance of common stock upon acquisition of LikeMinds, Inc. by Andromedia, Inc.	458	—			2,608
Exercise of stock options	3,168	3			22,546
Common stock issued under ESPP	145	—			1,618
Purchase of treasury stock			(1,110)	(20,306)
Preferred stock accretion					(104)
Tax benefit from stock plans					4,439
Non-cash compensation					2,352	(1,457)
Adjustment to conform acquired company’s year end					(3,009)

Balances as of March 31, 1999	43,590	43	(1,620)	(25,445)	203,431	(1,544)	38
Comprehensive income:
Net income								$8,767
Unrealized gain on available-for-sale securities, net of tax							365	365

Total comprehensive income								$9,132

Preferred Shares issued by acquired companies					520
Exercise of stock options	3,725	4			36,842
Common stock issued under ESPP	84	—			2,445
Common stock exchanged for preferred stock of pooled entities	3,231	4			31,403
Purchase of treasury stock			(198)	(8,204)
Preferred stock accretion					(2,538)
Tax benefit from stock plans					8,714
Non-cash compensation					33,251	(21,747)
Gain on sale of subsidiary stock					21,109
Adjustment to conform acquired company’s year end	44	—			320	(174)	(10)

Balances as of March 31, 2000	50,674	51	(1,818)	(33,649)	335,497	(23,465)	393
Comprehensive income:
Net income								$13,374
Unrealized loss on available-for-sale securities, net of tax							(85)	(85)

Total comprehensive income								$13,289

Exercise of stock options and warrants	2,835	3			42,242
Common stock issued under ESPP	157	—			5,407
Common stock issued and warrants and options assumed in business combinations	5,555	5			337,601
Tax benefit from stock plans					7,820
Non-cash compensation					10,498	(4,509)
Deconsolidation of shockwave.com					(27,067)	27,067
Gain on sale of subsidiary stock					1,581

Balances as of March 31, 2001	59,221	$59	(1,818)	$(33,649)	$713,579	$(907)	$308

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total
	Accumulated	Stockholders’
	Deficit	Equity

Balances as of March 31, 1998	$(34,186)	$127,240
Comprehensive income:
Net income	2,610	2,610
Unrealized loss on available-for-sale securities, net of tax		(9)
Total comprehensive income
Preferred Shares issued by acquired companies		6,416
Issuance of common stock upon acquisition of LikeMinds, Inc. by Andromedia, Inc.		2,608
Exercise of stock options		22,549
Common stock issued under ESPP		1,618
Purchase of treasury stock		(20,306)
Preferred stock accretion		(104)
Tax benefit from stock plans		4,439
Non-cash compensation		895
Adjustment to conform acquired company’s year end	2,084	(925)

Balances as of March 31, 1999	(29,492)	147,031
Comprehensive income:
Net income	8,767	8,767
Unrealized gain on available-for-sale securities, net of tax		365
Total comprehensive income
Preferred Shares issued by acquired companies		520
Exercise of stock options		36,846
Common stock issued under ESPP		2,445
Common stock exchanged for preferred stock of pooled entities		31,407
Purchase of treasury stock		(8,204)
Preferred stock accretion		(2,538)
Tax benefit from stock plans		8,714
Non-cash compensation		11,504
Gain on sale of subsidiary stock		21,109
Adjustment to conform acquired company’s year end	(3,826)	(3,690)

Balances as of March 31, 2000	(24,551)	254,276
Comprehensive income:
Net income	13,374	13,374
Unrealized loss on available-for-sale securities, net of tax		(85)
Total comprehensive income
Exercise of stock options and warrants		42,245
Common stock issued under ESPP		5,407
Common stock issued and warrants and options assumed in business combinations		337,606
Tax benefit from stock plans		7,820
Non-cash compensation		5,989
Deconsolidation of shockwave.com		—
Gain on sale of subsidiary stock		1,581

Balances as of March 31, 2001	$(11,177)	$668,213

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

  1. Nature of Operations

      Macromedia develops software that creates Web site layout, graphics and rich media content for Internet users. Macromedia sells its products through a network of distributors, value-added resellers (VAR’s), its own sales force and Web site, and to original equipment manufacturers (OEM’s) in North America, Europe, Asia Pacific and Latin America. In addition, Macromedia derives revenues from advertising on its Web sites, and from software maintenance and technology licensing agreements. Macromedia, Inc. and its subsidiaries are hereinafter collectively referred to as the “Company” or Macromedia.

  2. Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include all domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated.

      When the Company owns greater than 20% but less than 50% voting interest in an investee and has the ability to exert significant influence over the investee’s management, the Company accounts for its investment using the equity method of accounting. At March 31, 2000, the Company owned a controlling interest in the outstanding voting stock of shockwave.com, and accounted for shockwave.com as a consolidated subsidiary. As of March 31, 2001, the Company accounted for its investment in AtomShockwave under the equity method, as its ownership interest declined to approximately 38% of the outstanding voting stock. Prior to the Company’s deconsolidation of shockwave.com, gains or losses from the sale of subsidiary capital stock were recorded in additional paid-in-capital, net of tax. Historically, the Company considered shockwave.com a start up and the ultimate realization of the adjustments relating to these transactions were not assured. As such, no gains or losses were recognized by the Company.

      Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

      Software Revenue Recognition — The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as modified by SOP 98-9. Revenues from multiple element software arrangements are allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support (“PCS”), installation, or training. The determination of fair value is based on objective evidence that is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If in a multiple element arrangement, fair value does not exist for one or more of the delivered elements in the arrangement, but fair value does exist for all undelivered elements, then the residual method of accounting is applied. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue.

      Revenues from shrink-wrap software are recognized upon shipment based on the fair value of the element provided that persuasive evidence of an arrangement exists, collection of the resulting receivable is deemed probable and the payment terms are fixed and determinable. The Company also maintains a reserve for anticipated returns on products sold to distributors and direct customers. Revenue from consulting, training, and other services is generally recognized as the services are performed.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      The Company licenses products to Original Equipment Manufacturers (“OEMs”) or provides customers the right to multiple copies. These arrangements generally provide for nonrefundable fixed fees that are recognized at delivery of the product master or the first copy. Per copy royalties in excess of the fixed minimum amounts and refundable license fees are recognized as earned. If PCS is included in the contract, it is unbundled from the license fee using the Company’s objective evidence of the fair value of the PCS. If objective evidence of the fair value of the PCS is not available, the revenues from the entire arrangement are recognized ratably over the PCS term.

      Fees from volume licenses are recognized as revenue upon shipment, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable and the arrangement does not involve services that are essential to the functionality of the software. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment of the licenses is not dependent upon the performance of consulting services. Revenues from PCS are recognized on a straight-line basis over the term of the contract.

      The Company licenses software to end users that provide for an initial fee to use the products in perpetuity up to a maximum number of users. In instances where the arrangement involves services that are essential to the functionality of the software, both the license and consulting fees are recognized under the percentage of completion method of contract accounting. Progress towards completion is generally measured based on the estimated number of hours to complete the specific projects. In the event the costs to complete a contract are expected to exceed anticipated revenues, a loss is accrued. In certain circumstances where the Company is unable to estimate the amount of effort required to customize or implement the software license, revenue is recognized using the completed contract method.

      Advertising Revenues — Advertising revenues are derived from the sale of banner advertisements and sponsorships on the Company’s Web sites under short and long-term contracts, net of commissions. Through March 31, 2001, advertising contracts have been typically less than one year. Advertising revenues on banner contracts and sponsorships are recognized based on delivery in the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of “impressions” or times that an advertisement appears in pages viewed by the users of the Web site. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved.

      Cash Equivalents and Short-Term Investments — Cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. Short-term investments consist of readily marketable securities with a maturity of more than three months from time of purchase. Cash equivalents and all of the Company’s short-term investments are classified as “available-for-sale.” Where the maturity is more than one year, the securities are classified as short-term as the Company’s intention is to convert them into cash for operations as needed.

      The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income. Available-for-sale securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses, and declines in value determined to be other than temporary on available-for-sale securities, are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest and investment income.

      Investments — The Company holds investments in the common and preferred stock of several non-marketable companies. These strategic investments do not represent a greater than 20% voting interest in the

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

investee and the Company does not have the ability to significantly influence the investee’s management. Accordingly the investments are accounted for on the cost basis. Impairment losses are recognized on these strategic investments when the Company determines that there has been in a decline in the fair value of the investment that is other than temporary. During fiscal year 2001, the Company recorded impairment losses on strategic investments of $13.8 million. The losses represented write-offs or write-downs of the Company’s carrying amount of these investments and were determined by using, among other factors, an investee’s significant decline in stock value, the inability for an investee to obtain additional private financing, the suspension of an investee’s current operations and uncertain financial conditions of the investees. The Company has evaluated its remaining investments and currently believes the carrying values of $8.0 million are recoverable.

      Inventory — Inventory consists primarily of software media, hardware product components, manuals, and related packaging materials. Inventory is recorded at the lower of cost or market value, determined on a first-in, first-out basis, net of allowance for excess and obsolete inventory.

      Concentrations of Credit Risk — Distributors comprise a significant portion of the Company’s revenues and trade receivables. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and requires letters of credit or bank guarantees, if deemed necessary, but generally requires no collateral. For the years ended March 31, 2001, 2000, and 1999, sales to one distributor accounted for 28% of each respective years’ consolidated revenues. Accounts receivable relating to this customer were $15.7 million and $16.0 million as of March 31, 2001 and 2000, respectively. These sales to the distributor are included in the Company’s Software segment.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, accounts receivables, accounts payable, accrued liabilities, employee loans, investments and forward contracts used in foreign exchange activities. The Company places its cash equivalents, short-term investments, and forward contracts with major financial institutions of high credit standing. The Company does not believe there is significant risk of non-performance by these institutions because the Company monitors their credit ratings and limits the financial exposure to any one commercial issuer and any one type of investment. The fair value of the Company’s cash, accounts receivable, accounts payable, accrued liabilities and employee loans approximated their carrying values due to their short maturity or rate structure.

      Land and Building and Other Fixed Assets — Land and building and other fixed assets are recorded at cost. Buildings are depreciated over thirty years, using the straight-line method. Depreciation of equipment and furniture is provided over estimated useful lives ranging from three to five years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the related assets, ranging from three to ten years.

      Intangible Assets — Intangible assets consist primarily of a trademark license, trade name, assembled workforce, developed technology and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of the trademark license is provided on a straight-line basis over an estimated useful life of seven years. The trade name, assembled workforce, developed technology and goodwill are amortized on a straight-line basis over an estimated useful life of approximately three years. The Company identifies and records impairment losses on intangible and other long-lived assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the business climate and projected discounted cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value (see Note 4).

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      Software Development Costs — SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, provides for capitalization of certain software development costs once technological feasibility is established. The Company believes that software development costs incurred subsequent to technological feasibility have not been material, other than the costs paid to third parties to develop localized versions of its software, which are capitalized and charged to cost of revenues. The Company’s capitalized localization costs totaled $2.6 million and $2.1 million at March 31, 2001 and 2000, respectively. In addition, approximately $3.1 million, $2.6 million and $1.5 million was charged to cost of revenues during the years ended March 31, 2001, 2000 and 1999, respectively.

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

      Foreign Currency Translation — The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated using the exchange rates at the balance sheet date. Revenues and expenses are translated using average exchange rates during the year. Translation adjustments are recorded in the consolidated statements of income.

      Foreign Exchange Forward Contracts — The Company uses foreign exchange forward contracts to hedge its economic exposure associated with sales and asset balances denominated in various foreign currencies. The Company’s forward contracts do not qualify as accounting hedges. The Company marks-to-market the forward contracts and includes unrealized gains and losses in the current period as a component of other income (expense). The Company may from time-to-time adjust its foreign exchange position by entering into additional contracts or by terminating or offsetting existing foreign currency forward contracts. Gains and losses on terminated or offset contracts are recognized in income in the period of contract termination or offset.

      Stock Based Compensation — As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees (see Note 14). Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Warrants issued to non-employees are accounted for using the fair value method of accounting as prescribed by SFAS 123 and EITF 96-18. Compensation costs are amortized on a straight-line basis over the vesting period of the securities.

      Comprehensive Income — The sole component of other comprehensive income for the years ended March 31, 2001, 2000 and 1999 was unrealized gains or losses from the Company’s available-for-sale securities.

      Advertising Costs — Advertising expenditures are charged to operations as incurred. Advertising expense for the year ended March 31, 2001, 2000, and 1999 was $10.4 million, $8.3 million, and $8.2 million, respectively.

      Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      Recent Accounting Standards — In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137, Deferral of Effective Date of Statement 133, will be effective for the Company during fiscal year 2002. SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value. The Company’s adoption of SFAS 133 will not have a material impact on the Company’s financial position or results of operations. The Company has no designated hedges for accounting purposes.

      In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC’s views in applying accounting principles generally accepted in the United States of America relating to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB 101. In June 2000, the SEC issued SAB 101B, which further delayed the implementation date of SAB 101. The Company adopted SAB 101 during its fourth quarter of fiscal year 2001. The adoption of SAB 101 did not have a material impact on the Company’s financial position or income.

      Reclassification — Certain amounts in the accompanying fiscal year 2000 and fiscal year 1999 consolidated financial statements have been reclassified in order to conform with the presentation of the 2001 consolidated financial statements.

  3. Supplemental Statements of Cash Flows Information

      Supplemental cash flow information and non-cash investing and financing activities for the years ended March 31, 2001, 2000 and 1999 are as follows (in thousands):

	2001	2000	1999

Supplemental disclosure of cash flow information:
Interest paid	$—	$76	$43
Income taxes paid	934	126	—
Non-cash investing and financing activities:
Common stock issued and warrants and options assumed in purchase business combinations	$337,606	$—	$2,608
Unrealized gain (loss) on available-for-sale securities	(85)	355	(9)

      In connection with the acquisition of AtomFilms by shockwave.com, the Company began accounting for its investment under the equity method of accounting. The following information illustrates the effect of the deconsolidation of AtomShockwave on the Company’s consolidated cash flow position (in thousands).

Carrying value of assets	$7,875
Carrying value of liabilities	14,866

Effect on cash due to deconsolidation	$(6,991)

  4. Business Combinations

  Fiscal 2001 Acquisitions

      Allaire Corporation — On March 20, 2001, the Company acquired Allaire Corporation (“Allaire”), a publicly held company that provides software products for companies building their business on the Web. The acquisition was accounted for as a purchase business combination and accordingly the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values as of the acquisition date. Included in the consolidated statements of income for fiscal year 2001 are the results of Allaire’s operations from the date of the acquisition through March 31, 2001. In

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

connection with the acquisition, the Company issued 0.2 shares of Macromedia common stock and paid $3.00 in cash for each outstanding Allaire share, issuing an aggregate of approximately 5.6 million shares of Macromedia common stock and paying a total of approximately $83.3 million. In addition, the Company assumed Allaire’s outstanding vested and unvested stock options and warrants. The Company also incurred transaction costs related to the acquisition. The following table illustrates the components of the purchase price.

(in thousands)
Purchase Price

Common stock issued	$214,579
Cash	83,331

Acquisition value	297,910
Fair value of Allaire’s options and warrants assumed	123,028
Transaction costs	7,074

Total purchase price	$428,012

      The excess of the purchase price over the net assets acquired totaled $364.9 million, of which $18.0 million was expensed in the fourth quarter of fiscal year 2001 as acquired in-process research and development. The remaining $346.9 million of the purchase price was recorded as goodwill and other intangible assets, and are being amortized on a straight-line basis over a period of three years. The following table illustrates the allocation of the purchase price.

(in thousands)

Allaire’s net tangible assets	$63,068
Developed technology	34,000
Assembled workforce	24,000
In-process research and development	18,000
Trade name	5,000
Goodwill	283,944

Total purchase price	$428,012

      The $18.0 million allocated to in-process research and development was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The charge is the result of Allaire’s ongoing projects at the time of the purchase, including the development of the ColdFusion Server 5.0 and JRun 4.0 technologies which were primarily aimed at building various application services on the Java 2 Enterprise Edition platform. The values assigned to the in-process research and development were based upon established valuation techniques. At the date of acquisition, it was estimated that approximately 75% of the development effort was complete and that the remaining 25% would be completed sometime in mid to late calendar year 2001 at an approximate cost of $2.1 million. The remaining efforts included finalizing coding and completion testing of the products and were determined by analyzing efforts incurred on development up to the point of acquisition. The value of the acquired in-process research and development was calculated as the estimated future net cash flows factoring in estimated future net revenues that may be generated from the products. The cash flows were calculated for an estimated five-year life cycle with costs estimated to improve over time, assuming that the products were successfully developed and that the Company was able to effectively manage the product’s contributions to operating results. These cash flows were discounted to their net present value using a discount factor of approximately 28%, considering the uncertainty surrounding the successful development of the projects.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      The following pro forma results of operations reflect the combined results of Macromedia for the years ended as of March 31, 2001 and 2000 and the results of Allaire for the years ended December 31, 2000 and 1999 as if the acquisition occurred at the beginning of the periods presented. The pro forma results do not reflect any nonrecurring charges that resulted directly from the acquisition (in thousands except per share data).

	Years Ended March 31,

	2001	2000

Revenues	$504,328	$318,552
Net loss applicable to common stockholders	$(84,640)	$(114,877)
Net loss applicable to common stockholders per share
Basic and Diluted	$(1.51)	$(2.29)
Weighted average common shares outstanding
Basic and Diluted	56,187	50,097

      Atom Corporation — In January 2001, the Company’s consolidated subsidiary, shockwave.com, consummated its acquisition of Atom Corporation (“AtomFilms”) in a stock-for-stock transaction accounted for under the purchase method of accounting. Under the terms of the transaction, AtomFilms’ stockholders received common stock, preferred stock, options and warrants in the surviving company, AtomShockwave, Corp., equal to approximately 30% of the fully diluted equity outstanding. Further, in connection with the acquisition, the Company invested approximately $15.0 million in convertible promissory notes. The notes converted to Series D Preferred Stock upon the closing of AtomShockwave’s preferred Series D financing round on March 15, 2001. Immediately subsequent to the acquisition, the Company began accounting for its investment in AtomShockwave under the equity method of accounting (see Note 11).

      Middlesoft, Inc — On July 10, 2000, the Company acquired Middlesoft, Inc. (“Middlesoft”), a privately held software development company, for approximately $9.0 million in cash consideration. The acquisition was accounted for under the purchase method. Included in the consolidated statements of income for fiscal year 2001 are the results of Middlesoft’s operations from the date of consummation through March 31, 2001. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their fair values as of the date of the acquisition. $3.1 million of the purchase price was expensed in the second quarter of fiscal year 2001 as acquired in-process research and development and $5.3 million was recorded as goodwill and other intangible assets.

      The projects associated with the acquired in-process research and development of Middlesoft are related to Embedded Flash technologies. The Company purchased these technologies to increase the functionality of existing Flash technologies in order to allow them to run on multiple hardware devices. At the date of acquisition, it was estimated that approximately 50% of the development effort on the technologies was completed with the remaining 50% due in October 2000 for an estimated cost of $500,000. The completion percentage was determined by comparing the time and manpower incurred up to the point of acquisition with the estimated resources and efforts needed to complete the development. The valuation of the purchased in-process research and development was based upon the present value of the operating cash flows to be generated by the current technology after considering the cost to realize the revenue and the relative risk of the technology. These cash flows were discounted to their net present value using a discount factor of approximately 22%.

      In fiscal year 2001, the Company wrote off the remaining unamortized balance of goodwill and other intangible assets associated with the Middlesoft acquisition. This resulted in a charge of $4.3 million in the fourth quarter. The Company acquired the technologies associated with Middlesoft in the second quarter of fiscal year 2001. During the third quarter of fiscal year 2001, the Company had indications that the markets

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

the Company expected would develop were not receptive to its planned strategy. By the end of the fourth quarter of fiscal year 2001, the actual results of the operations surrounding the technology were considerably below the Company’s expectations and as a result, management performed an impairment analysis, which considered several factors including revenue and cash flow projections and the realignment of the business strategy into different product agendas. The Company also evaluated possible strategies surrounding the operating contributions of the technology, and after doing so, determined that they would be prohibitive. As a result, the Company abandoned the technology, terminated key employees associated with the original product plan and recorded the impairment charge.

      The pro forma results of operations from the Middlesoft acquisition as if it had occurred at the beginning of fiscal years 2001 and 2000 was not materially different from the Company’s consolidated results of operations for the respective periods.

  Fiscal 2000 Acquisitions

      Time4.com — On December 22, 1999, the Company acquired certain technology rights of Time4.com, Inc. (“Time4”), a software development company located in Minnesota, for $1.9 million in cash. The acquisition was accounted for under the purchase method; accordingly, the results of operations of Time4 have been included in the Company’s consolidated financial statements from the date of acquisition. As a result of the acquisition, the Company wrote off approximately $1.8 million of rights relating to Time4’s preliminary technology as the Company determined that the technology does not have any alternative future uses. The Company has capitalized approximately $100,000 associated with the workforce in place and non-compete agreements for Time4’s principal employees and is amortizing these intangible assets on a straight-line method over a period of 3.5 years.

      Andromedia, Inc. — On October 6, 1999, Macromedia, Inc., Andromedia, Inc. (“Andromedia”), and Peak Acquisition Corp., a wholly-owned subsidiary of Macromedia (“Peak Acquisition”), entered into an Agreement and Plan of Reorganization under which Macromedia acquired Andromedia by exchanging all of the outstanding capital stock, options, and warrants of Andromedia for approximately 5.2 million shares of common stock, options, and warrants of Macromedia. The merger closed on December 1, 1999. As a result of the acquisition of Andromedia, Peak Acquisition was merged with and into Andromedia and Andromedia remains as the surviving corporation and wholly-owned subsidiary of Macromedia. The transaction was accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations for Andromedia. Andromedia develops e-marketing software that enables companies to implement an integrated solution to analyze the success of their Web marketing efforts and to personalize their e-commerce offering based on customers’ needs in real-time.

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

      Prior to the combination, Andromedia’s fiscal year ended on December 31. In restating the financial statements for the pooling-of-interests combination, Andromedia’s financial statements for the twelve months ended March 31, 2000 were combined with Macromedia’s financial statements for the year ended March 31, 2000. An adjustment has been made to the consolidated statements of stockholders’ equity and cash flows to include Andromedia’s results of operations for the three months ended March 31, 1999 which were not included in the period ended March 31, 2000. Andromedia’s revenue and net loss for the three months ended

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

March 31, 1999 was $1.1 million and $3.8 million, respectively. There were no conforming accounting adjustments for Andromedia and there were no intercompany transactions between the entities prior to the combination.

      ESI Software, Inc. — On July 8, 1999, Macromedia, Inc., ESI Software, Inc., a California corporation (“ESI”), and Dynamo Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Macromedia (“Dynamo”), entered into an Agreement and Plan of Reorganization, under which Macromedia acquired ESI by exchanging all of the outstanding capital stock, options and warrants of ESI for approximately 635,000 shares of common stock, options and warrants of Macromedia (as valued on July 8, 1999). The merger closed on September 30, 1999. As a result of the acquisition of ESI, Dynamo was merged with and into ESI and ESI remains as the surviving corporation and a wholly-owned subsidiary of Macromedia. The transaction was accounted for as a pooling-of-interests and was a tax-free reorganization. ESI develops and markets software that enables users to build advanced, interactive, business-oriented Web applications.

      In conjunction with the merger, the Company incurred direct merger-related expenses of approximately $3.1 million, including expenses for bonuses contingent upon closing of the merger agreement, legal and other professional fees, personnel severance and relocation of employees, during the year ended March 31, 2000.

      Prior to the combination, ESI’s fiscal year ended on June 30. The financial statements of Macromedia have been restated to include the financial position and results of operations of ESI for all periods presented. The combined balance sheet as of March 31, 2000 combines the assets, liabilities and stockholders’ equity of Macromedia with ESI. An adjustment has been made to the consolidated statements of stockholder’s equity and cash flows to exclude ESI’s results of operations for the three months ended June 30, 1998 which were included in the period ended March 31, 1999. During the year ended March 31, 2000, the Company purchased product from ESI pursuant to a distribution agreement. This transaction was eliminated upon consolidation. There were no conforming accounting adjustments for ESI upon acquisition.

      Starbase Corporation — In July 1999, the Company acquired certain technology rights and other related software products from Starbase Corporation for $2.8 million. The Company intends to utilize these assets in the research and development of a single future research and development project. As a result of the acquisition, the Company wrote off the entire $2.8 million to acquisition related expenses in the year ended March 31, 2000 as the Company determined that the technology did not have any alternative future uses.

  5. Agreement with Lotus Development Corporation

      In fiscal year 2000, the Company closed a series of agreements with Lotus Development Corporation (“Lotus”), the combined effect of which was to: (i) sell certain tangible and intangible assets relating to the Company’s Pathware product line to Lotus, (ii) result in Lotus acting as a distributor of the Company’s products, and (iii) cause the Company and Lotus to cooperate with respect to certain future development activities related to the Company’s and Lotus’ products. The Company is to receive a minimum of $30.0 million in revenue over a period of three years as a result of the terms of the agreements.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

  6. Cash, Cash Equivalents and Short-Term Investments

      The following is a summary of cash, cash-equivalents and short-term investments at March 31, 2001 and 2000 (in thousands):

	2001	2000

Cash and cash equivalents:
Cash	$56,131	$27,732
Money market funds	9,249	8,729
Commercial paper	51,127	64,674
Certificates of deposit	—	1,999
Government securities	—	11,950

Total cash and cash equivalents	116,507	115,084

Short-term investments:
Corporate equity securities	$560	$982
Corporate bonds	6,025	27,378
Commercial paper	20,771	3,976
U.S. government debt securities	26,961	33,128
Foreign debt securities	5,146	—
Certificate of deposit	2,000	6,488

Total short-term investments	61,463	71,952

Total cash, cash equivalents, and short-term investments	$177,970	$187,036

      Short-term investments consisted of the following, by original contractual maturity as of March 31, 2001 and 2000 (in thousands):

	2001	2000

Due in one year or less	$35,893	$28,449
Due in one to three years	25,570	43,503

	$61,463	$71,952

      The Company’s available-for-sale securities are carried at fair value. The Company recorded, net of tax, an unrealized loss of $85,000 and an unrealized gain of $355,000 during fiscal years 2001 and 2000, respectively.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

  7. Land and Building and Other Fixed Assets

      Land and building and other fixed assets as of March 31, 2001 and 2000, consisted of the following (in thousands):

	2001	2000

Land and building	$26,605	$21,280
Computer equipment	50,556	40,259
Computer software	17,110	20,535
Office equipment and furniture	39,106	15,463
Leasehold improvements	37,027	7,847

	170,404	105,384
Less accumulated depreciation and amortization	(55,800)	(44,531)

	$114,604	$60,853

      Depreciation and amortization expense for the years ended March 31, 2001, 2000 and 1999 was $23.9 million, $14.8 million and $8.4 million, respectively.

  8. Intangible Assets

      Intangible assets as of March 31, 2001 and 2000, consisted of the following (in thousands):

	2001	2000

Goodwill	$285,413	$1,461
Developed technology	34,000	—
Assembled workforce	24,975	975
Other intangibles	6,911	1,911

	351,299	4,347
Less accumulated amortization	(6,065)	(1,702)

	$345,234	$2,645

  9. Accrued Liabilities

      Accrued liabilities as of March 31, 2001 and 2000, consisted of the following (in thousands):

	2001	2000

Accrued compensation	$6,561	$5,172
Accrued marketing development	5,259	2,789
Accrued fringe benefits	12,362	4,822
Accrued payroll taxes	1,615	9,113
Accrued income taxes	12,947	8,782
Accrued acquisition related costs	9,399	1,632
Accrued rebates	8,519	1,709
Other accrued expenses	34,371	19,823

Total accrued liabilities	$91,033	$53,842

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

10. Income Taxes

      The components of the provision for income taxes for the years ended March 31, 2001, 2000 and 1999, are as follows (in thousands):

	2001	2000	1999

Current
Federal	$—	$—	$—
State	—	—	—
Foreign	5,768	2,651	2,331

Total Current	5,768	2,651	2,331
Deferred:
Federal	(3,771)	416	949
State	(1,080)	194	(107)

Total Deferred	(4,851)	610	842
Charge in lieu of taxes attributable to employee stock plans	7,820	8,714	4,439

Total	$8,737	$11,975	$7,612

      The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income before income taxes for the years ended March 31, 2001, 2000 and 1999, as a result of the following (in thousands):

	2001	2000	1999

Computed tax at statutory rate	$7,739	$7,213	$9,590
State taxes (net)	1,160	602	387
Nondeductible pooling and acquisition costs and goodwill	17,794	10,442	32
Net operating loss carryforward utilization	(4,982)	—	—
Foreign benefits provided for at rates other than U.S. statutory rates	(13,366)	(4,286)	(725)
Research and other tax credits	(3,455)	(2,413)	(1,543)
Change in valuation allowance	3,218	—	—
Other, net	629	417	(129)

Total	$8,737	$11,975	$7,612

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      The tax effect of temporary differences that give rise to deferred tax assets (liabilities) as of March 31, 2001 and 2000, is as follows (in thousands):

	2001	2000

Deferred tax assets:
Reserves, accruals and other	$28,512	$9,333
Net operating loss carryforwards (federal)	169,388	79,857
Net operating loss carryforwards (state)	31,345	21,797
Credit for research activities	29,800	16,330
Other credits	5,112	3,339

Total deferred tax assets	264,157	130,656
Less valuation allowance	(224,777)	(122,844)

Net deferred tax assets	39,380	7,812
Deferred tax liabilities:
Intangible Assets	(26,717)	—

Total deferred tax liabilities	(26,717)	—

Net deferred tax asset	$12,663	$7,812

      As of March 31, 2001, the Company had available federal and state net operating loss carryforwards of approximately $484.0 million and $257.0 million, respectively. The Company also had unused research credit carryforwards of approximately $19.5 million and $10.3 million for federal and California tax purposes, respectively. If not utilized, net operating loss and federal research credit carryforwards will expire in fiscal years 2002 through 2021. The California research credits may be carried forward indefinitely.

      Approximately $190.0 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current income when subsequently recognized. Approximately $29.8 million of the valuation allowance for deferred tax assets relates to research and experimentation credits, of which approximately $18.2 million will be allocated to paid-in capital rather than current income when subsequently recognized.

      Cumulative undistributed income of international subsidiaries amounted to $72.0 million as of March 31, 2001, which are intended to be permanently reinvested. The amount of income tax liability that would result had such income been repatriated is estimated to be approximately $26.0 million.

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

11. Investment in Equity Affiliate

      The Company’s investment in equity affiliate relates to its minority ownership of AtomShockwave, formerly named shockwave.com. The Company’s investment in AtomShockwave resulted from the acquisition by the Company’s subsidiary, shockwave.com, of AtomFilms, Inc. in January 2001. Prior to January 2001, the Company maintained a controlling interest in shockwave.com, and accounted for its investment in shockwave.com as a consolidated subsidiary. shockwave.com consummated its merger with AtomFilms in a stock-for-stock transaction accounted for as a purchase business combination (see Note 4).

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      At March 31, 2001 the Company owned 38% of the voting common and preferred stock outstanding of AtomShockwave and no longer had a controlling interest in AtomShockwave. On a fully-diluted basis, the Company owned 32%. Therefore, AtomShockwave has been accounted for as an equity method investment from the date of its acquisition of AtomFilms. Management of AtomShockwave has taken several measures to restructure its organization and to refine its business model. These measures have taken a priority and have prevented AtomShockwave from producing timely, accurate operating results. Additionally, AtomShockwave management has informed the Company that it will not be able to produce timely financial statements for the foreseeable future. Therefore, as allowed under generally accepted accounting principles, the Company made a decision to report the results of operations from AtomShockwave on a 90-day lag. Accordingly, the accompanying consolidated statement of income for the year ended March 31, 2001, does not include the Company’s proportionate share of net loss attributable to AtomShockwave from the date of the acquisition to March 31, 2001. Such results of operations will be reported in the Company’s financial statements for the first quarter of fiscal year 2002.

      During fiscal year 2001, prior to its acquisition of AtomFilms, shockwave.com sold additional shares of Series B preferred stock to parties other than Macromedia for consideration of $2.50 per share. The proportionate value offered to the third parties in the sales of Preferred Series B shares was in excess of the Company’s average carrying amount. As a result of these sales, the Company recorded adjustments in its consolidated statement of stockholders’ equity in order to adjust its investment in shockwave.com stock to reflect its share of the net assets of shockwave.com. These adjustments amounted to $1.6 million in fiscal year 2001.

      During fiscal year 2000, shockwave.com, issued 18.2 million shares of Preferred Series B stock to parties other than Macromedia for cash consideration of $2.50 per share. This represented 34.6% of shockwave.com’s preferred stock at March 31, 2000. Prior to the transaction, the Company held 100% of the equity of shockwave.com in the form of Preferred Series A stock. Preferred Series A and B stock both have identical rights and privileges. The proportionate value offered to the third parties in the Series B offering was in excess of the Company’s average carrying amount. As a result of the transaction, the Company recorded a $21.1 million adjustment in its consolidated statement of stockholders’ equity in order to adjust its investment in shockwave.com stock to reflect its share of the net assets of shockwave.com.

12. Mandatorily Redeemable Convertible Preferred Stock

      At the consummation of the merger between the Company and Andromedia, which occurred in fiscal year 2000 and was accounted for as a pooling of interests, Andromedia had 2.3 million shares of mandatorily redeemable convertible preferred stock outstanding. These shares were redeemable at the higher of original issuance price plus declared but unpaid dividends or fair market value at or any time after February 1, 2004. Accordingly, the Company increased the carrying amount of the instruments through periodic accretions, so that the carrying amount would equal the mandatory redemption amount at February 1, 2004. Mandatorily redeemable preferred stock consisted of the following (in thousands):

	Shares
	Outstanding	Amount

Balance as of March 31, 1999	1,216	$13,591
Issuance of Series D Preferred Stock	1,055	14,914
Issuance of Series D Preferred Stock Warrants	—	360
Preferred Stock accretion	—	2,538
Conversion into Macromedia Common Stock	(2,271)	(31,403)

Balance as of March 31, 2000	—	$—

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      On December 1, 1999, Macromedia completed its merger with Andromedia upon which all outstanding mandatorily redeemable preferred shares of Andromedia automatically converted into Macromedia common stock.

13. Stockholders’ Equity

      As a result of the Company’s poolings-of-interest acquisitions during fiscal year 2000, various issuances of stock of the acquired entities were issued and outstanding during fiscal year 2000 and 1999. For presentation purposes, the Company has shown the activity and outstanding preferred share balances of the acquired entities as a component of additional paid-in-capital in the Company’s statements of stockholders’ equity.

      Treasury Stock. During the years ended March 31, 2000 and 1999, the Company purchased 198,000 and 1.1 million shares, respectively, of its common stock on the open market at an average price of $41.43 and $18.29 per share, respectively. The shares are recorded at cost and are shown as a reduction of stockholders’ equity. In fiscal year 2000, the Company rescinded the repurchase program.

  Stock Based Compensation Plans

      Macromedia, Inc. Stock Option Plans. As of March 31, 2001, there are stock options outstanding in connection with the following stock option and purchase plans (the “Macromedia Plans”):

(i)	1992 Equity Incentive Plan (“EIP”)
(ii)	1993 Directors Stock Option Plan
(iii)	1993 Employee Stock Purchase Plan (“ESPP”)
(iv)	Allaire 1997 Stock Incentive Plan
(v)	Allaire 1998 Stock Incentive Plan
(vi)	Allaire 1998 Employee Stock Purchase Plan (“Allaire ESPP”)
(vii)	Andromedia 1999 Stock Option Plan
(viii)	Macromedia 1999 Stock Option Plan
(ix)	Allaire 2000 Stock Incentive Plan

      The options outstanding under the plans indicated at (iv), (v), (vi), (vii) and (ix) (the “Prior Plans”) above were assumed by the Company as a result of merger activities. The Company assumed certain options granted to former employees of the acquired companies (the “Acquired Options”) under these plans. All of the Acquired Options have been adjusted to give effect to the respective conversion terms between the Company and companies acquired.

      The EIP and Andromedia 1999 Stock Plans provide for the grant of several types of stock based awards including, incentive and nonqualified stock options, restricted stock and stock bonuses and purchase rights. The total number of shares reserved pursuant to these plans as of March 31, 2001, was 18.1 million. Any option or purchase rights under these plans that become unexercisable, without having been exercised in full, shall become available for future grant or sale.

      Under the 1993 Directors Stock Option Plan and Macromedia 1999 Stock Option Plan, 700,000 and 3.9 million shares of common stock, respectively, are reserved for grant as non-qualified stock options.

      Under the ESPP, 1.2 million shares of common stock are reserved for issuance. Under the ESPP, and subject to certain limitations, employees may purchase, through payroll deductions of 2% to 15% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. During the years ended March 31, 2001, 2000 and 1999, the Company issued 157,157, 84,358 and 145,826 shares under the plan at average prices of $39.17, $28.98 and $11.10 per share, respectively.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      Under the Allaire 1997, 1998 and 2000 Stock Incentive Plans, the Company had reserved a total of 4.7 million shares of common stock for issuance as of March 31, 2001. The Plans provide for the granting of incentive and non-qualified stock options and stock bonus awards to officers, directors, employees and consultants of the Company, which typically vest over a period of four years. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock at the date of grant and for a term not to exceed ten years.

      Under the Allaire ESPP, 178,000 shares of common stock are reserved for issuance. Under the plan, and subject to certain limitations, employees may purchase, through payroll deductions of 1% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period.

      In fiscal year 2001, the Company granted non-plan options to Company executives to purchase shares of the Company’s common stock. The options were granted with an exercise price equal to fair market value on the grant date and have terms similar to the Company’s stock option plans.

      Stock options under the Macromedia Plans are generally granted at a price equal to fair market value at the time of the grant and normally vest over four years from the date of grant. The options expire 10 years from the date of grant and are normally canceled three months after an employee’s termination.

      The following summarizes the stock option activity for the years ended March 31, 2001, 2000 and 1999 (in thousands, except per share amounts):

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding as of March 31, 1998	11,102	$7.73
Granted	3,636	16.21
Exercised	(3,168)	7.04
Cancelled	(1,390)	9.02

Options outstanding as of March 31, 1999	10,180	10.81
Granted	7,231	49.46
Exercised	(3,725)	9.85
Cancelled	(2,138)	29.25

Options outstanding as of March 31, 2000	11,548	31.92
Assumed in acquisition	4,189	17.98
Granted	7,165	56.16
Exercised	(2,790)	15.13
Cancelled	(2,427)	57.19

Options outstanding as of March 31, 2001	17,685	$37.64

14. Stock Compensation

      The Company has recorded deferred compensation or compensation expense for options issued under the Prior Plans and shockwave.com stock option plan that were issued with an exercise price less than fair value of the underlying stock at the date of grant. The fair value of the underlying common stock of shockwave.com has been determined by the Company based on factors including, but not limited to, preferred stock sales, comparisons to competitive public companies, and general market conditions. Fair value for Macromedia stock is based on the price of the Company’s common stock as traded on NASDAQ National Market. The deferred compensation portions brought over from the poolings of Andromedia and ESI were determined

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

based on an underlying common stock value of the respective companies, based upon their then fair market value. The Company recorded compensation expense related to stock options of approximately $6.0 million, $5.1 million and $300,000 in fiscal year 2001, 2000 and 1999, respectively.

      In connection with certain content development agreements entered into in fiscal year 2000, warrants for approximately 2.8 million shares of shockwave.com common stock were issued to non-employees. Each warrant entitles the holder to purchase one share of shockwave.com common stock at $0.50 per share. The warrants are immediately exercisable and expire 10 years from the date of issuance. Under the terms of the agreements, vesting of the warrants is not contingent upon any future obligations. Furthermore, the warrant agreements do not contain any vesting clauses. The Company recorded compensation expense of approximately $6.0 million in connection with the issuance of the shockwave.com warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with an expected volatility of 85%, risk-free interest rate of 5.7% and contractual life of 10 years.

      Pursuant to SFAS No. 123, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined consistently with the fair value approach enumerated in SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share for the years ended March 31, 2001, 2000 and 1999, would have been changed as indicated below (in thousands, except per share amounts):

	2001	2000	1999

Net income (loss) applicable to common stockholders:
As reported	$13,374	$6,229	$2,506
Pro-forma	$(34,273)	$(702)	$(1,877)
Net income (loss) applicable to common stockholders per share:
Basic:
As reported	$0.26	$0.14	$0.06
Pro-forma	$(0.67)	$(0.02)	$(0.05)
Diluted:
As reported	$0.24	$0.12	$0.05
Pro-forma	$(0.67)	$(0.02)	$(0.05)

      The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts.

      The weighted-average fair value of Macromedia options granted during the years ended March 31, 2001, 2000, and 1999 were $35.90, $26.79, and $10.11, respectively. The weighted average fair value of purchase rights granted under the ESPP during the years ended March 31, 2001, 2000, and 1999, were $17.82, $17.92, and $7.53 per right, respectively.

      The fair value of Macromedia options and purchase rights granted was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions used for grants in 2001, 2000, and 1999:

	Stock Option Plan			Employee Stock Purchase Plan

	2001	2000	1999	2001	2000	1999

Weighted average risk free rate	5.83%	6.07%	5.11%	4.93%	5.49%	5.08%
Expected life (years)	3.50	3.50	3.50	0.50	0.50	0.50
Expected volatility	90%	70%	73%	90%	70%	73%
Expected dividend yield	0%	0%	0%	0%	0%	0%

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      The following table summarizes information about the Macromedia’s stock options outstanding as of March 31, 2001 (in thousands, except per share amounts):

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
Range of Exercise Prices	Options	Life	Exercise Price	Options	Exercise Price

$ 0.20 – $ 0.96	350	5.58	$0.72	343	$0.72
$ 1.44 – $ 3.00	156	8.35	1.38	122	1.31
$ 3.50 – $ 5.25	83	5.25	4.48	69	4.61
$ 6.00 – $ 9.00	1,166	5.79	7.88	1,007	7.85
$ 9.31 – $ 13.00	933	7.06	11.59	549	11.25
$ 14.69 – $ 22.00	5,148	9.02	18.30	1,185	18.17
$ 22.38 – $ 32.75	2,290	8.76	28.95	841	27.99
$ 34.00 – $ 44.50	667	8.30	38.46	221	38.95
$ 45.31 – $ 63.72	4,001	9.09	56.49	173	59.13
$ 72.88 – $ 78.94	1,472	9.14	75.68	278	76.10
$ 81.13 – $ 88.61	1,107	9.05	82.33	218	83.20
$ 91.87 – $ 99.98	143	9.27	91.89	1	91.88
$100.50 – $215.50	169	9.21	100.42	2	113.85

Total	17,685	5.04	$37.64	5,009	$13.67

15. Earnings Per Share

      Basic net income per share is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common and potentially dilutive securities outstanding during the period, to the extent such potentially dilutive securities are dilutive. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of Series A, B, C, D and E convertible preferred stock.

      The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended March 31,

	2001	2000	1999

Basic Net Income Per Share Computation
Numerator:
Net income	$13,374	$8,767	$2,610
Accretion of Series C, D and E mandatorily redeemable convertible preferred stock	—	(2,538)	(104)

Net income applicable to common stockholders	$13,374	$6,229	$2,506

Denominator:
Weighted average number of common shares outstanding during the period	50,842	44,601	40,045
Basic net income applicable to common stockholders per share	$0.26	$0.14	$0.06

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

	Year Ended March 31,

	2001	2000	1999

Diluted Net Income Per Share Computation
Numerator:
Net income	$13,374	$8,767	$2,610
Accretion of Series C, D and E mandatorily redeemable convertible preferred stock	—	(2,538)	(104)

Net income applicable to common stockholders	$13,374	$6,229	$2,506

Denominator:
Weighted average number of common shares outstanding during the period	50,842	44,601	40,045
Effect of dilutive securities:
Convertible preferred stock and stock warrants	8	532	823
Stock options and restricted stock	5,914	7,137	6,374

Total	56,764	52,270	47,242

Diluted net income applicable to common stockholders per share	$0.24	$0.12	$0.05

      The following table presents potentially dilutive securities that are excluded from the diluted net income per share calculation because their effects would be antidilutive (in thousands):

	Year Ended March 31,

	2001	2000	1999

Preferred stock	—	1,593	1,046
Stock options	606	118	94

Total	606	1,711	1,140

16. Employee Benefits

      The Company maintains a 401(k) defined contribution benefit plan that covers all employees who have attained 18 years of age and provide at least 20 hours of service per week. This plan allows employees to defer up to 15% of their pretax salary in certain investments at the discretion of the employee. Employer contributions are made at the discretion of the Company’s Board of Directors. Employer contributions made to the plan during the years ended March 31, 2001, 2000, and 1999, were $1.9 million, $812,000 and $465,000, respectively.

      In addition, the Company maintains a 401(k) defined contribution plan assumed under the Allaire acquisition. All former Allaire employees over 21 are eligible under the plan and allows employees to defer up to 15% of their pretax salary. For the period from the date of consummation of the acquisition of Allaire through March 31, 2001, no contributions were made to the plan.

17. Foreign Currency Forward Contracts

      The Company enters into forward contracts to reduce its exposure to foreign currency fluctuations involving probable anticipated, but not firmly committed, transactions and transactions with firm foreign currency commitments occurring in less than one year. The Company does not enter into derivative financial instruments for trading purposes.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      As of March 31, 2001, the Company had forward contracts in Euro and Japanese Yen outstanding. The forward contracts are accounted for on a marked-to-market basis, with gains or losses recognized in the consolidated statements of income. As of March 31, 2001 and 2000, the contract amount of the forward contracts amounted to $10.8 million and $21.6 million, respectively. The future value of these contracts is subject to exchange rate risk resulting from foreign exchange rate volatility. Current market rates at the consolidated balance sheet dates were used to estimate the fair value of foreign currency forward contracts.

      The table below provides information about the Company’s outstanding forward contracts as of March 31, 2001. The information is provided in US dollar equivalents, in thousands. The table presents the notional amount of the respective contracts and their fair value (at rates in effect as of March 31, 2001):

	Notional
	Amount	Fair Value

Euro	$3,640	$(106)
Japanese Yen	7,134	(1,407)

Total	$10,774	$(1,513)

      In the event of nonperformance by counterparties, the Company is exposed to credit loss. The Company does not anticipate nonperformance by these counterparties.

18. Related Party Transactions

      During fiscal year 2001, 2000 and 1999 the Company made loans totaling $15.2 million to certain officers and other key employees in conjunction with their hiring and relocation. The notes bear interest ranging from 4.86% to 6.65% per annum and mature between 2001 and 2006.

      The total loan amount outstanding as of March 31, 2001 approximated $14.5 million, which reflects payments from certain officers and key employees. As of March 31, 2001, the stated loan amounts approximated fair value.

      The long-term outstanding loans are shown as related party loans on the face of the balance sheet. The remaining balance of $290,000 is included in prepaids and other current assets as the loans are short-term in nature. Of the total amount of loans outstanding as of March 31, 2001, $13.6 million are full recourse and secured by the personal properties of the related parties. These loans are due after termination of the officer or key employee if termination comes prior to the maturity date of the loan. The principal and accrued interest are due in full on the maturity dates of these loans. As of March 31, 2001, the Company had accrued interest of $474,000 relating to the loans.

      The remaining balance is comprised of approximately $420,000 in unsecured loans to certain key employees. These agreements are entered into as part of the Company’s recruiting efforts.

      In addition, the Company has accounts receivable due from AtomShockwave in the amount of $2.6 million. These receivables represent trade payables that the Company has paid on behalf of AtomShockwave, fees for professional services provided to AtomShockwave by the Company’s employees, and royalty receivables due based on existing agreements between AtomShockwave and the Company. As of March 31, 2001, the Company has deferred $1.5 million of revenue related to royalties due based on existing agreements between AtomShockwave and the Company and will recognize this revenue on a 90-day lag, consistent with the equity method of accounting for AtomShockwave.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

19. Segment Reporting and Geographic Information

      At March 31, 2001, the Company operated in one business segment, the Software segment. The Company’s Software segment develops software that creates Web site layout, graphics and rich media content for Internet users. Prior to fourth quarter of fiscal year 2001, the Company’s operations consisted of a second business segment, shockwave.com, which designs, develops and markets aggregated content to provide online entertainment on the Web (see Note 11). The Company’s chief executive officer is the chief operating decision maker (the “CODM”). The CODM evaluates operating segment performance based on net revenues and total operating expenses of the segment. The operating segments’ accounting policies are substantially the same as those described in the summary of accounting policies (see Note 2). The Company had intersegment transactions of $2.2 million for the year ended March 31, 2001 and none in the years ended March 31, 2000 and 1999. These intersegment transactions represent royalty revenues paid by shockwave.com. Segment data for the years ended March 31, 2001, 2000 and 1999 are shown in the following (in thousands):

Year Ended March 31,	Software	shockwave.com(1)	Total

2001
Revenues	$376,434	$13,166	$389,600
Cost of revenues	40,680	1,718	42,398

Gross margin	$335,754	$11,448	$347,202

Direct operating expenses	265,982	36,141	302,123
Acquisition related expenses and certain non-cash charges	33,066	5,580	38,646

Total operating income (loss)	$36,706	$(30,273)	$6,433

Total assets	$785,673	$—	$785,673

2000
Revenues	$255,941	$8,218	$264,159
Cost of revenues	27,725	1,104	28,829

Gross margin	$228,216	$7,114	$235,330

Direct operating expenses	177,498	25,856	203,354
Acquisition related expenses and certain non-cash charges	13,882	9,718	23,600

Total operating income (loss)	$36,836	$(28,460)	$8,376

Total assets	$285,701	$53,658	$339,359

1999
Revenues	$153,243	$—	$153,243
Cost of revenues	15,625	—	15,625

Gross margin	$137,618	$—	$137,618

Direct operating expenses	131,444		131,444
Acquisition related expenses and certain non-cash charges	989	—	989

Total operating income	$5,185	$—	$5,185

Total assets	$202,495	$—	$202,495

(1)	Due to the deconsolidation of shockwave.com, only nine months operating results have been included during fiscal year 2001.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      Operating income for the periods shown is reconciled to the consolidated net income before taxes as follows (in thousands):

	Year Ended March 31,

	2001	2000	1999

Total operating income	$6,433	$8,376	$5,185
Other income	342	6,187	5,037
Minority interest	15,336	6,179	—

Income before taxes	$22,111	$20,742	$10,222

      As of March 31, 2001, the Company was in the initial stages of integration activities with the Allaire acquisition and was evaluating the effect on its organizational and financial reporting structures.

      The Company’s operations outside the United States consist of sales offices in Japan, the United Kingdom, the Netherlands, France, Germany, Sweden, Belgium, Republic of Korea, and Canada that are wholly owned subsidiaries and a branch in Australia, and representative offices in Hong Kong and Singapore. Domestic operations are responsible for the design and development of all products, as well as shipping to meet worldwide customer commitments. The foreign sales offices receive a commission on sales within their territory. Accordingly, for financial statement purposes, it is not meaningful to segregate operating profit (loss) for the foreign sales offices. Revenues are attributed to region based on the location of the customer. Outside of the United States, no other individual country contributed more than 10% of total revenues for the years ended March 31, 2001, 2000, and 1999. Additionally, other than the United States, no individual country’s assets comprised more than 10% of total assets as of March 31, 2001, 2000, and 1999.

      The distribution of net revenues and identifiable assets by geographic areas for the years ended March 31, 2001, 2000 and 1999 are as follows (in thousands):

	2001	2000	1999

Net Revenues:
North America	$221,547	$156,494	$89,500
Europe	102,178	71,324	43,243
Japan	30,974	19,540	11,824
All Other	34,901	16,801	8,676

Total Revenues	$389,600	$264,159	$153,243

Identifiable Assets:
North America	$713,981	$315,484	$188,668
Europe	129,546	80,100	31,350
All Other	4,314	3,123	1,622
Eliminations	(62,168)	(59,348)	(19,145)

Total	$785,673	$339,359	$202,495

Long-lived assets:
United States	$510,831	$77,302	$45,065
International	4,882	1,089	775

Total	$515,713	$78,391	$45,840

20. Commitments and Contingencies

      Restricted Cash. The Company has non-current cash of approximately $9.2 million, the use of which is restricted. The restrictions on these funds involve security deposits on a lease of real property located in San

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

Francisco that is currently under construction. These funds cannot be withdrawn without the written consent of the landlord or until the security deposit is reduced pursuant to the terms of the contract. The Company has entered into a 20-year lease agreement for this property. Under the provisions of the lease, the Company is not obligated to the landlord until the landlord has obtained all necessary permits and substantially completed construction of the building. The Company is committed to a portion of the construction costs surrounding this project should the necessary permits and financing occur.

      Royalties. The Company has entered into agreements with third parties that provide for royalty payments based on a per unit wholesale price of certain products or other agreed-upon terms. Future minimum royalty payments for the years ending March 31, 2002, 2003, 2004 and 2005 are $2.6 million, $1.9 million, $1.1 million and $143,000, respectively. The Company has rights to future upgrades on certain licenses.

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

      Future minimum payments under operating leases with an initial term of more than one year and future minimum sublease income are summarized as follows (in thousands):

Year Ended March 31,	Payments	Income

2002	$25,000	$(10,985)
2003	25,790	(7,467)
2004	25,500	(3,598)
2005	24,727	(1,267)
2006	22,151	—
Thereafter	75,874	—

Total minimum lease payments	$199,042	$(23,317)

      Rent expense was $15.3 million, $7.4 million, and $4.5 million for the years ended March 31, 2001, 2000, and 1999, respectively. For the years ended March 31, 2001, 2000 and 1999, sublease income was $3.2 million, $3.0 million and $2.9 million, respectively.

      Legal. On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that Macromedia and five of its former officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of Macromedia stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding the Company’s financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and have been consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions, which were argued on December 9, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Court sustained the demurrers as to claims against Susan Bird and overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs’ motion for certification of a class of all persons who purchased Macromedia’s common stock from April 18, 1996 through January 9, 1997. Discovery proceedings are in process but a substantial portion has been completed and a jury trial has been set for November 2001. The consolidated complaint seeks damages in unspecified amounts, as well as other forms of relief. Although the Company is not able to predict the outcome of the litigation, Macromedia intends to vigorously defend the action.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      On August 10, 2000, Adobe Systems, Inc. (“Adobe”) filed suit against us in the United States District Court for the District of Delaware (Case No. 00-743-JJF). On September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleges that certain Macromedia products infringe U.S. Patents Nos. 5,546,528 and 6,084,597. On September 27, 2000, Macromedia answered the first amended complaint by denying the allegations and filing counterclaims against Adobe seeking a declaration that Adobe’s patents are invalid and unenforceable, and alleging infringement of three Macromedia patents. In particular, Macromedia alleges infringement of U.S. Patent No. 5,467,443 by at least the Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 by the Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations in Macromedia’s counterclaims. Each party is requesting monetary damages for infringement of its patents and an injunction against future infringement. Further, each party is seeking a court declaration that it is not infringing the other party’s patents, that the other parties’ patents are invalid and an award of attorneys’ fees. Discovery has begun in this matter, and trial is currently set for April 2002. Although the Company is not able to predict the outcome, Macromedia intends to vigorously defend the matter.

      On or after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by Macromedia, and individuals who were serving as officers or directors of Allaire during the periods covered by the complaints, were named as defendants in eleven virtually identical lawsuits filed in the United States District Court for the District of Massachusetts: (i) Krakauer v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11972-WGY; (ii) Dargenzio v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11973-WGY; (iii) Gordon v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11974-WGY; (iv) Large v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11986 -WGY; (v) DiMaggio v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11996-WGY; (vi) Knorr v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12014-WGY; (vii) Jarvis v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12016-WGY; (viii) Cordeiro v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12158-WGY; (ix) Fisher v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12182-WGY; (x) Crippin v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12333-WGY; and (xi) Reagor v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12377-WGY (collectively, the “initial complaints”). Each of the plaintiffs in each of the actions purport to bring their complaint on behalf of all purchasers of Allaire Corporation stock during an alleged class period (July 20, 2000 and September 18, 2000). The plaintiffs claim that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by virtue of statements that the plaintiffs claim were materially false or misleading. Plaintiffs seek damages, interest, costs, and attorneys’ fees. On December 5, 2000, Chief Judge Young of the District of Massachusetts entered an order consolidating these initial cases as In re: Allaire Corporation Securities Litigation, Case No. 00-CV-11972(WGY). The order appointed lead plaintiffs for the class and permitted them to file a consolidated complaint, to be treated as if it were the original complaint in the consolidated actions. The consolidated complaint was filed on February 20, 2001.

      On April 11, 2001, after Allaire was merged into Macromedia, a twelfth complaint was filed, Kassin v. Allaire Corporation, Joseph J. Allaire, Jeremy D. Allaire, David A. Gerth, and David J. Orfao, Civil Action No. 01-10600 -WGY (the “subsequent complaint”). This complaint, filed on behalf of the plaintiff (and not a class), contains substantially the same allegations as the initial complaints, but in addition asserts claims for common law fraud and negligent misrepresentation.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

      The defendants intend to file a motion to dismiss the consolidated initial complaints and the subsequent complaint. The litigation is in its early stages, and the Company is not able to predict the outcome of the litigation at this time, but the Company intends to defend all of these claims vigorously.

      The Company intends to defend all of the above noted claims vigorously. It is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made, and the Company believes, based on information it presently possesses, that the conclusion of these claims will not have a material adverse effect on the Company’s consolidated financial position. However, there can be no assurance that an adverse judgment, if granted on any claim would not have a material adverse effect on the Company’s business, consolidated financial position or consolidated results of operations.

21. Subsequent Events

      Restructuring. In April 2001, the Company began executing a restructuring and cost containment plan delivering cost synergies associated with the Allaire acquisition and aligning its cost structure with the weaker business environment. In connection with the restructuring, the Company terminated approximately 200 employees, primarily in the sales and marketing and general and administrative functions, and as a result, incurred employee termination costs such as severance benefits. In addition, the Company will incur additional charges associated with vacating certain facilities and potential asset write-offs. The Company expects to record these charges beginning in the first quarter of fiscal year 2002.

      Option Exchange. On May 4, 2001, the Company announced an offer for existing stock option holders to exchange outstanding stock options for new options to be granted in excess of six months and one day from the date the offer expires, which is June 4, 2001 (the “Option Exchange”). Under the terms of the Option Exchange, option holders will receive an equal number of options for those they elected to exchange sometime between December 5, 2001 and January 21, 2002 with exercise prices at the then fair market value. Options that were granted and are outstanding under the Macromedia, Inc. 1992 Equity Incentive Plan, the Macromedia, Inc. 1999 Stock Option Plan and the Andromedia, Inc. 1999 Stock Plan, along with some non-plan option grants that were originally granted by Macromedia, will be eligible under the Option Exchange. In addition, the vesting period of options exchanged in connection with the Option Exchange will remain the same as the original grant, with time between the cancel date and the replacement grant date under the Option Exchange included in the vesting term. The Company will not incur any financial statement impact as a result of the initial cancellation upon acceptance of the Option Exchange, but may incur potential dilution of income per share upon the subsequent issuance of options in the December 2001 and January 2002 time frame.

      AtomShockwave Restructuring. On June 1, 2001, the Company’s equity investee, AtomShockwave, announced that it would be laying off the majority of its workforce and closing several offices in conjunction with a planned restructuring.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2001

22. Quarterly Results and Stock Market Data (unaudited)

      Summarized quarterly financial information for fiscal years 2001 and 2000 is as follows (in thousands, except per share data):

	Quarter Ended

Fiscal Year	June 30	September 30	December 31	March 31

2001
Total revenues	$94,764	$102,421	$103,338	$89,077
Gross profit	84,653	90,032	93,601	78,916
Operating income (loss)	8,038	5,792	10,832	(18,229)
Net income (loss)	12,007	10,312	12,829	(21,774)
Net income (loss) applicable to common stockholders	12,007	10,312	12,829	(21,774)
Net income (loss) applicable to common stockholders per share — basic	0.24	0.20	0.25	(0.42)
Net income (loss) applicable to common stockholders per share — diluted	0.21	0.18	0.23	(0.42)
Common Stock Price Range:
High	$60.98	$84.56	$118.48	$114.56
Low	$14.38	$58.19	$56.94	$44.81
2000
Total revenues	$51,232	$59,313	$64,332	$89,282
Gross profit	45,478	53,384	57,479	78,989
Operating income	2,897	1,256	2,529	1,694
Net income	1,727	225	1,272	5,543
Net income (loss) applicable to common stockholders	1,563	(792)	(85)	5,543
Net income (loss) applicable to common stockholders per share — basic	0.04	(0.02)	0.00	0.12
Net income (loss) applicable to common stockholders per share — diluted	0.03	(0.02)	0.00	0.10
Common Stock Price Range:
High	$50.00	$49.25	$88.69	$100.00
Low	$32.88	$27.38	$39.88	$62.00

      The Company has not paid cash dividends and has no present plans to do so. There were 453 stockholders of record as of May 8, 2001, excluding stockholders whose stock is held in nominee or street name by brokers.

MACROMEDIA, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charge to
	Balance at	Costs		Balance at
	Beginning of	and		End of
Description	Period	Expenses	Deduction	Period

Allowance for Doubtful Accounts
Year ended March 31, 2001	$1,659	$812	$940	$1,531
Year ended March 31, 2000	1,122	801	264	1,659
Year ended March 31, 1999	1,075	125	78	1,122

Allowance for Returns
Year ended March 31, 2001	$9,221	$20,645	$17,967	$11,899
Year ended March 31, 2000	8,477	13,641	12,897	9,221
Year ended March 31, 1999	6,531	11,958	10,012	8,477

EXHIBIT 21.01

LIST OF REGISTRANT’S SUBSIDIARIES

Percentage Owned By
Macromedia, Inc.	Country of Organization

Macromedia Ireland (PTY) Ltd. 100%	Ireland
Allaire Corporation 100%	United States
Macromedia Canada Ltd. 100%	Canada
AtomShockwave Corp. 38%	United States

Percentage Owned By
Macromedia Ireland Ltd.

Macromedia Netherlands B.V. 100%	Netherlands
Macromedia Europe Limited 100%	United Kingdom
Macromedia KK 100%	Japan

EXHIBIT 23.01

CONSENT OF INDEPENDENT AUDITORS

The Board of Directors

Macromedia, Inc.

      We consent to incorporation by reference in the registration statements (Nos. 333-92233, 333-89247, 333-64141, 333-57708, 333-44016, 333-39285, 333-24713 and 333-08435) on Form S-8 of Macromedia, Inc. of our reports dated April 27, 2001, except for note 21, which is as of June 1, 2001, relating to the consolidated balance sheets of Macromedia and subsidiaries as of March 31, 2001, and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2001, and the related financial statement schedule, which reports appear in the March 31, 2001, annual report on Form 10-K of Macromedia, Inc.

/s/ KPMG LLP

Mountain View, California

June 8, 2001

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.01	Agreement and Plan of Merger dated January 16, 2001, as amended and restated January 29, 2001, by and among Macromedia, Inc., Alaska Acquisition Corporation, and Allaire Corporation.(a)
2.02	Agreement and Plan of Reorganization dated December 14, 2000, by and among shockwave.com, Inc., a Delaware Corporation and Atom Corporation, a Washington Corporation.(b)
3.01	Registrant’s Amended and Restated Certificate of Incorporation.(c)
3.02	Certificate of Amendment of Registrant’s Amended and Restated Certificate of Incorporation.(d)
3.03	Certificate of Amendment of Registrant’s Amended and Restated Certificate of Incorporation.(q)
3.04	Registrant’s amended and restated Bylaws effective May 3, 2001.(*)
10.01	1992 Equity Incentive Plan and related documents, as amended to date.(n)(***)
10.02	1993 Directors Stock Option Plan and related documents, as amended to date.(o)(***)
10.03	Non-Plan Form Agreements.(i)(***)
10.04	Registrant’s Form of Non-Plan Stock Option Grant.(n)(***)
10.05	Registrant’s 1999 Stock Option Plan.(n)(***)
10.06	Andromedia, Inc. 1999 Stock Option Plan.(k)(***)
10.07	Allaire Corporation 1997 Stock Incentive Plan.(p)(***)
10.08	Allaire Corporation 1998 Stock Incentive Plan.(p)(***)
10.09	Allaire Corporation 2000 Stock Incentive Plan.(p)(***)
10.10	Allaire Corporation 1998 Employee Stock Purchase Plan.(p)(***)
10.11	Allaire Corporation Non-Plan Stock Option Grants.(p)(***)
10.12	Form of Indemnification Agreement entered into by Registrant with its directors and executive officers.(e)
10.13	Twelfth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated November 26, 1996 and Thirteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997 and Fourteenth Amendment to Lease Agreement by and between Registrant and Toda Development, Inc. dated February 25, 1997.(f)
10.14	Employment Agreement between the Registrant and Robert K. Burgess dated August 25, 1996. (g)(***)
10.15	Loan Agreement between Registrant and Brian and Sharon Allum, dated July 15, 1997.(h)(***)
10.16	Loan Agreement between Registrant and Steven A. and Nancy M. Elop, dated April 24, 1998.(j)(***)
10.17	Lease Agreement by and between Registrant and Zoro LLC, dated April 15, 1999.(l)
10.18	First Amendment to Lease agreement by and between Registrant and Zoro LLC, dated July 1, 1999.(l)
10.19	Lease Agreement by and between Registrant and Oelsner Commercial Properties, dated February 28, 2000.(l)
10.20	Employment Agreement between the Registrant and Brian Allum dated July 22, 1997.(l)(***)
10.21	Built to suit lease, dated April 20, 2000 between the Registrant, Kaufman Family Partnership, Ronald H. Kaufman and Barbara Kaufman.(m)
10.22	Distribution Agreement by and between the Registrant and Ingram Micro, Inc. dated March 28, 1996.(r)(**)

Exhibit
Number	Exhibit Title

21.01	List of Registrant’s subsidiaries (see page F-49 of this Form 10-K).
23.01	Consent of KPMG LLP, Independent Auditors (see page F-50 of this Form 10-K).
24.01	Power of Attorney (see page 16 of this Form 10-K).

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 filed on February 2, 2001 (Registration Statement No. 333-54930).

(b)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 27, 2001.

(c)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on (Registration Statement No. 33-89092).

(d)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A filed on October 5, 1995.

(e)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration Statement No. 33-70624).

(f)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(g)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(h)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on October 31, 1997 (Registration Statement No. 333-39285).

(j)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

(k)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on December 07, 1999 (Registration Statement No. 333-92233).

(l)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(m)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(n)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on August 17, 2000 (Registration Statement No. 333-44016).

(o)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on September 24, 1998 (Registration Statement No. 333-64141).

(p)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on March 27, 2001 (Registration Statement No. 333-57708).

(q)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(r)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(*)	Filed herewith.

(**)	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been redacted and marked with a double asterisk. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.

(***)	Represents a management contract or compensatory plan or arrangement.