Form 10-Q
period 2001-06-30
MACROMEDIA INC
filed 2001-08-03
CIK 913949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File No. 000-22688

MACROMEDIA, INC.
(A Delaware Corporation)

I.R.S. Employer Identification No. 94-3155026

600 Townsend Street
San Francisco, California 94103
(415) 252-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: $0.001 par value Common Stock; 57,853,442 shares outstanding on July 17, 2001.

MACROMEDIA, INC. AND SUBSIDIARIES

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	March 31,
ASSETS	2001	2001

Current assets:

Cash and cash equivalents	$102,554	$116,507

Short-term investments	51,921	61,463

Total cash, cash equivalents and short-term investments	154,475	177,970

Accounts receivable, net	33,747	37,861

Receivable from equity affiliate	—	2,621

Inventory	2,967	2,114

Prepaid expenses and other current assets	19,361	22,556

Deferred tax assets, short-term	14,861	12,663

Total current assets	225,411	255,785

Land and building, net	17,896	18,109

Other fixed assets, net	79,113	96,495

Related party loans	15,395	14,175

Investment in equity affiliate	9,349	31,290

Intangible assets, net	309,172	345,234

Restricted cash	11,409	9,202

Other long-term assets	7,941	15,383

Total assets	$675,686	$785,673

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$6,981	$8,273

Accrued liabilities	67,711	91,033

Accrued restructuring, current	12,101	—

Unearned revenue	17,839	16,982

Total current liabilities	104,632	116,288

Accrued restructuring, non-current	9,779	—

Other long-term liabilities	1,329	1,172

Total liabilities	115,740	117,460

Stockholders’ equity:

Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued as of June 30, and March 31, 2001, respectively	—	—

Common stock, par value $0.001 per share; 200,000 shares authorized; 59,554 and 59,221 shares issued as of June 30, and March 31, 2001, respectively	60	59

Treasury stock at cost; 1,818 shares as of June 30, and March 31, 2001	(33,649)	(33,649)

Additional paid-in capital	716,453	713,579

Deferred compensation	(593)	(907)

Accumulated other comprehensive income	626	308

Accumulated deficit	(122,951)	(11,177)

Total stockholders’ equity	559,946	668,213

Total liabilities and stockholders’ equity	$675,686	$785,673

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,

	2001	2000

Revenues	$88,743	$94,764

Cost of revenues	11,137	10,111

Gross profit	77,606	84,653

Operating expenses:

Sales and marketing	48,621	38,886

Research and development	29,946	24,915

General and administrative	12,736	8,901

Acquisition-related expenses	—	1,674

Non-cash compensation	—	1,923

Restructuring expenses	39,539	—

Amortization of intangibles	29,065	316

Total operating expenses	159,907	76,615

Operating income (loss)	(82,301)	8,038

Other income (expense):

Interest and investment income	2,270	3,192

Loss on investments	(6,683)	—

Loss on equity affiliate	(26,861)	—

Other	556	441

Total other income (expense)	(30,718)	3,633

Minority interest	—	3,922

Income (loss) before income taxes	(113,019)	15,593

Benefit (provision) for income taxes	1,245	(3,586)

Net income (loss)	$(111,774)	$12,007

Net income (loss) per share:

Basic	$(1.94)	$0.24

Diluted	$(1.94)	$0.21

Weighted average common shares outstanding used in calculating net income (loss) per share:

Basic	57,522	49,462

Diluted	57,522	56,638

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(111,774)	$12,007

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	41,801	7,435

Deferred income taxes	(2,198)	(394)

Tax benefit from employee stock plans	—	3,538

Non-cash compensation	—	160

Minority interest	—	(3,922)

Impairment of long-lived assets	13,062	—

Loss on investments	6,683	—

Loss on equity affiliate	26,861	—

Change in operating assets and liabilities:

Accounts receivable, net	7,358	5,111

Inventory	(853)	(166)

Prepaid expenses and other current assets	2,706	(1,018)

Accounts payable	(1,292)	(1,909)

Accrued liabilities	(15,673)	3,505

Accrued restructuring	21,880	—

Unearned revenue	857	(103)

Net cash provided by (used in) operating activities	(10,582)	24,244

Cash flows from investing activities:

Capital expenditures	(10,357)	(17,007)

Purchase of short-term investments	(26,057)	(31,339)

Maturities and sales of short-term investments	35,917	20,462

Related party loans receivable	(1,221)	(1,519)

Purchase of investments	—	(2,513)

Purchase of investments in equity affiliate	(2,995)	—

Purchase of restricted cash	(2,207)	(4,475)

Sale (purchase) of other assets	279	(2,520)

Other long-term liabilities	157	56

Net cash used in investing activities	(6,484)	(38,855)

Cash flows from financing activities:

Proceeds from issuance of subsidiary preferred stock	—	4,732

Proceeds from issuance of common stock, net	3,113	23,979

Net cash provided by financing activities	3,113	28,711

Increase (decrease) in cash and cash equivalents	(13,953)	14,100

Cash and cash equivalents, beginning of period	116,507	115,084

Cash and cash equivalents, end of period	$102,554	$129,184

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

     Macromedia develops software that enables its customers to build, rapidly deploy, and manage relatively simple to sophisticated Websites that provide dynamic content, personalized interaction, and secure business transactions. Macromedia’s products range from stand-alone products for Web authoring and graphics creation to products that provide robust, secure, scalable foundations for building online applications that support online commerce, strengthen customer and partner relationships, and automate key business processes. Macromedia sells its products through a network of distributors, value-added resellers (VAR’s), its own sales force and Website, and to original equipment manufacturers (OEM’s) in North America, Europe, Asia Pacific and Latin America. In addition, Macromedia derives revenues from software maintenance and technology licensing agreements. Macromedia, Inc. and its subsidiaries are hereinafter collectively referred to as the “Company” or “Macromedia”.

2. Basis of Presentation

     The condensed consolidated financial statements at June 30, 2001 and March 31, 2001 and for the three months ended June 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of Macromedia’s financial position and operating results for the interim periods. As of June 30, 2001, the Company allocates the amortization of its deferred compensation to its cost of revenues, sales and marketing, research and development, and general and administrative functions.

     At June 30, 2000, the Company owned a controlling interest in the outstanding voting stock of AtomShockwave (formerly shockwave.com) and accounted for AtomShockwave as a consolidated subsidiary. Since March 31, 2001, the Company has accounted for its investment in AtomShockwave under the equity method of accounting due to the deconsolidation of AtomShockwave during the fourth quarter of fiscal year 2001 (see Note 4). Prior to the Company’s deconsolidation of AtomShockwave, gains or losses from the sale of subsidiary capital stock were recorded in additional paid-in-capital, net of tax. Historically, the Company considered AtomShockwave a start up and the ultimate realization of the adjustments relating to these transactions was not assured. As such, no gains or losses were recognized by the Company.

     These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results for the fiscal year ended March 31, 2002 or any other future periods.

     Certain amounts in the accompanying condensed consolidated financial statements for the three months ended June 30, 2000 have been reclassified in order to conform with the presentation of the condensed consolidated financial statements for the three months ended June 30, 2001.

3. Investments

     The Company holds non-marketable investments in the common and preferred stock of several companies. These strategic investments do not represent a greater than 20% voting interest in the investee and the Company does not have the ability to significantly influence the investee’s management. Accordingly the investments are accounted for on the cost basis. Impairment losses are recognized on these strategic investments when the Company determines that there has been a decline in the carrying amount of the investment that is other than temporary. During the three months ended June 30, 2001 the Company recorded impairment losses on strategic investments of $6.7 million. The losses represented write-offs or write-downs of the Company’s carrying amount of these investments and were determined by using, among other factors, the inability of the investee to obtain additional private financing, the suspension of an investee’s current operations, and uncertain financial conditions of the investees.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investment in Equity Affiliate

     At March 31, 2001 the Company owned 38% of the voting common and preferred stock outstanding of AtomShockwave and accordingly accounted for its ownership under the equity method of accounting. The Company accounts for its share of AtomShockwave’s losses on a 90-day lag due to AtomShockwave’s inability to provide timely financial statements.

     During the first quarter of fiscal year 2002, the Company recorded a loss of approximately $5.8 million on its equity affiliate reflecting its share of AtomShockwave losses for the three months ended March 31, 2001. The Company also made additional investments in AtomShockwave in return for pending secured promissory notes of $2.2 million and the purchase of $2.4 million in AtomShockwave common stock. These investments were made in arms-length transactions with AtomShockwave and certain Macromedia executives. In addition, Macromedia and AtomShockwave are currently revising the terms of their license agreement.

     In June 2001, AtomShockwave announced a restructuring plan which included significant staff reduction and the closure of several offices to enable the company to operate within its existing funding. As a result, at June 30, 2001 the Company reviewed the carrying amount of its investment in AtomShockwave, which resulted in the write-down of the Company’s investment in AtomShockwave by approximately $20.8 million and the write-off of certain receivables totaling approximately $344,000. The Company’s recognition of its share of AtomShockwave’s losses, write-down of its investment, and write-off of certain receivables were recorded as a loss on equity affiliate in its statement of operations.

     At June 30, 2001, the Company held approximately 40% of the outstanding voting stock of AtomShockwave and will record its share of AtomShockwave’s results for the three months ended June 30, 2001 during its second quarter of fiscal year 2002.

5. Earnings (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and warrants. Potentially dilutive securities were not included in the computation of diluted net loss per share for the three months ended June 30, 2001 because their effects would be antidilutive due to the Company’s loss position.

     The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	June 30,

	2001	2000

Basic Net Income (Loss) Per Share Computation

Numerator:

Net income (loss)	$(111,774)	$12,007

Denominator:

Weighted average number of common shares outstanding	57,522	49,462

Basic net income (loss) per share	$(1.94)	$0.24

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	June 30,

	2001	2000

Diluted Net Income (Loss) Per Share Computation

Numerator:

Net income (loss)	$(111,774)	$12,007

Denominator:

Weighted average number of common shares outstanding during the period	57,522	49,462

Effect of dilutive securities:

Convertible preferred stock and stock warrants	—	16

Stock options and restricted stock	—	7,160

Total	57,522	56,638

Diluted net income (loss) per share	$(1.94)	$0.21

     The table below presents potentially dilutive securities that are excluded from the diluted net income (loss) per share calculation because their effects would be antidilutive. Potentially dilutive securities for the three months ended June 30, 2001 consist of all restricted stock, warrants, and stock options outstanding due to the Company’s loss position (in thousands):

	Three Months Ended June 30,

	2001	2000

Restricted stock and warrants	35	—

Stock options	9,113	19

Total	9,148	19

6. Intangible Assets

     Intangible assets as of June 30, and March 31, 2001 consisted of the following (in thousands):

	June 30,	March 31,
	2001	2001

Goodwill	$278,416	$285,413

Developed technology	34,000	34,000

Assembled workforce	24,975	24,975

Other intangibles	6,911	6,911

	344,302	351,299

Less accumulated amortization	(35,130)	(6,065)

	$309,172	$345,234

7. Comprehensive Income (Loss)

     Statement of Financial Accounting Standards (“SFAS No. 130”), Reporting Comprehensive Income (Loss), which establishes the standards for the reporting of comprehensive income (loss) and its components, requires unrealized gains and losses on the Company’s available-for-sale securities to be included in comprehensive income (loss). The only component of the Company’s Comprehensive Income (Loss) is unrealized gains on securities classified as available-for-sale. The following table sets forth the calculation of comprehensive income (loss), net of tax (in thousands):

	Three Months Ended

	2001	2000

Net income (loss)	$(111,774)	$12,007

Unrealized gain on securities	318	2

Comprehensive income (loss)	$(111,456)	$12,009

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Business Combination

     During March 2001, the Company acquired Allaire Corporation (“Allaire”) for a total purchase price of $428.0 million. The excess of the purchase price over the net tangible assets acquired totaled $364.9 million, of which $18.0 million was expensed in the fourth quarter of fiscal year 2001 as acquired in-process research and development. The remaining $346.9 million of the purchase price was recorded as goodwill and other intangible assets, and are being amortized on a straight-line basis over a period of three years. During the three months ended June 30, 2001, the Company recorded net purchase price adjustments totaling approximately $7.0 million. These adjustments primarily relate to a decrease in Allaire liabilities assumed at the acquisition date and were recorded as a reduction to goodwill.

9. Change in Accounting Estimate

     The Company is in the process of replacing its existing Website infrastructure with technology acquired from Allaire. The Company’s Website is integral to support its sales and marketing, customer support, on-line product distribution, and technical support to customers. As a result, management has evaluated the useful life of the current infrastructure and decreased its remaining estimated useful life to 6 months, revised from an original useful life of 36 months. This change in estimated useful life was applied prospectively commencing April 1, 2001 and has resulted in an increase to depreciation expense and corresponding increase to loss before taxes of $4.2 million for the quarter ended June 30, 2001.

10. Accrued Restructuring

     In April 2001, the Company began executing a restructuring plan to deliver cost synergies associated with the acquisition of Allaire during the fourth quarter of fiscal year 2001 and align its cost structure with the weaker business environment. In connection with the restructuring, the Company recorded expenses totaling approximately $39.5 million. These expenses were recorded in continuing operations for the three months ended June 30, 2001, and were recognized in accordance with Emerging Issues Task Force (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), Staff Accounting Bulletin (“SAB”) No. 100, Restructuring and Impairment Charges, and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Detail of the expenses, payment activity and ending accrual balance related to the restructuring is presented in the following table (in thousands):

				Accrual balance
			Non-cash	as of
Restructuring Expenses:	Total expense	Cash payments	charges	June 30, 2001

Facilities	$19,684	$(925)	$—	$18,759

Impairment of fixed assets	13,062	—	(13,062)	—

Workforce reduction	4,248	(3,358)	—	890

Other charges	2,545	(175)	(139)	2,231

Total	$39,539	$(4,458)	$(13,201)	$21,880

     Restructuring expenses associated with facilities represent estimated and actual costs for approximately 18 facilities to either fulfill the Company’s lease obligation net of sublease income, the net fees expected to be incurred to sublet certain facilities, or the estimated amount to be paid to terminate the lease contract before the end of the lease term. The Company expects to make future rent expense payments, net of sublease income, on its contractual lease obligations for these facilities, the longest of which extends through fiscal year 2011.

     In connection with the restructuring plan, the Company also incurred expenses relating to the impairment of fixed assets. The impairments represent write-offs or write downs of leasehold improvements and furniture and fixtures deemed to be excess due to the closure of office facilities and termination of employees.

     Under the plan, the Company had a workforce reduction where it terminated approximately 200 employees, primarily in North America and the United Kingdom and across all of Macromedia’s business functions. The worldwide workforce reductions started during the current quarter and payments are expected to be substantially complete during the second quarter of fiscal year 2002. The costs consisted of employee termination and severance expenditures, which represent severance, fringe benefits and job placement costs.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Included in the restructuring are other charges of approximately $2.5 million, of which $1.7 million relates to non-severance obligations under an amendment to contractual agreements with certain personnel. The remaining $879,000 relates to contract cancellation fees surrounding marketing contracts, including advertising. The Company expects to complete payments under these obligations during the fourth quarter of fiscal year 2002.

11. Segments of an Enterprise and Related Information

     At June 30, 2001, the Company operated in one business segment, the Software segment. The Company’s Software segment develops software that enables its customers to build, rapidly deploy, and manage relatively simple to sophisticated Websites that provide dynamic content, personalized interaction, and secure business transactions. Due to the acquisition of Allaire during the fourth quarter of fiscal year 2001, the Company is currently realigning its products into three product lines: DreamTools, Rich Media, and Server Products. Enterprise wide revenue by product line for the current quarter is disclosed in the following table (in thousands). Information for three months ended June 30, 2000 is not disclosed, as it is impracticable to do so.

			Server
Three Months Ended June 30, 2001	DreamTools	Rich Media	Products	Other	Total

Revenues	$32,493	$31,760	$18,681	$5,809	$88,743

     The Company is currently in the process of completing its integration with Allaire and developing a methodology for allocation of costs by product line as well as revising the data reviewed by the chief operating decision maker (the “CODM”). Accordingly, the CODM currently evaluates operating segment performance based on net revenues and total operating expenses of the Software segment. The Company’s chief executive officer is its CODM. The operating segments’ accounting policies are the same as those described in the summary of accounting policies in the Company’s annual report on Form 10-K for the year ended March 31, 2001.

     Prior to the fourth quarter of fiscal year 2001, the Company’s operations included a second business segment, shockwave.com (currently AtomShockwave), a provider of online entertainment on the Web. The Company had no intersegment transactions for the three months ended June 30, 2001 and $932,000 for the three months ended June 30, 2000. These intersegment transactions represent royalty revenues paid by shockwave.com. Segment data for the three months ended June 30, 2001 and 2000 are shown in the following tables (in thousands):

		shockwave-
Three Months Ended June 30, 2001	Software	.com	Total

Revenues	$88,743	$—	$88,743

Cost of revenues (1)	11,125	—	11,125

Gross profit	77,618	—	77,618

Direct operating expenses (1)	91,239	—	91,239

Acquisition related, restructuring, and certain non-cash charges (1)	68,680	—	68,680

Total operating income (loss)	$(82,301)	$—	$(82,301)

Total assets	$675,686	$—	$675,686

(1)	The Company allocated non-cash compensation for the three-months ended June 30, 2001 to cost of revenues, sales and marketing, research and development, and general and administrative expenses. Accordingly, approximately $76,000 of non-cash compensation from these administrative functions is included in acquisition related, restructuring, and certain non-cash charges.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		shockwave-
Three Months Ended June 30, 2000	Software	.com	Total

Revenues	$90,313	$4,451	$94,764

Cost of revenues	9,470	641	10,111

Gross profit	80,843	3,810	84,653

Direct operating expenses	60,695	12,007	72,702

Acquisition-related expenses and certain non-cash charges	2,124	1,789	3,913

Total operating income (loss)	$18,024	$(9,986)	$8,038

Total assets	$332,526	$50,641	$383,167

     A reconciliation of the totals reported for the combined operating segments to the applicable line items in the consolidated financial statements for the three months ended June 30, 2001 and 2000 is as follows (in thousands):

	Three Months Ended
	June 30,

	2001	2000

Total operating income (loss)	$(82,301)	$8,038

Other income (loss)	(30,718)	3,633

Minority interest	—	3,922

Income (loss) before taxes	$(113,019)	$15,593

12. Commitments and Contingencies

     Restricted Cash.  The Company has non-current cash of approximately $11.4 million, the use of which is restricted. The restrictions on these funds primarily involve a security deposit on a lease of real property located in Newton, Massachusetts. These funds cannot be withdrawn without the written consent of the landlord or until such time the Company obtains other sources for the deposit requirements.

     Legal.  On July 31, 1997, a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that we and five of our former officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of our stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding our financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and have been consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions, which were argued on December 9, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Court sustained the demurrers as to claims against Susan Bird and overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs’ motion for certification of a class of all persons who purchased our common stock from April 18, 1996 through January 9, 1997. Discovery proceedings are in process but a substantial portion has been completed and a jury trial has been set for December 2001. The consolidated complaint seeks damages in unspecified amounts, as well as other forms of relief. Although we are not able to predict the outcome of the litigation, we intend to vigorously defend the action.

     On August 10, 2000, Adobe Systems, Inc. (“Adobe”) filed suit against us in the United States District Court for the District of Delaware (Case No. 00-743-JJF). On September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleges that certain of our products infringe U.S. Patents Nos. 5,546,528 and 6,084,597. On September 27, 2000, we answered the first amended complaint by denying the allegations and filing counterclaims against Adobe seeking a declaration that Adobe’s patents are invalid and unenforceable, and alleging infringement of three of our patents. In particular, we allege infringement of U.S. Patent No. 5,467,443 by at least the Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 by the Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations in our counterclaims. Each party is requesting monetary damages for infringement of its patents and an injunction against future infringement. Further, each party is seeking a court declaration that it is not infringing the other party’s patents, that the other parties’ patents are invalid and an award of attorneys’ fees. Discovery has begun in this matter, and trial is currently set for April 2002. Although we are not able to predict the outcome of the litigation, we intend to vigorously defend and pursue the matter.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

     On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by us, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeking damages, interest, and attorneys’ fees and costs. On April 26, 2001, the defendants served a motion to dismiss the Class Action, which will be filed with the Court once the parties have concluded their briefing of that motion.

     On April 11, 2001, Allaire, after it was merged into Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. On May 17, 2001, the defendants served a motion to dismiss Kassin, which will be filed with the Court once the parties have concluded their briefing of that motion. Although the Class Action and Kassin litigation are in their early stages and we are not able to predict the outcome of the litigation at this time, we intend to defend these claims vigorously.

MACROMEDIA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties, and other factors, some of which are beyond our control. Therefore, actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those risks and uncertainties identified under “Risk Factors that May Affect Future Results of Operations” and the other risks detailed from time to time in our reports and registration statements filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report, and we will not necessarily update information in this report if any of these forward-looking statements later turn out to be inaccurate.

Results of Operations

     Overview.  Macromedia, Inc. develops, markets, and supports software products, technologies, and services to create Web content and applications. Our products enable our customers to build, rapidly deploy, and manage relatively simple to sophisticated Websites that provide dynamic content, personalized interaction, and secure business transactions. Macromedia’s products range from stand-alone products for Web authoring and graphics creation to products that provide robust, secure, scalable foundations for building online applications that support online commerce, strengthen customer and partner relationships, and automate key business processes.

     On March 20, 2001, we acquired Allaire Corporation (“Allaire”), a publicly held company that provides software products for companies building their businesses on the Web. Accordingly, our results for the current quarter include a full quarter of operations from the former Allaire entity. Due to the acquisition of Allaire, we are currently realigning our products into three product lines: DreamTools Products, including Dreamweaver, Dreamweaver UltraDev, Fireworks, and HomeSite; Rich Media Products, including Flash, Director, FreeHand, Authorware, Flash Player, and Shockwave Player; and Server Products, including ColdFusion, JRun, and Generator. Training and other miscellaneous revenues are included in Other Revenue.

     Prior to the fourth quarter of fiscal year 2001, our operations included a business segment consisting of our then consolidated subsidiary, AtomShockwave (formerly shockwave.com), a provider of online entertainment on the Web. On January 14, 2001, shockwave.com consummated its merger with AtomFilms, with the surviving company named AtomShockwave. As a result of the transaction, we no longer consolidate the results of AtomShockwave and currently operate in one business segment, the Software segment. We evaluate operating segment performance based on net revenues and total operating expenses of the Software segment. The operating segments’ accounting policies are the same as those described in the summary of accounting policies in our annual report on Form 10-K for the year ended March 31, 2001.

     Revenues.  We sell our products through a network of distributors, value-added resellers (VAR’s), our own sales force and Website, and to original equipment manufacturers (OEM’s) in North America, Europe, Asia Pacific, and Latin America. In addition, we derive revenues from software maintenance and technology licensing agreements.

     Revenues for the Software segment have declined by $1.6 million, to $88.7 million for the current quarter from $90.3 million in the first quarter of fiscal year 2001. The majority of the decrease is attributable to a decline in demand for our Rich Media Products (primarily Director, FreeHand and Flash) and DreamTools Products, (primarily Dreamweaver), in line with the overall market decline for our core software products. This decline was partially offset by contributions from Server Products resulting from our merger with Allaire.

     Consolidated revenues have decreased by $6.0 million or 6% to $88.7 million for the three months ended June 30, 2001 from $94.8 million for the three months ended June 30, 2000. The consolidated decrease is due to the Software segment’s decline in revenues as well as our deconsolidation of shockwave.com, which accounted for $4.5 million of our consolidated revenues for the three months ended June 30, 2000.

MACROMEDIA, INC. AND SUBSIDIARIES

     Our revenues from North America for the Software segment have increased by $6.3 million to $56.6 million for the current quarter from $50.3 million in the first quarter of fiscal year 2001. International revenues for the Software segment decreased by $7.9 million to $32.1 million when comparing the same time periods. The increase in North America revenues is primarily due to new product launches and the contribution of Allaire Server Products, which were primarily sold in North America during the current quarter. This increase in North America was partially offset by the decline in demand for our core software products. The decline in international revenues is primarily due to lower demand for our products in Japan and Europe. (See “Risk Factors That May Affect Future Results of Operations — Risks of International Operations” for additional information.) The following table summarizes revenues by geography for the Software segment (in millions, except percentages):

	Three Months Ended June 30,

	2001	2000	% change

North America	$56.6	$50.3	12.5%

% of total revenues	64%	56%

International	$32.1	$40.0	(19.8)%

% of total revenues	36%	44%

Total revenues	$88.7	$90.3	(1.7)%

     Gross profit.  Gross profit for the Software segment has declined by $3.2 million to $77.6 million for the current quarter from $80.8 million in the first quarter of fiscal year 2001. The decrease is primarily due to increases in service-related training costs, material, and royalty costs which have increased due to our acquisition of Allaire.

     Consolidated gross profit decreased by $7.0 million or 8% to $77.6 million for the three months ended June 30, 2001 from $84.7 million for the three months ended June 30, 2000. The consolidated decrease is due to the Software segment’s decreased gross profit as well as our deconsolidation of shockwave.com, which accounted for $3.8 million of our consolidated gross profit for the three months ended June 30, 2000.

     Sales and marketing.  Sales and marketing expenses for the Software segment have increased by $14.4 million to $48.6 million for the current quarter from $34.2 million for the first quarter of fiscal year 2001. The increase is mainly due to growth in headcount as a result of our acquisition of Allaire, increased information technology and infrastructure costs, and increased facilities charges to accommodate our growth. A portion of the increased infrastructure costs relates to increased amortization during the current quarter due to a revision of the useful life for our existing Website infrastructure, which is being replaced by developed architecture using technologies acquired from Allaire. This change in estimated useful life was applied prospectively commencing April 1, 2001, and resulted in a remaining useful life of 6 months, revised from an original useful life of 36 months.

     Consolidated sales and marketing expenses increased by $9.7 million or 25% to $48.6 million for the three months ended June 30, 2001 from $38.9 million for the three months ended June 30, 2000. The consolidated increase is due to the Software segment’s increased sales and marketing costs, offset by our deconsolidation of shockwave.com, which accounted for $4.7 million of our consolidated sales and marketing expenses for the three months ended June 30, 2000.

     Research and development.  Research and development expenses for the Software segment increased by $10.8 million to $29.9 million for the current quarter from $19.1 million for the first quarter of fiscal year 2001. The increase is attributable primarily to headcount growth, increased information technology infrastructure costs, and increases in facility charges to accommodate our growth. Our headcount growth is primarily attributable to our acquisition of Allaire. A portion of the increase relates to increased amortization during the current quarter due to a revision of the useful life for our existing Website infrastructure, which is being replaced by developed architecture using technologies acquired from Allaire. This change in estimated useful life was applied prospectively commencing April 1, 2001, and resulted in a remaining useful life of 6 months, revised from an original useful life of 36 months.

MACROMEDIA, INC. AND SUBSIDIARIES

     Consolidated research and development expenses increased by $5.0 million or 20% to $29.9 million for the three months ended June 30, 2001 from $24.9 million for the three months ended June 30, 2000. The consolidated increase is due to the Software segment’s increased research and development costs, offset by our deconsolidation of shockwave.com, which accounted for $5.8 million of our consolidated research and development expenses for the three months ended June 30, 2000.

     General and administrative.  General and administrative expenses for the Software segment have increased by $5.4 million to $12.7 million for the current quarter from $7.3 million for the first quarter of fiscal year 2001. The increase is primarily due to headcount growth and increased facilities, information technology, and legal costs. A portion of the increase relates to increased amortization during the current quarter due to a revision of the useful life for our existing Website infrastructure, which is being replaced by developed architecture using technologies acquired from Allaire. This change in estimated useful life was applied prospectively commencing April 1, 2001, and resulted in a remaining useful life of 6 months, revised from an original useful life of 36 months.

     Consolidated general and administrative expenses increased by $3.8 million or 43% to $12.7 million for the three months ended June 30, 2001 from $8.9 million for the three months ended June 30, 2000. The consolidated increase is due to the Software segment’s increased general and administrative costs, offset by our deconsolidation of shockwave.com, which accounted for $1.6 million of our consolidated general and administrative expenses for the three months ended June 30, 2000.

     Acquisition-related expenses.  During the current period we incurred no acquisition-related expenses. For the first quarter of fiscal year 2001 we recorded $1.7 million in consolidated acquisition related-expenses consisting of certain technology rights and related software products from the acquisition of Bitcraft, Inc.

     Non-cash compensation.  Consolidated non-cash compensation charges decreased by $1.8 million to $76,000 for the current quarter from $1.9 million for the first quarter of fiscal year 2001. The decrease is due to the deconsolidation of shockwave.com during the fourth quarter of fiscal year 2001 and associated deferred compensation balances. We have allocated non-cash compensation charges to cost of revenues, sales and marketing, research and development, and general and administrative expenses for the three months ended June 30, 2001.

     Restructuring expenses.  In April 2001, we began executing a restructuring plan to deliver cost synergies associated with the acquisition of Allaire during the fourth quarter of fiscal year 2001 and align our cost structure with the weaker business environment. In connection with the restructuring, we recorded expenses totaling approximately $39.5 million during the three months ended June 30, 2001. The restructuring charges consisted of facilities costs, impairment of excess leasehold improvements and furniture and fixtures, employee termination and severance costs, and certain other charges.

     As of June 30, 2001, a restructuring balance of $21.9 million remained accrued, relating to pending leased facility obligations being executed under the restructuring plan, ongoing scheduled severance payments, and amounts due under contract amendments. We expect to make future rent expense payments, net of sublease income, on our contractual lease obligations through fiscal year 2011. We also anticipate completing our payments related to our workforce reduction and other charges during the second and fourth quarters of fiscal year 2002, respectively.

     Amortization of intangibles.  Consolidated amortization of intangible assets increased by $28.7 million to $29.1 million for the current quarter from $316,000 for the first quarter of fiscal year 2001. The increase is primarily due to amortization of goodwill and related intangibles resulting from the acquisition of Allaire during the fourth quarter of fiscal year 2001.

     Interest and investment income.  Consolidated interest and investment income decreased by $922,000 to $2.3 million for the current quarter from $3.2 million for the first quarter of fiscal year 2001. The decrease is primarily due to lower cash and investment balances and declining market yields during the current quarter when compared to the first quarter of fiscal year 2001.

     Loss on investments.  During the three months ended June 30, 2001, we recognized consolidated losses totaling approximately $6.7 million on various strategic investments held at cost. The losses represented write-offs or write-downs of the carrying amounts of these investments and were due to, among other factors, the inability of the investee to obtain additional private financing, the suspension of an investee’s current operations, and uncertain financial conditions of the investees. We will continue to assess the carrying amount of our remaining cost basis investments using factors such as, but not limited to, cash flow projections, revenue trends, market values for comparable public companies, and changes in capitalization structure that would impact liquidation preferences.

MACROMEDIA, INC. AND SUBSIDIARIES

     Loss on equity affiliate.  During the three months ended June 30, 2001, we recognized losses amounting to approximately $26.9 million relating to an investment in our equity affiliate, AtomShockwave. We recorded a loss of approximately $5.8 million reflecting our share of AtomShockwave’s losses for the three months ended March 31, 2001. In June 2001, AtomShockwave announced a restructuring plan which included significant staff reduction and the closure of several offices to enable the company to operate within its existing funding. Accordingly, we reviewed the carrying amount of our investment in AtomShockwave, which resulted in the write-down of our investment by approximately $20.8 million and the write-off of certain receivables totaling approximately $344,000. The recognition of our share in AtomShockwave’s losses, write-down of our investment, and write-off of certain receivables were recorded as a loss on equity affiliate in our statement of operations. We will continue to assess the carrying amount of our investment in AtomShockwave.

     Other income (expense).  Other income and expense primarily consist of foreign exchange gains or losses, bank fees, investment management fees, and other miscellaneous non-operating income and expense items. Other income increased by $115,000 to $556,000 for the current quarter from $441,000 for the first quarter of fiscal year 2001.

     Benefit (provision) for income taxes.  During the current quarter we received a benefit of $1.2 million primarily due to an increase in net deferred tax assets, as compared to a provision of $3.6 million for the first quarter of fiscal year 2001. We believe it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax assets we recognized. The increase in net deferred tax assets are primarily due to an increase in reserves and the recognition of certain deferred tax assets acquired from Allaire.

Liquidity and Capital Resources

     At June 30, 2001, we had cash, cash equivalents, and short-term investments of $154.5 million, a 13% decrease from March 31, 2001 balance of $178.0 million. Working capital decreased to $120.8 million for the current quarter, a 13% decrease from March 31, 2001 balance of $139.5 million. The decrease in working capital is primarily due to a decrease in cash, cash equivalent and short-term investments balances used to fund current operations, partially offset by a decrease in accounts payable and accrued liabilities.

     For the current quarter, cash used by operating activities was $10.6 million, as compared to cash provided by operating activities of $24.2 million for the three months ended June 30, 2000. Cash used by operating activities for the current quarter was primarily due to the net loss during the current quarter and payments of accrued liabilities. Cash used in investing activities for the current quarter was $6.5 million, as compared to $38.9 million for the three months ended June 30, 2000. Cash used by investing activities for the current quarter was used primarily for infrastructure growth, net maturities and sales of short-term investments, purchase of AtomShockwave common stock, and issuance of related party loans and notes receivable. Cash provided by financing activities for the current quarter was $3.1 million, as compared to $28.7 million for the three months ended June 30, 2000. Cash provided by financing activities for the current quarter is due to the exercise of common stock options.

     Collectively, the above activity contributed to a net decrease of $14.0 million from the March 31, 2001 cash and cash equivalents balances. During the first three months of fiscal year 2002, we made investments in property and equipment of $10.4 million. We anticipate future capital expenditures of approximately $20.0 million for the remainder of fiscal year 2002.

     We have non-current cash of approximately $11.4 million that is restricted as to its use. The restrictions on these funds concern security deposits on a lease of real property. These funds cannot be withdrawn without the written consent of the landlord or until such time that the amount of security deposit is reduced pursuant to the terms of the lease.

     We believe that existing cash, cash equivalents and investments, together with cash generated from operations, will be sufficient to meet our operating requirements through at least June 30, 2002.

MACROMEDIA, INC. AND SUBSIDIARIES

Recent Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS No. 137, Deferral of Effective Date of Statement 133, was effective as of April 1, 2001. SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Macromedia’s adoption of SFAS 133 did not have a material impact on its financial position or results of operations. Macromedia has no designated hedges for accounting purposes.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Macromedia has not yet evaluated the effects of these changes on its consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Macromedia will be required to implement SFAS 142 as of the beginning of its fiscal year 2003. Macromedia has not yet evaluated the effects of these changes on its consolidated financial statements.

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

     General Economic Conditions, Dependence on the Growth of the Internet and the Viability of Web-based Customers — Our business is subject to the effects of general economic conditions globally, and, in particular, market conditions in the software and Internet-based industries. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending globally. If the economic conditions, both domestically and internationally, do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our results of operations.

     Further, our success and the demand for our products depend largely on the continued viability of our Web-based customers and the continued growth in the use of the Internet. Many of these Web-based companies who purchase licenses to our software products incur net losses from their operations and rely primarily on outside financing to fund their continued operations. The availability of such financing for non-profitable Web-based companies is subject to factors beyond our control, including, but not limited to, the perceived viability of the business plan of such companies, the potential for such companies to realize profits in the foreseeable future, and the cost of capital. In the event that Web-based companies who purchase licenses to our software products are unable to secure the financing necessary to meet their operational and capital requirements, such customers may cease operations or materially reduce the purchases of our products. In addition, issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability remain outstanding and are likely to affect the development of the market for our products. Further, the rate of development and adoption of the Internet has been slower outside of the United States and the cost of bandwidth has been higher. Accordingly, our continued growth depends in part on the adoption of the Internet internationally as well as domestically.

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

MACROMEDIA, INC. AND SUBSIDIARIES

     Intense Competition — The markets for our products are highly competitive and are characterized by pressure to reduce prices, incorporate new features, and accelerate the release of new product versions and enhanced services. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. Our primary competitors include, among others, Adobe, Microsoft, and Corel. In addition, we may be deemed to compete with large Web and database platform companies that offer a variety of software products, such as IBM, Oracle, and Sun Microsystems, as well as a number of companies that offer Web application servers, such as BEA Systems, Hewlett Packard, SilverStream Software and ATG. Several of our current and potential competitors have greater financial, marketing, and technical resources than we do. As we compete with larger competitors across a broader range of product lines and different platforms, we may face increasing competition from such companies or from other companies.

     Rapidly Changing Technology — The developing digital media, Internet and online services markets and the personal computer industry are characterized by rapidly changing technology, resulting in shorter product life cycles and rapid price declines. We must continuously update our existing products, services and content to keep them current with changing technology and consumer tastes and must develop new products, services and content to take advantage of new technologies and consumer preferences that could render our existing products obsolete. Our future prospects are highly dependent on our ability to increase functionality of existing products and services in a timely manner and to develop new products and services that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards, and provide additional functionality. There can be no assurance that we will be successful in these efforts.

     In addition, the demand for certain of our products, including the Macromedia JRun product, could be harmed if the Java programming language loses market acceptance. While a number of companies have introduced Web applications based on Java, the demand for Java-based applications could decrease, and support of the Java programming language could decline as alternative programming languages are introduced. A continued decline in the growth of the Internet or the Java programming language or any inability by us to adapt to changes in the Internet or the technology used for operation of the Internet, including Java, could have a material adverse effect on our results of operations.

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

MACROMEDIA, INC. AND SUBSIDIARIES

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

     Dependence on Distributors — A substantial majority of our revenue is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, and our direct sales force and Website. Domestically, our products are sold primarily through distributors, VARs, and OEMs. In particular, Ingram Micro accounted for 25% of revenues for each of the three months ended June 30, 2001 and 2000. In addition, we believe that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If our distributors seek to return increasing amounts of products, such returns could have a material adverse effect on our revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller, could have a material adverse effect on our results of operations.

     Risks of International Operations — For the three months ended June 30, 2001 and 2000 we derived approximately 36% and 42% of our consolidated revenues from international sales, respectively. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on distributors for sales of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries, and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond our control. Additionally, we are uncertain whether the recent weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation and liquidity problems in these regions.

     We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of June 30, 2001, the notional amount of forward contracts outstanding amounted to $15.0 million. There can be no assurance that such contracts will adequately manage our exposure to currency fluctuations.

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

     Key Personnel — Our future growth and success depend, in part, on the continued service of our highly skilled employees, including, but not limited to, our management team. Our ability to attract and retain employees is dependent on a number of factors, including our continued ability to provide attractive stock incentive awards and competition for such employees from third parties. The loss of key employees or inability to recruit, as needed, new employees could have a material adverse affect on our business and our ability to grow in the future.

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

MACROMEDIA, INC. AND SUBSIDIARIES

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Please refer to our market risk disclosures set forth in our 2001 Annual Report filed on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about market risk. Our market risk exposure has not changed significantly since the time we included the disclosures in our 2001 Annual Report on Form 10-K.

MACROMEDIA, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On July 31, 1997, a complaint entitled Rosen et al.v. Macromedia, Inc. et al., (Case No. 988526) was filed in the Superior Court for San Francisco, California. The complaint alleges that we and five of our former officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of our stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding our financial results and prospects. Four similar complaints by persons seeking to represent the same class of purchasers subsequently have been filed in San Francisco Superior Court, and have been consolidated for pre-trial purposes with Rosen. Defendants filed demurrers to the complaint and other motions, which were argued on December 9, 1997 and January 5, 1998. Before the demurrers could be heard, one defendant, Richard Wood, died in an automobile accident. In March 1998, the Court sustained the demurrers as to claims against Susan Bird and overruled the demurrers as to Macromedia, John Colligan, James Von Ehr, II, and Kevin Crowder. In May 1999, the Court granted plaintiffs’ motion for certification of a class of all persons who purchased our common stock from April 18, 1996 through January 9, 1997. Discovery proceedings are in process but a substantial portion has been completed and a jury trial has been set for December 2001. The consolidated complaint seeks damages in unspecified amounts, as well as other forms of relief. Although we are not able to predict the outcome of the litigation, we intend to vigorously defend the action.

     On August 10, 2000, Adobe Systems, Inc. (“Adobe”) filed suit against us in the United States District Court for the District of Delaware (Case No. 00-743-JJF). On September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleges that certain of our products infringe U.S. Patents Nos. 5,546,528 and 6,084,597. On September 27, 2000, we answered the first amended complaint by denying the allegations and filing counterclaims against Adobe seeking a declaration that Adobe’s patents are invalid and unenforceable, and alleging infringement of three of our patents. In particular, we allege infringement of U.S. Patent No. 5,467,443 by at least the Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 by the Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations in our counterclaims. Each party is requesting monetary damages for infringement of its patents and an injunction against future infringement. Further, each party is seeking a court declaration that it is not infringing the other party’s patents, that the other parties’ patents are invalid and an award of attorneys’ fees. Discovery has begun in this matter, and trial is currently set for April 2002. Although we are not able to predict the outcome of the litigation, we intend to vigorously defend and pursue the matter.

     On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by us, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeking damages, interest, and attorneys’ fees and costs. On April 26, 2001, the defendants served a motion to dismiss the Class Action, which will be filed with the Court once the parties have concluded their briefing of that motion.

     On April 11, 2001, Allaire, after it was merged into Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. On May 17, 2001, the defendants served a motion to dismiss Kassin, which will be filed with the Court once the parties have concluded their briefing of that motion. Although the Class Action and Kassin litigation are in their early stages and we are not able to predict the outcome of the litigation at this time, we intend to defend these claims vigorously.

MACROMEDIA, INC. AND SUBSIDIARIES

Item 2. Changes in Securities and Use of Proceeds

     (A)  Common Stock, $0.001 par value per share. In May 2001, our board of directors adopted amendments to our bylaws to limit the manner in which a special meeting of the stockholders may be called, to require an advance notice to the board of directors of any such special meeting of the stockholders, and to limit the scope of business that may be brought forth in such meeting. In addition, the bylaws were further amended to clarify that any reduction in the number of authorized directorships would not decrease the remaining terms of the then incumbent directors, to clarify the manner in which the date of each board meeting may be set, to grant the board the discretionary power to delegate the election of certain executive officers to the chief executive officer and to permit the use of electronic means to deliver notices and consents. Moreover, the bylaws were amended to require approval by stockholders holding no less than 66.67% of the then outstanding shares of Macromedia prior to any amendment to the bylaws by the stockholders. The amendments to the bylaws, as permitted by our certificate of incorporation and our bylaws, were adopted by the directors without stockholder approval. Certain amendments to the bylaws adopted by the board may result in discouraging any future takeover attempts of Macromedia without board approval, and therefore, may be deemed to constitute anti-takeover provisions.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits.

EXHIBIT
NUMBER	EXHIBIT TITLE

3.01	Registrant’s Amended and Restated Bylaws. (a)

10.01	1992 Equity Incentive Plan, as amended to date. (*)

10.02	1993 Directors Stock Option Plan, as amended to date. (*)

(a)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(*)	Filed herewith.

     (B)  Reports on Form 8-K:

1.	A Current Report on Form 8-K was filed by the Company on April 4, 2001. In this report, pursuant to the requirements of Items 2 and 7 of Form 8-K, the Company announced the acquisition of Allaire Corporation. The Company indicated that the financial information required under Item 7 of Form 8-K would be provided no later than 60 days after April 4, 2001.

2.	An amended Current Report on Form 8-K/A was filed by the Company on June 4, 2001. In this amended report, pursuant to the requirements of Item 7 of Form 8-K, the Company filed Allaire Corporation’s audited fiscal year 2000 financial statements, and the pro forma financial information resulting from the acquisition.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2001	MACROMEDIA, INC.

	By:	/s/ Elizabeth A. Nelson

Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE

3.01	Registrant’s Amended and Restated Bylaws. (a)

10.01	1992 Equity Incentive Plan, as amended to date. (*)

10.02	1993 Directors Stock Option Plan, as amended to date. (*)

(a)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(*)	Filed herewith.