Form 10-Q
period 2001-09-30
MACROMEDIA INC
filed 2001-11-01
CIK 913949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File No. 000-22688

MACROMEDIA, INC.

(A Delaware Corporation)

I.R.S. Employer Identification No. 94-3155026

600 Townsend Street

San Francisco, California 94103
(415) 252-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]      No  [   ]

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 58,114,436 shares of Common Stock, $0.001 par value per share, outstanding on October 12, 2001.

MACROMEDIA, INC. AND SUBSIDIARIES

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$87,086	$102,421	$175,829	$197,185
Cost of revenues	9,887	12,389	21,024	22,500

Gross profit	77,199	90,032	154,805	174,685

Operating expenses:
Sales and marketing	45,806	39,199	94,427	78,085
Research and development	27,540	29,368	57,486	54,283
General and administrative	9,887	9,755	22,623	18,656
Acquisition-related expenses and acquired in-process research and development	—	3,100	—	4,774
Non-cash compensation	—	2,210	—	4,133
Restructuring expenses	—	—	39,539	—
Amortization of intangibles	28,448	608	57,513	924

Total operating expenses	111,681	84,240	271,588	160,855

Operating income (loss)	(34,482)	5,792	(116,783)	13,830
Other income (expense):
Interest and other income	1,752	3,931	4,578	7,564
Gain (loss) on investments	98	—	(6,585)	—
Loss on equity affiliate	(9,155)	—	(36,016)	—
Litigation settlement	(28,500)	—	(28,500)	—

Total other income (expense)	(35,805)	3,931	(66,523)	7,564
Minority interest	—	4,687	—	8,609

Income (loss) before income taxes	(70,287)	14,410	(183,306)	30,003
Benefit (provision) for income taxes	(417)	(4,098)	828	(7,684)

Net income (loss)	$(70,704)	$10,312	$(182,478)	$22,319

Net income (loss) per share:
Basic	$(1.22)	$0.20	$(3.16)	$0.45
Diluted	$(1.22)	$0.18	$(3.16)	$0.39
Weighted average common shares outstanding used in calculating net income (loss) per share:
Basic	57,943	50,504	57,759	49,979
Diluted	57,943	56,751	57,759	56,691

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30,	March 31,
ASSETS	2001	2001

Current assets:
Cash and cash equivalents	$103,710	$116,507
Short-term investments	56,424	61,463

Total cash, cash equivalents and short-term investments	160,134	177,970
Accounts receivable, net	27,571	37,861
Receivable from equity affiliate	—	2,621
Prepaid expenses and other current assets	22,064	24,670
Deferred tax assets, short-term	15,011	12,663

Total current assets	224,780	255,785
Related party loans	8,505	14,175
Investment in equity affiliate	—	31,290
Property and equipment, net	85,106	114,604
Intangible assets, net	281,224	345,234
Other long-term assets	18,022	24,585

Total assets	$617,637	$785,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,434	$8,273
Accrued liabilities	54,201	91,033
Accrued restructuring, current	10,064	—
Litigation settlement	27,104	—
Unearned revenue	18,984	16,982

Total current liabilities	112,787	116,288
Accrued restructuring, non-current	9,285	—
Other long-term liabilities	2,778	1,172

Total liabilities	124,850	117,460

Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.001 per share; 200,000 shares authorized; 59,923 and 59,221 shares issued as of September 30, and March 31, 2001, respectively	720,468	713,638
Treasury stock at cost; 1,818 shares as of September 30, and March 31, 2001	(33,649)	(33,649)
Deferred compensation	(479)	(907)
Accumulated other comprehensive income	102	308
Accumulated deficit	(193,655)	(11,177)

Total stockholders’ equity	492,787	668,213

Total liabilities and stockholders’ equity	$617,637	$785,673

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(182,478)	$22,319
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	80,581	16,810
Write-off of acquired in-process research and development	—	3,100
Deferred income taxes	(2,348)	(394)
Tax benefit from employee stock plans	—	6,925
Minority interest	—	(8,609)
Impairment of long-lived assets	13,437	161
Loss on investments	6,924	—
Loss on equity affiliate	36,016	—
Change in operating assets and liabilities:
Accounts receivable, net	12,934	(6,350)
Prepaid expenses and other current assets	2,117	(3,836)
Accounts payable	(5,839)	(2,839)
Accrued liabilities	(25,915)	(3,007)
Accrued restructuring	19,349	—
Litigation settlement	27,104	—
Unearned revenue	2,002	(404)

Net cash provided by (used in) operating activities	(16,116)	23,876
Cash flows from investing activities:
Capital expenditures	(10,727)	(33,423)
Purchase of short-term investments	(71,615)	(78,685)
Maturities and sales of short-term investments	76,448	42,393
Acquisition of Middlesoft, Inc.	—	(8,469)
Related party loans receivable	5,670	(5,250)
Purchase of investments	(2,995)	(3,463)
Purchase of other assets and liabilities	(529)	(7,471)

Net cash used in investing activities	(3,748)	(94,368)
Cash flows from financing activities:
Proceeds from issuance of subsidiary preferred stock	—	9,384
Proceeds from issuance of common stock, net	7,067	34,556

Net cash provided by financing activities	7,067	43,940
Decrease in cash and cash equivalents	(12,797)	(26,552)
Cash and cash equivalents, beginning of period	116,507	115,084

Cash and cash equivalents, end of period	$103,710	$88,532

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

      Macromedia, Inc. develops, markets, and supports software products, technologies, and services to create Web content and applications. Macromedia’s software enables its customers to build, rapidly deploy, and manage relatively simple to sophisticated Websites that provide dynamic content, personalized interaction, and secure business transactions. Macromedia’s products range from stand-alone products for Web authoring and graphics creation to products that provide robust, secure, scalable foundations for building online applications that support online commerce, strengthen customer and partner relationships, and automate key business processes. Macromedia sells its products through a network of distributors, value-added resellers (VAR’s), its own sales force and Website, and to original equipment manufacturers (OEM’s) in North America, Europe, Asia Pacific and Latin America. In addition, Macromedia derives revenues from software maintenance and technology licensing agreements. Macromedia, Inc. and its subsidiaries are hereinafter collectively referred to as the “Company” or “Macromedia”.

2. Basis of Presentation

      The condensed consolidated financial statements at September 30, 2001 and March 31, 2001 and for the three and six months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information is unaudited, but reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of Macromedia’s financial position and operating results for the interim periods.

      These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2001. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results for the fiscal year ending March 31, 2002 or any other future periods.

      Certain amounts in the accompanying condensed consolidated financial statements for the three and six months ended September 30, 2000 have been reclassified in order to conform to the presentation of the condensed consolidated financial statements for the three and six months ended September 30, 2001. During fiscal year 2002, the Company began allocating the amortization of its deferred compensation to its cost of revenues, sales and marketing, research and development, and general and administrative functions prospectively.

3. Investments

      The Company holds non-marketable investments in the preferred stock of two companies, which are accounted for on the cost basis. Impairment losses are recognized on these strategic investments when the Company determines that there has been a decline in the carrying amount of the investment that is other than temporary.

      During the three and six months ended September 30, 2001, the Company recorded impairment losses on strategic investments of $241,000 and $6.9 million, respectively. The losses represented write-offs or write-downs of the Company’s carrying amount of these investments and were determined by using, among other factors, the inability of the investee to obtain additional private financing, the suspension of an investee’s current operations, and uncertain financial conditions of the investees.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

      During the current quarter, the Company received funds totaling approximately $339,000, representing its portion of the liquidated assets of an investee, which was written-off during fiscal year 2001 in accordance with the Company’s policy. This return offset the $241,000 write-down on existing investments during the current quarter and partially offset the $6.9 million in impairment losses recorded during the six months ended September 30, 2001. Accordingly, this resulted in a net gain of approximately $98,000 and loss of $6.6 million on investments for the three and six months ended September 30, 2001, respectively. As of September 30, 2001, the Company’s two remaining cost basis investments had a combined carrying value approximating $1.1 million.

4. Investment in Equity Affiliate

      At March 31, 2001 the Company owned 38% of the voting common and preferred stock outstanding of AtomShockwave and accordingly accounted for its ownership under the equity method of accounting. During the first quarter of fiscal year 2002, the Company made additional investments in AtomShockwave in return for pending secured promissory notes of $2.2 million and the purchase of $2.4 million in AtomShockwave common stock. These investments were made in arms-length transactions with AtomShockwave and certain Macromedia executives and increased the Company’s ownership to approximately 40%. The Company has consistently accounted for its share of AtomShockwave’s losses on a 90-day lag due to AtomShockwave’s inability to provide timely financial statements.

      During the first quarter of fiscal year 2002, the Company recorded losses from its ownership in AtomShockwave of $5.8 million, representing its share of AtomShockwave’s losses for the three months ended March 31, 2001. After recording its share of AtomShockwave losses, the Company reviewed the carrying amount of its investment balance in AtomShockwave due to AtomShockwave’s announced restructuring that included significant staff reductions and the closure of several facilities. This resulted in the write-down of the Company’s investment by approximately $21.1 million.

      During the second quarter of fiscal year 2002, the Company recorded a loss of $8.4 million, representing its 40% share of AtomShockwave’s losses for the three months ended June 30, 2001. The Company again reviewed its remaining investment balance in AtomShockwave due to the general economic slow-down and the conclusion of AtomShockwave’s restructuring plans, and fully wrote-off its investment in AtomShockwave resulting in a zero investment balance at September 30, 2001. Although there is no remaining investment balance on the Company’s balance sheet, the Company still holds approximately 40% of the outstanding voting shares of AtomShockwave as of September 30, 2001.

5. Earnings (Loss) Per Share

      Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and warrants. Potentially dilutive securities were not included in the computation of diluted net loss per share for the three and six months ended September 30, 2001 because their effects would be antidilutive due to the Company’s loss position.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

Basic Net Income (Loss) Per Share Computation	2001	2000	2001	2000

Numerator:
Net income (loss)	$(70,704)	$10,312	$(182,478)	$22,319

Denominator:
Weighted average number of common shares outstanding	57,943	50,504	57,759	49,979
Basic net income (loss) per share	$(1.22)	$0.20	$(3.16)	$0.45

	Three Months Ended		Six Months Ended
	September 30,		September 30,

Diluted Basic Net Income (Loss) Per Share Computation	2001	2000	2001	2000

Numerator:
Net income (loss)	$(70,704)	$10,312	$(182,478)	$22,319

Denominator:
Weighted average number of common shares outstanding	57,943	50,504	57,759	49,979
Effect of dilutive securities:
Convertible preferred stock and stock warrants	—	9	—	10
Stock options and restricted stock	—	6,238	—	6,702

Total	57,943	56,751	57,759	56,691

Diluted net income (loss) per share	$(1.22)	$0.18	$(3.16)	$0.39

      The table below presents potentially dilutive securities that are excluded from the diluted net income (loss) per share calculation because their effects would be antidilutive. Potentially dilutive securities consist primarily of stock options, and also include restricted stock and warrants outstanding (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Antidilutive securities	8,751	117	8,605	62

Total	8,751	117	8,605	62

6. Intangible Assets
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

      During the six months ended September 30, 2001, the Company recorded net purchase price adjustments to goodwill totaling approximately $6.5 million. These adjustments primarily relate to a decrease in reserves for anticipated returns, partially offset by the write-off of certain assets assumed upon the acquisition of Allaire. The Company also recorded a balance sheet reclassification between short and long-term liabilities of $1.4 million relating to deferred rent assumed in the acquisition.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Intangible assets as of September 30, and March 31, 2001 consisted of the following (in thousands):

	September 30,	March 31,
	2001	2001

Goodwill	$278,916	$285,413
Developed technology	34,000	34,000
Assembled workforce	24,975	24,975
Other intangibles	6,911	6,911

	344,802	351,299
Less accumulated amortization	(63,578)	(6,065)

	$281,224	$345,234

7. Comprehensive Income (Loss)

      The only component of the Company’s Comprehensive Income (Loss) is unrealized gains and losses on securities classified as available-for-sale. The following table sets forth the calculation of comprehensive income (loss), net of tax (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$(70,704)	$10,312	$(182,478)	$22,319
Unrealized gain (loss) on securities	(524)	257	(206)	259

Comprehensive income (loss)	$(71,228)	$10,569	$(182,684)	$22,578

8. Change in Accounting Estimate

      The Company is in the process of replacing its existing Website infrastructure with technology acquired from Allaire. The Company’s Website is integral to support its sales and marketing, customer support, on-line product distribution, and technical support to customers. As a result, management has evaluated the useful life of the current infrastructure and decreased its remaining estimated useful life to 6 months, revised from an original useful life of 36 months. This change was applied prospectively commencing April 1, 2001 and has resulted in depreciation expense and a corresponding increase to loss before income taxes of $3.3 million during the current quarter. As a result, these assets are fully depreciated as of September 30, 2001.

9. Accrued Restructuring

      In April 2001, the Company began executing a restructuring plan to deliver cost synergies associated with the acquisition of Allaire during the fourth quarter of fiscal year 2001 and to align its cost structure with the weaker business environment. In connection with the restructuring, the Company recorded expenses totaling approximately $39.5 million. These expenses were recorded in continuing operations during the three months ended June 30, 2001, and were recognized in accordance with Emerging Issues Task Force (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), Staff Accounting Bulletin (“SAB”) No. 100, Restructuring and Impairment Charges, and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Detail of the expenses, payment activity and ending accrual balance related to the restructuring is presented in the following table (in thousands):

				Accrual Balance
				as of
	Total	Cash	Non-Cash	September 30,
Restructuring Expenses	Expense	Payments	Charges	2001

Facilities	$19,684	$(2,496)	$—	$17,188
Impairment of fixed assets	13,062	—	(13,062)	—
Workforce reduction	4,248	(3,912)	—	336
Other charges	2,545	(524)	(196)	1,825

Total	$39,539	$(6,932)	$(13,258)	$19,349

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

      Under the plan, the Company had a workforce reduction under which it terminated approximately 200 employees, primarily in North America and the United Kingdom and across all of Macromedia’s business functions. The worldwide workforce reductions began during the first quarter of fiscal year 2002 and payments have been substantially completed as of September 30, 2001. The costs consisted of employee termination and severance expenditures, which represent severance, fringe benefits and job placement costs.

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

10. Segments of an Enterprise and Related Information

      At September 30, 2001, the Company operated in one business segment, the Software segment. The Company’s Software segment develops software that enables its customers to build, rapidly deploy, and manage relatively simple to sophisticated Websites that provide dynamic content, personalized interaction, and secure business transactions. Due to the acquisition of Allaire during the fourth quarter of fiscal year 2001, the Company has realigned its products into three main product lines: DreamTools, Rich Media, and Server Products. Training and other miscellaneous revenues are included in Other Revenue. Enterprise wide revenue by product line for the three and six months ended September 30, 2001 is disclosed in the following table (in thousands). Information for three and six months ended September 30, 2000 is not disclosed, as it is impracticable to do so.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Server
Revenues	DreamTools	Rich Media	Products	Other	Total

Three Months Ended September 30, 2001	$32,232	$30,822	$17,407	$6,625	$87,086

Six Months Ended September 30, 2001	$64,725	$62,582	$36,088	$12,434	$175,829

      The Company’s chief executive officer is its chief operating decision maker (the “CODM”). The CODM currently evaluates operating segment performance based on net revenues and total operating expenses of the Software segment, as it is currently impracticable for the Company to allocate costs by product line. The operating segments’ accounting policies are the same as those described in the summary of accounting policies in the Company’s annual report on Form 10-K for the year ended March 31, 2001.

      Prior to the fourth quarter of fiscal year 2001, the Company’s operations included a business segment consisting of its then consolidated subsidiary, AtomShockwave (formerly shockwave.com), a provider of online entertainment on the Web. The Company had no intersegment transactions for the three and six months ended September 30, 2001. The Company had $840,000 and $1.8 million in intersegment transactions for the three and six months ended September 30, 2000, respectively. These intersegment transactions represent royalty revenues paid by shockwave.com. Segment data for the three and six months ended September 30, 2001 and 2000 are shown in the following tables (in thousands):

Three Months Ended September 30, 2001	Software	shockwave.com	Total

Revenues	$87,086	$—	$87,086
Cost of revenues(1)	9,869	—	9,869

Gross profit	77,217	—	77,217

Direct operating expenses(1)	83,137	—	83,137
Acquisition related, restructuring, and certain non-cash charges(1)	28,562	—	28,562

Total operating loss	$(34,482)	$—	$(34,482)

Total assets	$617,637	$—	$617,637

Three Months Ended September 30, 2000	Software	shockwave.com	Total

Revenues	$98,049	$4,372	$102,421
Cost of revenues	11,947	442	12,389

Gross profit	86,102	3,930	90,032

Direct operating expenses	65,841	12,481	78,322
Acquisition-related expenses and certain non-cash charges	3,818	2,100	5,918

Total operating income (loss)	$16,443	$(10,651)	$5,792

Total assets	$356,666	$46,024	$402,690

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six Months Ended September 30, 2001	Software	shockwave.com	Total

Revenues	$175,829	$—	$175,829
Cost of revenues(1)	20,994	—	20,994

Gross profit	154,835	—	154,835

Direct operating expenses(1)	174,376	—	174,376
Acquisition related, restructuring, and certain non-cash charges(1)	97,242	—	97,242

Total operating loss	$(116,783)	$—	$(116,783)

Six Months Ended September 30, 2000	Software	shockwave.com	Total

Revenues	$188,362	$8,823	$197,185
Cost of revenues	21,417	1,083	22,500

Gross profit	166,945	7,740	174,685

Direct operating expenses	126,536	24,488	151,024
Acquisition-related expenses and certain non-cash charges	5,942	3,889	9,831

Total operating income (loss)	$34,467	$(20,637)	$13,830

(1)	During fiscal year 2002, the Company began allocating the amortization of its deferred compensation to its cost of revenues, sales and marketing, research and development, and general and administrative functions. Accordingly, approximately $114,000 and $190,000 of non-cash compensation from these administrative functions is included in acquisition related, restructuring, and certain non-cash charges for the three and six months ended September 30, 2001, respectively.

      A reconciliation of the totals reported for the combined operating segments to the applicable line items in the consolidated financial statements for the three and six months ended September 30, 2001 and 2000 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Total operating income (loss)	$(34,482)	$5,792	$(116,783)	$13,830
Other income (expense)	(35,805)	3,931	(66,523)	7,564
Minority interest	—	4,687	—	8,609

Income (loss) before income taxes	$(70,287)	$14,410	$(183,306)	$30,003

11. Commitments and Contingencies

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

      Legal. On August 30, 2001, we signed a memorandum of understanding with lead plaintiffs that tentatively resolved a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) filed in the Superior Court for San Francisco, California. Under the terms of this agreement, the claims against us and all other defendants will be dismissed without presumption or admission of any liability or wrongdoing upon the execution of a formal stipulation of settlement and court approval.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The complaint alleged that we and five of our former officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of our stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding our financial results and prospects. The settlement amount is $48.0 million, of which approximately $19.5 million will be recovered from insurance, net of reimbursable legal fees. On October 1, 2001, we funded our portion of the settlement amount. On October 16, 2001 we entered into a settlement with the lead plaintiffs which was preliminarily approved by the Court on October 19, 2001.

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

      On October 19, 2001, we filed suit in the United States District Court for the Northern District of California in San Francisco against Adobe Systems, Inc. (Case No. C01-3940-SI). In that suit, we allege that certain of Adobe products, including Adobe’s GoLive and Photoshop software, infringe U.S. Patent No. 5,845,299 and that certain of Adobe’s products, including GoLive, infringe U.S. Patent No. 5,911,145. The complaint further alleges that Adobe has been on notice of these patents since 1999, and that its infringement has been willful. Our complaint seeks monetary damages for infringement and an injunction against future infringement. We further seek an award of attorneys’ fees. No trial date has been set, and discovery has not yet commenced.

      On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by us, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs have not yet filed an amended complaint.

      On April 11, 2001, Allaire, after it was merged into Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. On September 25, 2001, the Court consolidated Kassin with the Class Action and permitted plaintiff in Kassin to file an amended complaint subject to the same requirements imposed in the Class Action. Although the Class Action and Kassin are in their early stages and we are not able to predict the outcome of the litigation at this time, we intend to defend these claims vigorously.

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

      On March 20, 2001, we acquired Allaire Corporation (“Allaire”), a publicly held company that provides software products for companies building their businesses on the Web. Due to the acquisition of Allaire, we have realigned our products into three main product lines: DreamTools Products, including Dreamweaver, Dreamweaver UltraDev, Fireworks, and HomeSite; Rich Media Products, including Flash, Director, FreeHand, Authorware, Flash Player, and Shockwave Player; and Server Products, including ColdFusion, JRun, and Generator. Training and other miscellaneous revenues are included in Other Revenue.

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

      Revenues for the Software segment have declined by $11.0 million, to $87.1 million for the current quarter from $98.0 million in the second quarter of fiscal year 2001. For the six months ended September 30, 2001, revenues for the Software segment declined by $12.5 million, to $175.8 million from $188.4 million during the same period last year. The majority of the decrease is attributable to a decline in demand for our Rich Media Products (primarily Flash and Director) and DreamTools Products, (primarily Dreamweaver), in line with the overall market decline for our core software products and differences in product cycle timing. This decline was partially offset by contributions from Server Products primarily resulting from our merger with Allaire. During the first six months of fiscal year 2002, we released new versions of our ColdFusion, Director, and FreeHand products and as well as a new Web-based application for managing the Website production process, Sitespring.

MACROMEDIA, INC. AND SUBSIDIARIES

      Consolidated revenues have decreased by $15.3 million or 15% to $87.1 million for the three months ended September 30, 2001 from $102.4 million for the three months ended September 30, 2000. For the six months ended September 30, 2001, consolidated revenues decreased by $21.4 million, to $175.8 million from $197.2 million from the same period last year. These decreases are due to the Software segment’s decline in revenues as well as our deconsolidation of shockwave.com, which accounted for $4.4 million and $8.8 million of our consolidated revenues for the three and six months ended September 30, 2000, respectively.

      Our revenues from North America for the Software segment have decreased by $5.8 million to $53.6 million for the current quarter from $59.4 million in the second quarter of fiscal year 2001. International revenues for the Software segment decreased by $5.1 million to $33.5 million when comparing the same time periods. The decrease in North America revenues is primarily due to the overall market decline for our core software products and the release of Flash 5.0 during the second quarter of fiscal year 2001, partially offset by the contribution of Allaire Server Products during the current quarter. The decline in international revenues is primarily due to lower demand for our products in Europe, partially offset by the contribution of Allaire Server Products during the current quarter. (See “Risk Factors That May Affect Future Results of Operations — Risks of International Operations” for additional information.) The following table summarizes revenues by geography for the Software segment (in millions, except percentages):

	Three Months Ended			Six Months Ended
	September 30,			September 30,

	2001	2000	% change	2001	2000	% change

North America	$53.6	$59.4	(9.8%)	$110.2	$109.8	(0.4%)
% of total revenues	62%	61%		63%	58%

International	$33.5	$38.6	(13.3%)	$65.6	$78.6	(16.5%)
% of total revenues	38%	39%		37%	42%

Total revenues	$87.1	$98.0		$175.8	$188.4

      Gross profit. Gross profit for the Software segment has declined by $8.9 million to $77.2 million for the current quarter from $86.1 million in the second quarter of fiscal year 2001. For the six months ended September 30, 2001, gross profit for the Software segment declined by $12.1 million, to $154.8 million from $166.9 million during the same period last year. These decreases are primarily due to a decrease in revenue over the same time periods and increased service-related training and royalty costs which have increased due to our acquisition of Allaire.

      Consolidated gross profit decreased by $12.8 million or 14% to $77.2 million for the three months ended September 30, 2001 from $90.0 million for the three months ended September 30, 2000. For the six months ended September 30, 2001, consolidated gross profit decreased by $19.9 million, to $154.8 million from $174.7 million from the same period last year. The consolidated decrease is due to the Software segment’s decreased gross profit as well as our deconsolidation of shockwave.com, which accounted for $3.9 million of our consolidated gross profit for the three months ended September 30, 2000.

      Sales and marketing. Sales and marketing expenses for the Software segment have increased by $10.5 million to $45.8 million for the current quarter from $35.3 million for the second quarter of fiscal year 2001. The increase is mainly due to salary related costs from headcount growth as a result of the Allaire acquisition, severance costs, increased bad debt expense, and depreciation expense. A portion of the increased depreciation expense relates to increased amortization due to a revision of the useful life for our existing Website infrastructure, which is being replaced by developed architecture using technologies acquired from Allaire. This change in estimated useful life was applied prospectively commencing April 1, 2001, and resulted in a remaining useful life of 6 months, revised from an original useful life of 36 months. As a result, these assets are fully depreciated as of September 30, 2001.

MACROMEDIA, INC. AND SUBSIDIARIES

      Consolidated sales and marketing expenses increased by $6.6 million or 17% to $45.8 million for the three months ended September 30, 2001 from $39.2 million for the three months ended September 30, 2000. The consolidated increase is due to the Software segment’s increased sales and marketing costs, offset by our deconsolidation of shockwave.com, which accounted for $3.9 million of our consolidated sales and marketing expenses for the three months ended September 30, 2000. Consolidated sales and marketing expenses for the six months ended September 30, 2001 increased $16.3 million from the same period last year mainly due to increased salary related costs from headcount growth, depreciation expense, and facilities related expenses.

      Research and development. Research and development expenses for the Software segment increased by $5.0 million to $27.5 million for the current quarter from $22.5 million for the second quarter of fiscal year 2001. The increase is mainly due to salary related costs from headcount growth as a result of the Allaire acquisition, increased facilities related expenses, and depreciation expense. A portion of the increased depreciation expense relates to a change in accounting estimate of the useful life for our existing Website infrastructure.

      Consolidated research and development expenses decreased by $1.8 million or 6% to $27.5 million for the three months ended September 30, 2001 from $29.4 million for the three months ended September 30, 2000. The consolidated decrease is due to the deconsolidation of shockwave.com, which accounted for $6.9 million of our consolidated research and development expenses for the three months ended September 30, 2000, partially offset by the Software segment’s increased research and development costs. Consolidated research and development expenses for the six months ended September 30, 2001 increased $3.2 million from the same period last year mainly due to increased salary related costs from headcount growth, facilities related expenses, and depreciation expense.

      General and administrative. General and administrative expenses for the Software segment have increased by $1.9 million to $9.9 million for the current quarter from $8.0 million for the second quarter of fiscal year 2001. The increase is primarily due to increased depreciation expense and legal related costs. A portion of the increase in depreciation relates to a change in accounting estimate of the useful life for our existing Website infrastructure.

      Consolidated general and administrative expenses remained relatively flat for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This is due to the Software segment’s increased general and administrative costs of $1.9 million, offset by our deconsolidation of shockwave.com, which accounted for $1.8 million of our consolidated general and administrative expenses for the three months ended September 30, 2000. Consolidated general and administrative expenses for the six months ended September 30, 2001 increased $4.0 million from the same period last year mainly due to increased depreciation expense, legal, and salary related costs from headcount growth.

      Acquisition related expenses and acquired in-process research and development. During the three and six months ended September 30, 2001, we incurred no charges for acquisition related expenses or acquired in-process research and development. During the three months ended September 30, 2000 we recorded $3.1 million in consolidated in-process research and development charges for certain intellectual property relating to the acquisition of Middlesoft, Inc. During the six months ended September 30, 2000, we recorded an additional $1.7 million in consolidated acquisition related-expenses consisting of certain technology rights and related software products from the acquisition of Bitcraft, Inc.

      Non-cash compensation. Consolidated non-cash compensation charges decreased by $2.1 million to $114,000 for the current quarter from $2.2 million for the second quarter of fiscal year 2001. Consolidated non-cash compensation for the six months ended September 30, 2001 decreased $3.9 million from the same period last year. These decreases are due to the deconsolidation of shockwave.com during the fourth quarter of fiscal year 2001 and associated deferred compensation balances. During fiscal year 2002, we began allocating amortization of deferred compensation to cost of revenues, sales and marketing, research and development, and general and administrative functions.

      Restructuring expenses. In April 2001, we began executing a restructuring plan to deliver cost synergies associated with the acquisition of Allaire during the fourth quarter of fiscal year 2001 and to align our cost structure with the weaker business environment.

MACROMEDIA, INC. AND SUBSIDIARIES

In connection with the restructuring, we recorded expenses totaling approximately $39.5 million during the three months ended June 30, 2001. The restructuring charges consisted of facilities costs, impairment of excess leasehold improvements and furniture and fixtures, employee termination and severance costs, and certain other charges.

      As of September 30, 2001, a restructuring balance of $19.3 million remained accrued, relating to pending lease cancellations being executed under the restructuring plan, ongoing scheduled fringe benefit payments, and amounts due under contract amendments. We expect to make future rent expense payments, net of sublease income, on our contractual lease obligations through fiscal year 2011 and anticipate completing our payments relating to amounts due under contract amendments during the fourth quarter of fiscal year 2002. We will continue to assess the accuracy of our accrual on a quarterly basis and will adjust the accrual if we obtain new information that indicates it is materially inaccurate.

      Amortization of intangibles. Consolidated amortization of intangible assets increased by $27.8 million to $28.4 million for the current quarter from $608,000 for the second quarter of fiscal year 2001. Consolidated amortization of intangible assets for the six months ended September 30, 2001 increased $56.6 million from the same period last year. These increases are primarily due to amortization of goodwill and related intangibles resulting from the acquisition of Allaire during the fourth quarter of fiscal year 2001.

      Interest and other income. Consolidated interest and other income decreased by $2.2 million to $1.8 million for the current quarter from $3.9 million for the second quarter of fiscal year 2001. Consolidated interest and other income for the six months ended September 30, 2001 decreased $3.0 million from the same period last year. These decreases are primarily due to lower cash and investment balances and declining market yields during the current quarter when compared to the second quarter of fiscal year 2001.

      Gain (loss) on investments. During the three and six months ended September 30, 2001 we recorded impairment losses on strategic investments of $241,000 and $6.9 million, respectively. The losses represented write-offs or write-downs of the carrying amount of these investments and were determined by using, among other factors, the inability of the investee to obtain additional private financing, the suspension of an investee’s current operations, and uncertain financial conditions of the investees.

      During the current quarter we received funds totaling approximately $339,000, representing our portion of the liquidated assets of an investee, which was written-off during fiscal year 2001 in accordance with our policy. This return offset the $241,000 write-down on existing investments during the current quarter and partially offset the $6.9 million in impairment losses recorded during the six months ended September 30, 2001. Accordingly, this resulted in a net gain of approximately $98,000 and loss of $6.6 million on investments for the three and six months ended September 30, 2001, respectively.

      We will continue to assess the carrying amount of all of our remaining cost basis investments using factors such as, but not limited to, cash flow projections, revenue trends, market values for comparable public companies, and changes in capitalization structure that would impact liquidation preferences. As of September 30, 2001, our two remaining cost basis investments had a combined carrying value approximating $1.1 million.

      Loss on equity affiliate. During the three and six months ended September 30, 2001, we recognized losses of approximately $9.2 million and $36.0 million, respectively, relating to our investment in AtomShockwave. Of these amounts, approximately $8.4 million and $14.2 million represent our share of AtomShockwave’s losses recorded during the three and six months ended September 30, 2001, respectively.

      At June 30, 2001, we reviewed our investment balance in AtomShockwave due to AtomShockwave’s announced restructuring that included significant staff reductions and the closure of several office facilities. As a result, we wrote-down our investment balance and certain receivables totaling approximately $21.1 million during the first quarter of fiscal year 2002.

MACROMEDIA, INC. AND SUBSIDIARIES

      After recording our share of AtomShockwave losses in the second quarter of fiscal year 2002, we again reviewed our remaining investment balance in AtomShockwave due to the general economic slow-down and conclusion of AtomShockwave’s restructuring plans. As a result, we have written-off our remaining investment balance by $790,000, resulting in a zero investment balance at September 30, 2001.

      Although there is no remaining investment balance on our balance sheet, we still hold approximately 40% of the outstanding voting shares of AtomShockwave as of September 30, 2001. We will no longer recognize our share of AtomShockwave’s losses beyond September 30, 2001. However, since we still hold voting rights, if AtomShockwave ever becomes profitable, we will begin recording our equity in earnings of the company only after our share of AtomShockwave’s net income exceeds the share of our net losses in AtomShockwave not recognized during the period the equity method of accounting was discontinued.

      Litigation settlement. On August 30, 2001, we signed a memorandum of understanding with lead plaintiffs that tentatively resolved securities litigation pending against us and certain of our former officers and directors since 1997 (See Part II — Legal Proceedings). The settlement amount is $48.0 million, of which approximately $19.5 million will be recovered from insurance, net of reimbursable legal fees. On October 1, 2001, we funded our portion of the settlement amount and expect to pay remaining legal fees relating to the litigation by the end of fiscal year 2002.

      Benefit (provision) for income taxes. During the current quarter, despite our consolidated loss position we recorded a provision of $417,000 primarily due to the accrual of taxes for our foreign entities, as compared to a provision of $4.1 million during the second quarter of fiscal year 2001. For the six months ended September 30, 2001, we received a benefit of $828,000 primarily due to an increase in reserves and the recognition of certain deferred tax assets acquired from Allaire.

Liquidity and Capital Resources

      At September 30, 2001, we had cash, cash equivalents, and short-term investments of $160.1 million, a 10% decrease from March 31, 2001 balance of $178.0 million. Working capital decreased to $112.0 million for the current quarter, a 20% decrease from March 31, 2001 balance of $139.5 million.

      For the six months ended September 30, 2001, cash used by operating activities was $16.1 million, as compared to cash provided by operating activities of $23.9 million during the same period last year. Cash used by operating activities for the six months ended September 30, 2001 was primarily due to the net loss during the first and second quarters of fiscal year 2002 and payments of accrued liabilities. Cash used in investing activities for the six months ended September 30, 2001 was $3.7 million, as compared to $94.4 million during the same period last year. Cash used by investing activities for the six months ended September 30, 2001 was primarily used for purchases of property and equipment, short-term investments, and AtomShockwave common stock. These payments were partially offset by maturities of short-term investments and collections on related party receivables. Cash provided by financing activities for the six months ended September 30, 2001 was $7.1 million, as compared to $43.9 million during the same period last year. Cash provided by financing activities for the six months ended September 30, 2001 is primarily due to the exercise of common stock options.

      During the six months ended September 30, 2001, we made investments in property and equipment of $10.7 million, net of reimbursements for leasehold and tenant improvements. We anticipate future capital expenditures of approximately $15.0 million for the remainder of fiscal year 2002.

      We have non-current cash of approximately $11.4 million that is restricted as to its use. The restrictions on these funds concern security deposits on a lease of real property. These funds cannot be withdrawn without the written consent of the landlord or until such time that the amount of security deposit is reduced pursuant to the terms of the lease.

      On October 1, 2001 we funded our portion of our class action litigation settlement and expect to pay remaining legal fees relating to the litigation by the end of fiscal year 2002. We believe that existing cash, cash equivalents and investments, together with cash generated from operations, will be sufficient to meet our operating requirements through at least September 30, 2002.

MACROMEDIA, INC. AND SUBSIDIARIES

Recent Accounting Standards

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

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 will be effective for the Company in fiscal year 2003. Macromedia has not yet evaluated the effects of these changes on its consolidated financial statements.

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

      General Economic Conditions — In recent quarters, our operating results have been adversely affected by the recent global economic slow-down and the resulting reduced capital spending by our customers. The cost-cutting initiatives implemented by some of our customers and the uncertainty arising from the recent national tragedy on September 11, 2001 may reduce or stagnate the demand for our products and services until the economic conditions improve materially. In addition, continued economic slow-down or instability resulting from foreign military and political activities could have a material adverse impact on the demand for our products and on our future results of operations.

      Dependence on the Growth of the Internet and the Viability of Web-based Customers — Our success and the demand for our products depend largely on the viability of our Web-based customers and the continued growth in the use of the Internet. Many of these Web-based companies who purchase licenses to our software products incur net losses from their operations and have experienced, and may continue to experience, difficulty obtaining additional financing to fund their continued operations. The availability of such financing for non-profitable Web-based companies is subject to factors beyond our control, including, but not limited to, the perceived viability of the business plan of such companies, the potential for such companies to realize profits in the foreseeable future, performance of similar companies in the market place, and the cost of capital. In the event that Web-based companies who purchase licenses to our software products are unable to secure the financing necessary to meet their operational and capital requirements, such customers may cease operations or materially reduce the purchases of our products. In addition, issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability remain outstanding and are likely to affect the development of the market for our products. Further, the rate of development and adoption of the Internet has been slower outside of the United States and the cost of bandwidth has been higher. Accordingly, our continued growth depends in part on the adoption of the Internet internationally as well as domestically.

MACROMEDIA, INC. AND SUBSIDIARIES

      Intense Competition — The markets for all of our product segments are highly competitive. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. Our primary competitors include, among others, Adobe, Microsoft, and Corel. In addition, we may be deemed to compete with large Web and database platform companies that offer a variety of software products, such as IBM, Oracle, and Sun Microsystems, as well as a number of companies that offer Web application servers, such as BEA Systems, Hewlett Packard, SilverStream Software and ATG. Introduction of new products or functionalities in current products by our company or by another company may intensify our current competitive pressures. In addition, several of our current and potential competitors have greater financial, marketing, technical and intellectual property resources than we do. As we compete with larger competitors across a broader range of product lines and different platforms, we may face increasing competition from such companies or from other companies.

      In addition, the demand for certain of our products, including the Macromedia JRun product, could be harmed if the Java programming language loses market acceptance. While a number of companies have introduced Web applications based on Java, the demand for Java-based applications could decrease, and support of the Java programming language could decline as alternative programming languages are introduced. A material decline in the growth of the Java programming language could have a material adverse effect on our results of operations.

      Risk Associated with Acquisitions — We have grown in part because of business combinations with other companies and we may make further acquisitions in the future. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in the incurrence of dilution, if stock is issued, or debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations, and liquidity. Accordingly, any future acquisitions or failure to effectively integrate acquired companies could result in a material adverse effect on our results of operations.

      Rapidly Changing Technology — The developing digital media, Internet and online services markets and the personal computer industry are characterized by rapidly changing technology, resulting in shorter product life cycles and rapid price declines. We must continuously update our existing products, services and content to keep them current with changing technology and consumer tastes and must develop new products, services and content to take advantage of new technologies and consumer preferences that could render our existing products obsolete. Our future prospects and our competitive position are highly dependent on our ability to increase functionality of existing products and services in a timely manner and to develop new products and services that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to new platforms and emerging industry standards, and provide additional functionality. There can be no assurance that we will be successful in these efforts or that a future product offering by us will achieve market acceptance.

      In addition, our business could be adversely affected if any new products or new versions of existing products fail to perform properly. Software products may contain undetected errors or “bugs,” which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results, and financial condition.

      Our operating results, especially quarterly results, may vary significantly depending on the timing, performance, and market acceptance of new product introductions and enhancements. A substantial portion of our revenue is derived from the introduction of new products or enhancements to existing products. In the past we have experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce products in a timely manner, this inability could have a material adverse effect on our results of operations. If we do not ship new versions of our products as planned, if new products do not receive market acceptance, or if new products fail to perform properly, our results of operations could be materially adversely affected.

MACROMEDIA, INC. AND SUBSIDIARIES

      Dependence on Distributors — A substantial majority of our revenue is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, and our direct sales force and Website. Domestically, our products are sold primarily through distributors, VARs, and OEMs. In particular, Ingram Micro accounted for 31% and 28% of revenues for the three and six months ended September 30, 2001, respectively. In addition, we believe that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If our distributors seek to return increasing amounts of products, such returns could have a material adverse effect on our revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller, could have a material adverse effect on our results of operations.

      Dependence of Third-Party Manufacturer and Service Providers — We rely primarily on a single independent third party to manufacture our products and to embed our software on fixed media. If there is a temporary or permanent disruption of our supply from such manufacturer, we may not be able to replace the supply in sufficient time to meet the demand for our products. In addition, we rely on a limited number of independent third parties to provide support services to our customers and to provide hosting services for our Website. One of such providers of hosting services continues to provide us with services while under Chapter 11 protection. If any of such third party manufacturer or service provider terminates its relationship with us or ceases to be able to continue to maintain such relationship with us, we may not have sufficient notice or time to avoid serious disruption to our business.

      Risks of International Operations — For the three and six months ended September 30, 2001 we derived approximately 38% and 37% of our consolidated revenues from international sales, respectively. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on distributors for sales of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries, and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and other factors beyond our control. Additionally, we are uncertain whether the recent weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation, liquidity problems, and political and military hostilities in these regions.

      We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. As of September 30, 2001, the notional amount of forward contracts outstanding amounted to $15.5 million. There can be no assurance that such contracts will adequately manage our exposure to currency fluctuations.

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

MACROMEDIA, INC. AND SUBSIDIARIES

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

      California’s Energy Crisis — California has recently been experiencing an energy crisis. As a result, energy costs in California have risen and may continue to rise significantly over the next year. Because our principal operating facilities are located in California, our operating expenses may increase significantly if this trend continues. Moreover, the energy crisis could cause or contribute to a slowdown in the national economy, which could cause a reduction in demand for our products, and could in turn, materially and adversely affect our business.

      Generally Accepted Accounting Principles — We prepare our financial statements in conformity with United States generally accepted accounting principles (“GAAP”). GAAP are subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may affect the reporting of transactions completed prior to the announcement of a change.

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

MACROMEDIA, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

      On August 30, 2001, we signed a memorandum of understanding with lead plaintiffs that tentatively resolved a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) filed in the Superior Court for San Francisco, California. Under the terms of this agreement, the claims against us and all other defendants will be dismissed without presumption or admission of any liability or wrongdoing upon the execution of a formal stipulation of settlement and court approval. The complaint alleged that we and five of our former officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of our stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding our financial results and prospects. The settlement amount is $48.0 million, of which approximately $19.5 million will be recovered from insurance, net of reimbursable legal fees. On October 16, 2001 we entered into a settlement with the lead plaintiffs which was preliminarily approved by the Court on October 19, 2001.

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

      On October 19, 2001, we filed suit in the United States District Court for the Northern District of California in San Francisco against Adobe Systems, Inc. (Case No. C01-3940-SI). In that suit, we allege that certain of Adobe products, including Adobe’s GoLive and Photoshop software, infringe U.S. Patent No. 5,845,299 and that certain of Adobe’s products, including GoLive, infringe U.S. Patent No. 5,911,145. The complaint further alleges that Adobe has been on notice of these patents since 1999, and that its infringement has been willful. Our complaint seeks monetary damages for infringement and an injunction against future infringement. We further seek an award of attorneys’ fees. No trial date has been set, and discovery has not yet commenced.

      On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by us, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs have not yet filed an amended complaint.

MACROMEDIA, INC. AND SUBSIDIARIES

      On April 11, 2001, Allaire, after it was merged into us, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. On September 25, 2001, the Court consolidated Kassin with the Class Action and permitted plaintiff in Kassin to file an amended complaint subject to the same requirements imposed in the Class Action. Although the Class Action and Kassin are in their early stages and we are not able to predict the outcome of the litigation at this time, we intend to defend these claims vigorously.

Item 2.   Changes in Securities and Use of Proceeds

      None.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      The following proposals were submitted to a vote of, and adopted by, stockholders at the 2001 Annual Meeting of Stockholders on July 20, 2001:

1. Stockholders approved the proposal to elect six (6) directors for one-year terms. The vote tabulation for individual directors is as follows:

Director	Votes For	Votes Withheld

Robert K. Burgess	50,044,050	1,955,249
John (Ian) Giffen	49,420,196	2,579,103
Mark D. Kvamme	50,046,048	1,953,251
Donald L. Lucas	50,046,634	1,952,665
Alan Ramadan	40,092,307	11,906,992
William B. Welty	50,044,844	1,954,455

2. Stockholders adopted the proposal to amend Macromedia’s 1992 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance from 17,600,000 shares to 19,780,000 shares by a vote of 32,842,767 for and 19,045,762 against with 110,770 abstentions and no broker non-votes.

3. Stockholders adopted the proposal to amend Macromedia’s 1993 Directors Stock Option Plan to increase the number of shares of Common Stock reserved for issuance from 700,000 shares to 890,000 shares and revise the award formula set forth thereunder by a vote of 35,952,125 for and 15,916,800 against with 130,374 abstentions and no broker non-votes.

4. Stockholders adopted the proposal to ratify the selection of KPMG LLP as Macromedia’s independent auditors to perform the audit of Macromedia’s financial statements for fiscal 2002 by a vote of 51,668,110 for and 298,772 against with 32,417 abstentions and no broker non-votes.

MACROMEDIA, INC. AND SUBSIDIARIES

Item 5.  Other Information

      None.

Item 6.   Exhibits and Reports on Form 8-K

      (A)  Exhibits. None.

      (B)  Reports on Form 8-K:

1. A Current Report on Form 8-K was filed by the Company on September 7, 2001. In this report, the Company announced that it had signed a memorandum of understanding with lead plaintiffs that tentatively resolves the securities class action litigation that had been pending in state and federal court in California against the Registrant and certain of its former officers and directors.

MACROMEDIA, INC. AND SUBSIDIARIES

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2001	MACROMEDIA, INC.

By:	/s/ Elizabeth A. Nelson

Elizabeth A. Nelson
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial and Accounting Officer)