Form 10-Q
period 2001-12-31
MACROMEDIA INC
filed 2002-02-14
CIK 913949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                to

Commission File No. 000-22688

MACROMEDIA, INC.

(A Delaware Corporation)

I.R.S. Employer Identification No. 94-3155026

600 Townsend Street
San Francisco, California 94103
(415) 252-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [   ]

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 58,845,000 shares of Common Stock, $0.001 par value per common share, outstanding on January 24, 2002.

MACROMEDIA, INC.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2001

MACROMEDIA, INC.

Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31,	March 31,
ASSETS	2001	2001

Current assets:
Cash and cash equivalents	$82,235	$116,507
Short-term investments	83,717	61,463

Total cash, cash equivalents and short-term investments	165,952	177,970
Accounts receivable, net	21,039	37,861
Receivable from equity affiliate	—	2,621
Prepaid expenses and other current assets	20,619	24,670
Deferred tax assets, short-term	13,744	12,663

Total current assets	221,354	255,785
Related party loans	8,340	14,175
Investment in equity affiliate	—	31,290
Property and equipment, net	62,875	114,604
Intangible assets, net	253,944	345,234
Other long-term assets	17,802	24,585

Total assets	$564,315	$785,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,016	$8,273
Accrued liabilities	56,650	91,033
Accrued restructuring, current	7,834	—
Unearned revenues	21,636	16,982

Total current liabilities	89,136	116,288
Accrued restructuring, non-current	8,645	—
Other long-term liabilities	7,456	1,172

Total liabilities	105,237	117,460
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.001 per common share; 200,000 shares authorized; 60,589 and 59,221 shares issued as of December 31, and March 31, 2001, respectively	729,502	713,638
Treasury stock at cost; 1,818 common shares as of December 31, and March 31, 2001	(33,649)	(33,649)
Deferred stock compensation	(379)	(907)
Accumulated other comprehensive income	196	308
Accumulated deficit	(236,592)	(11,177)

Total stockholders’ equity	459,078	668,213

Total liabilities and stockholders’ equity	$564,315	$785,673

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenues	$73,316	$103,338	$249,145	$300,523
Cost of revenues	11,472	9,737	32,496	32,237

Gross profit	61,844	93,601	216,649	268,286

Operating expenses:
Sales and marketing	38,726	39,654	133,153	117,739
Research and development	26,553	29,940	84,039	84,223
General and administrative	10,157	10,774	32,780	29,430
Acquisition-related expenses and acquired in-process research and development	—	—	—	4,774
Non-cash stock compensation	—	1,767	—	5,900
Restructuring expenses	—	—	39,539	—
Amortization of intangible assets	28,530	634	86,043	1,558

Total operating expenses	103,966	82,769	375,554	243,624

Operating income (loss)	(42,122)	10,832	(158,905)	24,662

Other income (expense):
Interest and other income, net	968	3,927	5,546	11,491
Gain (loss) on investments	200	(5,000)	(6,385)	(5,000)
Loss on equity affiliate	—	—	(36,016)	—
Litigation settlement	—	—	(28,500)	—

Total other income (expense)	1,168	(1,073)	(65,355)	6,491

Minority interest	—	6,727	—	15,336

Income (loss) before income taxes	(40,954)	16,486	(224,260)	46,489
Provision for income taxes	(1,983)	(3,657)	(1,155)	(11,341)

Net income (loss)	$(42,937)	$12,829	$(225,415)	$35,148

Net income (loss) per common share:
Basic	$(0.74)	$0.25	$(3.89)	$0.70

Diluted	$(0.74)	$0.23	$(3.89)	$0.62

Weighted average common shares outstanding used in calculating net income (loss) per common share:
Basic	58,364	51,161	57,945	50,369

Diluted	58,364	56,452	57,945	56,625

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(225,415)	$35,148
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	116,273	22,442
Write-off of acquired in-process research and development	—	3,100
Deferred income taxes	(1,081)	(1,426)
Tax benefit from employee stock plans	—	9,038
Minority interest	—	(15,336)
Impairment of long-lived assets	13,437	161
Loss on investments	7,015	5,000
Loss on equity affiliate	36,016	—
Change in operating assets and liabilities, net of business combinations:
Accounts receivable, net	19,616	(8,204)
Prepaid expenses and other current assets	2,941	(7,437)
Accounts payable	(5,479)	(1,870)
Accrued liabilities	(23,632)	6,925
Accrued restructuring	16,479	—
Unearned revenues	4,654	(7)

Net cash provided by (used in) operating activities	(39,176)	47,534

Cash flows from investing activities:
Capital expenditures	(12,906)	(46,127)
Purchases of available-for-sale short-term investments	(114,654)	(99,070)
Maturities and sales of available-for-sale short-term investments	92,289	83,172
Cash paid for acquisitions	—	(8,607)
Related party loans receivable	5,835	(4,960)
Proceeds from sale-leaseback	22,125	—
Purchases of investments	(2,995)	(9,680)
Changes in other long-term assets and liabilities	(890)	(11,809)

Net cash used in investing activities	(11,196)	(97,081)

Cash flows from financing activities:
Proceeds from issuance of subsidiary preferred stock	—	9,384
Proceeds from issuance of common stock	16,100	45,027

Net cash provided by financing activities	16,100	54,411

Net increase (decrease) in cash and cash equivalents	(34,272)	4,864
Cash and cash equivalents, beginning of period	116,507	115,084

Cash and cash equivalents, end of period	$82,235	$119,948

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

     Macromedia, Inc. develops, markets, and supports software products, technologies, and services to create Web content and applications. Macromedia’s software enables its customers to build, rapidly deploy, and manage relatively simple to sophisticated Websites that provide dynamic content, personalized interaction, and secure business transactions. Macromedia’s products range from stand-alone products for Web authoring and graphics creation to products that provide robust, secure, scalable foundations for building online applications that support online commerce, strengthen customer and partner relationships, and automate key business processes. Macromedia sells its products through a network of distributors, value-added resellers (VARs), its own sales force, online via its Website, and to original equipment manufacturers (OEM’s) in North America, Europe, Asia Pacific and Latin America. In addition, Macromedia derives revenues from software maintenance, technology licensing agreements, and training. Macromedia, Inc. and its subsidiaries are hereinafter collectively referred to as the “Company” or “Macromedia”.

2. Basis of Presentation

     The condensed consolidated financial statements at December 31, 2001 and March 31, 2001 and for the three and nine months ended December 31, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of Macromedia’s financial position, operating results, and cash flows for the interim periods. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

     These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2001. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results for the fiscal year ending March 31, 2002 or any other future periods.

     Certain amounts in the accompanying condensed consolidated financial statements for the three and nine months ended December 31, 2000 have been reclassified in order to conform to the presentation of the condensed consolidated financial statements for the three and nine months ended December 31, 2001. During fiscal year 2002, the Company began allocating the amortization of its deferred stock compensation to cost of revenues, sales and marketing, research and development, and general and administrative functions prospectively.

3. Investments

     The Company holds non-marketable investments in the preferred stock of certain companies that are accounted for on the cost basis. Impairment losses are recognized on these strategic investments when the Company determines that there has been a decline in the carrying amount of the investment that is other than temporary.

     During the three and nine months ended December 31, 2001, the Company recorded impairment losses on strategic investments of $0.1 million and $7.0 million, respectively. The losses represented write-offs or write-downs of the Company’s carrying amount of these investments and were determined after considering, among other factors, the inability of the investee to obtain additional private financing, the suspension of an investee’s current operations, and uncertain financial conditions of the investees.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     During the three and nine months ended December 31, 2001, the Company received funds totaling approximately $0.3 million and $0.6 million, respectively, representing its portion of the liquidated assets of two investees whose investment balances were written-off during fiscal year 2001 in accordance with the Company’s investment policy. These returns offset the $0.1 million write-down on existing investments during the current quarter and partially offset the $7.0 million in impairment losses recorded during the nine months ended December 31, 2001. Accordingly, this resulted in a net gain of approximately $0.2 million and a loss of $6.4 million on investments for the three and nine months ended December 31, 2001, respectively. At December 31, 2001, the Company’s two remaining cost basis investments had a combined carrying value approximating $1.0 million.

4. Investment in Equity Affiliate

     At March 31, 2001 the Company owned 38% of the voting common and preferred stock outstanding of AtomShockwave and accordingly accounted for its ownership under the equity method of accounting. During the first quarter of fiscal year 2002, the Company made additional investments in AtomShockwave in return for pending secured promissory notes of $2.2 million and the purchase of $2.4 million in AtomShockwave common stock. These investments were made in arm’s-length transactions with AtomShockwave and certain Macromedia executives and increased the Company’s ownership to approximately 40%. The Company has consistently accounted for its share of AtomShockwave’s losses on a 90-day lag due to AtomShockwave’s inability to provide timely financial statements.

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

     During the second quarter of fiscal year 2002, the Company recorded a loss of $8.4 million, representing its 40% share of AtomShockwave’s losses for the three months ended June 30, 2001. The Company again reviewed its remaining investment balance in AtomShockwave due to the general economic slow-down and the conclusion of AtomShockwave’s restructuring plans, and fully wrote-off its investment in AtomShockwave resulting in a $1.0 million write-off. As a result, the Company’s remaining investment balance at September 30, 2001 was zero. Accordingly, the Company did not recognize its share of AtomShockwave’s losses during the current quarter even though it still held approximately 40% of the outstanding voting shares of AtomShockwave at December 31, 2001.

5. Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and warrants. Potentially dilutive securities were not included in the computation of diluted net loss per common share for the three and nine months ended December 31, 2001 because their effects would be antidilutive due to the Company’s loss position.

     The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share (in thousands, except per common share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

Basic Net Income (Loss) Per Common Share Computation	2001	2000	2001	2000

Numerator:
Net income (loss)	$(42,937)	$12,829	$(225,415)	$35,148

Denominator:
Weighted average number of common shares outstanding	58,364	51,161	57,945	50,369

Basic net income (loss) per common share	$(0.74)	$0.25	$(3.89)	$0.70

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

Diluted Net Income (Loss) Per Common Share Computation	2001	2000	2001	2000

Numerator:
Net income (loss)	$(42,937)	$12,829	$(225,415)	$35,148

Denominator:
Weighted average number of common shares outstanding during the period	58,364	51,161	57,945	50,369
Effect of dilutive securities	—	5,291	—	6,256

Total	58,364	56,452	57,945	56,625

Diluted net income (loss) per common share	$(0.74)	$0.23	$(3.89)	$0.62

     The table below presents potentially dilutive securities that are excluded from the diluted net income (loss) per common share calculation because their effects would be antidilutive. Potentially dilutive securities consist primarily of stock options, including the effect of stock options reissued in connection with the Company’s Option Exchange Program, as well as outstanding restricted stock and warrants (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Antidilutive securities	8,923	365	7,947	119

6. Intangible Assets

     In March 2001, the Company acquired Allaire Corporation (“Allaire”) for a total purchase price of $428.0 million. The excess of the purchase price over the net tangible assets acquired totaled $364.9 million, of which $18.0 million was expensed in the fourth quarter of fiscal year 2001 as acquired in-process research and development. The remaining $346.9 million of the purchase price was recorded as goodwill and other intangible assets, and are being amortized on a straight-line basis over a period of three years.

     During the nine months ended December 31, 2001, the Company recorded net purchase price adjustments to goodwill totaling approximately $6.3 million. These adjustments primarily relate to a decrease in reserves for anticipated product returns, partially offset by the write-off of certain assets assumed upon the acquisition of Allaire. The Company also recorded a balance sheet reclassification between short and long-term liabilities of $1.4 million relating to deferred rent assumed in the acquisition.

     The Company’s consolidated intangible assets at December 31, 2001 and March 31, 2001, consisted of the following (in thousands):

	December 31,	March 31,
	2001	2001

Goodwill	$279,095	$285,413
Developed technology	34,000	34,000
Assembled workforce	24,975	24,975
Other intangible assets	7,982	6,911

	346,052	351,299
Less accumulated amortization	(92,108)	(6,065)

	$253,944	$345,234

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of unrealized gains and losses on short-term investments classified as available-for-sale. The following table sets forth the calculation of comprehensive income (loss), net of tax (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net income (loss)	$(42,937)	$12,829	$(225,415)	$35,148
Unrealized gain (loss) on securities	94	(117)	(112)	142

Comprehensive income (loss)	$(42,843)	$12,712	$(225,527)	$35,290

8. Accrued Restructuring

     In April 2001, the Company began executing a restructuring plan to deliver cost synergies associated with the March 2001 acquisition of Allaire and to better align its cost structure with the weaker business environment. In connection with the restructuring, the Company recorded expenses totaling approximately $39.5 million. These expenses were recorded in continuing operations during the three months ended June 30, 2001, and were recognized in accordance with Emerging Issues Task Force (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), Staff Accounting Bulletin (“SAB”) No. 100, Restructuring and Impairment Charges, and Statement of Financial Accounting Standard No. 121 (“SFAS No. 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Detail of the expenses, payment activity, and ending accrual balance related to the restructuring is presented in the following table (in thousands):

				Accrual balance
			Non-cash	as of
Restructuring expenses	Total expense	Cash payments	charges	December 31, 2001

Facilities	$19,684	$(5,126)	$—	$14,558
Impairment of fixed assets	13,062	—	(13,062)	—
Workforce reduction	4,248	(4,020)	—	228
Other charges	2,545	(656)	(196)	1,693

Total	$39,539	$(9,802)	$(13,258)	$16,479

     Restructuring expenses associated with facilities primarily represent estimated and actual costs for approximately 18 facilities to either fulfill the Company’s lease obligation net of anticipated sub-lease income, the net fees expected to be incurred to sublet certain facilities, or the estimated amount to be paid to terminate the lease contract before the end of the lease term. The Company expects to make future rent expense payments, net of sub-lease income, on its contractual lease obligations for these facilities, the longest of which extends through fiscal year 2011.

     In connection with the restructuring plan, the Company also incurred expenses related to the impairment of fixed assets that were abandoned. The impairments represent disposals of leasehold improvements and furniture and fixtures resulting from the closure of office facilities and employee terminations.

     Under the plan, the Company had a workforce reduction under which it terminated approximately 200 employees, primarily in North America and the United Kingdom and across all of Macromedia’s business functions. The worldwide workforce reductions began during the first quarter of fiscal year 2002. The costs consisted of employee termination and severance expenditures, which represent severance, fringe benefits, and job placement costs. Payments have been substantially completed as of December 31, 2001. The accrual balance at December 31, 2001 relates to ongoing scheduled fringe benefit payments for these former employees.

     Included in the restructuring are other charges of approximately $2.5 million, of which $1.7 million relates to non-severance obligations under an amendment to contractual agreements with certain personnel. The remaining $0.9 million relates to contract cancellation fees for marketing contracts, including advertising. The Company expects to complete payments under these obligations during the fourth quarter of fiscal year 2002.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segments of an Enterprise and Related Information

     At December 31, 2001, the Company operated in one business segment, the Software segment. The Company’s Software segment develops software that enables its customers to build, rapidly deploy, and manage relatively simple to sophisticated Websites that provide dynamic content, personalized interaction, and secure business transactions. Since the acquisition of Allaire, the Company has realigned its products into two main product lines: Software Tools and Server Software. During the quarter ended December 31, 2001, the Company’s DreamTools and Rich Media product lines were combined into one product line, Software Tools. Training and other miscellaneous revenues are included in other revenue. Enterprise wide revenue by product line for the three and nine months ended December 31, 2001 and 2000 is disclosed in the following table (in thousands).

	Software	Server	Atom-
Revenues	Tools	Software	Shockwave	Other	Total

Three Months Ended December 31, 2001	$54,980	$13,847	$—	$4,489	$73,316
Three Months Ended December 31, 2000	$90,547	$—	$4,343	$8,448	$103,338
Nine Months Ended December 31, 2001	$183,903	$48,319	$—	$16,923	$249,145
Nine Months Ended December 31, 2000	$259,971	$—	$13,166	$27,386	$300,523

     The Company’s chief executive officer is its chief operating decision maker (the “CODM”). The CODM currently evaluates operating segment performance based on net revenues and total operating expenses of the Software segment, as it is currently impracticable for the Company to allocate costs by product line. The operating segments’ accounting policies are the same as those described in the summary of accounting policies included in the Company’s annual report on Form 10-K for the year ended March 31, 2001.

     Prior to the fourth quarter of fiscal year 2001, the Company’s operations included a business segment consisting of its then consolidated subsidiary, AtomShockwave (formerly shockwave.com), a provider of online entertainment on the Web. The Company had no intersegment transactions for the three and nine months ended December 31, 2001. The Company had $0.9 million and $2.2 million in intersegment transactions for the three and nine months ended December 31, 2000, respectively. These intersegment transactions represented royalty revenues paid by AtomShockwave. Segment data for the three and nine months ended December 31, 2001 and 2000 are shown in the following tables (in thousands):

		Atom-
Three Months Ended December 31, 2001	Software	Shockwave	Total

Revenues	$73,316	$—	$73,316
Cost of revenues (1)	11,456	—	11,456

Gross profit	61,860	—	61,860

Direct operating expenses (1)	75,354	—	75,354
Acquisition related, restructuring, and certain non-cash charges (1)	28,628	—	28,628

Total operating loss	$(42,122)	$—	$(42,122)

Total assets	$564,315	$—	$564,315

		Atom-
Three Months Ended December 31, 2000	Software	Shockwave	Total

Revenues	$98,995	$4,343	$103,338
Cost of revenues	9,102	635	9,737

Gross profit	89,893	3,708	93,601

Direct operating expenses	68,715	11,653	80,368
Acquisition-related expenses and certain non-cash charges	710	1,691	2,401

Total operating income (loss)	$20,468	$(9,636)	$10,832

Total assets	$402,038	$33,242	$435,280

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Atom-
Nine Months Ended December 31, 2001	Software	Shockwave	Total

Revenues	$249,145	$—	$249,145
Cost of revenues (1)	32,450	—	32,450

Gross profit	216,695	—	216,695

Direct operating expenses (1)	249,730	—	249,730
Acquisition related, restructuring, and certain non-cash charges (1)	125,870	—	125,870

Total operating loss	$(158,905)	$—	$(158,905)

		Atom-
Nine Months Ended December 31, 2000	Software	Shockwave	Total

Revenues	$287,357	$13,166	$300,523
Cost of revenues	30,519	1,718	32,237

Gross profit	256,838	11,448	268,286

Direct operating expenses	195,251	36,141	231,392
Acquisition-related expenses and certain non-cash charges	6,652	5,580	12,232

Total operating income (loss)	$54,935	$(30,273)	$24,662

(1)	During fiscal year 2002, the Company began allocating the amortization of its deferred stock compensation to its cost of revenues, sales and marketing, research and development, and general and administrative functions. Accordingly, approximately $0.1 million and $0.3 million of non-cash stock compensation from these functions is included in acquisition related, restructuring, and certain non-cash charges for the three and nine months ended December 31, 2001, respectively.

     A reconciliation of the totals reported for the combined operating segments to the applicable line items in the accompanying condensed consolidated financial statements for the three and nine months ended December 31, 2001 and 2000 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Total operating income (loss)	$(42,122)	$10,832	$(158,905)	$24,662
Other income (expense)	1,168	(1,073)	(65,355)	6,491
Minority interest	—	6,727	—	15,336

Income (loss) before income taxes	$(40,954)	$16,486	$(224,260)	$46,489

10. Commitments and Contingencies

     Restricted Cash. The Company has non-current cash of approximately $11.4 million, the use of which is restricted. The restrictions on these funds primarily involve a security deposit on a lease of real property located in Newton, Massachusetts. These funds cannot be withdrawn without the written consent of the landlord or until such time that the amount of the security deposit is reduced pursuant to the terms of the lease. The restricted cash is classified in the Company’s other long-term assets line item on its condensed consolidated balance sheet.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Sale-Leaseback. In December 2001, Macromedia sold an office building in Redwood City, California, with a consecutive 10-year lease for the space that the Company currently occupies. The sale resulted in proceeds of $22.1 million, excluding related tenant deposits and fees. The transaction was accounted for as a sale-leaseback arrangement in accordance with Statement of Financial Accounting Standard No. 98, Accounting for Leases, Statement of Financial Accounting Standard No. 28, Accounting for Sales with Leasebacks, and Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate. The transaction resulted in a deferred gain of approximately $4.5 million, which is classified in the Company’s other long-term liabilities line item on its condensed consolidated balance sheet, and will be amortized to operating expense over the lease term. The lease will be accounted for as an operating lease, resulting in base rental expense of approximately $1.8 million per year.

     Legal. On January 9, 2002, the Superior Court for San Francisco, California entered a final judgment dismissing a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) filed in the Court. The January 9, 2002 judgment implements a settlement under which the claims against us and all other defendants in the Rosen case and related state and federal cases were resolved without presumption or admission of any liability or wrongdoing.

     The Rosen complaint alleged that the Company and five of its former officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of the Company’s stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding its financial results and prospects. The settlement amount is $48.0 million, of which approximately $19.5 million was paid by insurance, net of reimbursable legal fees and subject to a reservation by one insurer to seek reimbursement of its $5.0 million settlement contribution.

     On August 10, 2000, Adobe Systems, Inc. (“Adobe”) filed suit against the Company in the United States District Court for the District of Delaware (Case No. 00-743-JJF). On September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleges that certain of the Company’s products infringe U.S. Patents Nos. 5,546,528 and 6,084,597. On September 27, 2000, the Company answered the first amended complaint by denying the allegations and filing counterclaims against Adobe seeking a declaration that Adobe’s patents are invalid and unenforceable, and alleging infringement of three of its patents. In particular, the Company alleges infringement of U.S. Patent No. 5,467,443 by at least the Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 by the Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations in the Company’s counterclaims. Each party is requesting monetary damages for infringement of its patents and an injunction against future infringement. Further, each party is seeking a court declaration that it is not infringing the other party’s patents, that the other parties’ patents are invalid and an award of attorneys’ fees. Discovery is nearing conclusion, and trial is currently set for April 29, 2002. Although Macromedia is not able to predict the outcome of the litigation, the Company intends to vigorously defend and pursue the matter.

     On October 19, 2001, the Company filed suit in the United States District Court for the Northern District of California in San Francisco against Adobe Systems, Inc., (Case No. C01-3940-SI). In that suit, the Company alleges that certain of Adobe products, including Adobe’s GoLive and Photoshop software, infringe U.S. Patent No. 5,845,299, entitled “Draw-based Editor for Web Pages,” and that certain of Adobe’s products, including GoLive, infringe U.S. Patent No. 5,911,145, entitled “Hierarchical Structure Editor for Web Sites.” The complaint further alleges that Adobe has been on notice of these patents since 1999, and that its infringement has been willful. The Company’s complaint seeks monetary damages for infringement and an injunction against future infringement. The Company further seeks an award of attorneys’ fees. No trial date has been set, and discovery has not yet commenced.

     On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by the Company, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001.

     On April 11, 2001, Allaire, after it was merged into Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. On September 25, 2001, the Court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action. Although the Class Action and Kassin are in their early stages and Macromedia is not able to predict the outcome of the litigation at this time, the Company intends to defend these claims vigorously.

11. Recent Developments

     In January 2002, the Company began executing a supplemental restructuring and cost containment plan in order to further align its cost structure with the continued decline in its business environment. The supplemental plan consists of terminating approximately 110 employees, canceling or vacating certain facility lease obligations due to these employee terminations, changes in the Company’s business, and writing off the unamortized costs of abandoned assets at these facilities. The total cost of these actions is expected to result in restructuring charges of $30.0 million to $40.0 million during the quarter ending March 31, 2002.

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

Accounting Policies

     In compliance with the Securities and Exchange Commission's recent accounting guidance, we have provided additional disclosure about our “critical accounting policies and practices”. These policies and practices are identified within the appropriate sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

     On March 20, 2001, we acquired Allaire Corporation (“Allaire”), a publicly held company that provides software products for companies building their businesses on the Web. The results of Allaire’s operations have been included in our consolidated results since the acquisition date.

     Since the acquisition of Allaire, we have realigned our products into two main product lines: Software Tools and Server Software. During the quarter ended December 31, 2001, our former DreamTools and Rich Media product lines were combined into one product line, Software Tools. Training and other miscellaneous revenues are included in other revenue. The following table represents the core products in each main product line:

Software Tools	Server Software

Dreamweaver Flash Director Fireworks UltraDev FreeHand Authorware Homesite	ColdFusion JRun

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

     Revenues. We sell our products through a network of distributors, value-added resellers (VARs), our own sales force and Website, and to original equipment manufacturers (OEM’s) in North America, Europe, Asia Pacific, and Latin America. In addition, we derive revenues from software maintenance, technology licensing agreements, and training.

MACROMEDIA, INC.

     Revenues for the Software segment declined by $25.7 million, to $73.3 million for the current quarter from $99.0 million in the third quarter of fiscal year 2001. For the nine months ended December 31, 2001, revenues for the Software segment declined by $38.2 million, to $249.1 million from $287.4 million during the same period last year. The majority of the decrease is attributable to a decline in demand for our Software Tools (primarily Flash, Dreamweaver, Director, and Fireworks), which were in line with the overall market decline for our core software products and decreases resulting from product versions nearing the end of their life cycle. These declines were partially offset by revenues from our Server Software (primarily ColdFusion Enterprise, ColdFusion Pro, and JRun Pro) resulting from our merger with Allaire. During the first nine months of fiscal year 2002, we released new versions of our ColdFusion, Director, FreeHand, and Authorware products as well as a new application for managing the Website production process, SiteSpring.

     Consolidated revenues have decreased by $30.0 million or 29% to $73.3 million for the three months ended December 31, 2001 from $103.3 million for the three months ended December 31, 2000. For the nine months ended December 31, 2001, consolidated revenues decreased by $51.4 million, to $249.1 million from $300.5 million in the same period last year. These decreases are due to the Software segment’s decline in revenues as well as our deconsolidation of AtomShockwave, which accounted for $4.3 million and $13.2 million of our consolidated revenues for the three and nine months ended December 31, 2000, respectively.

     Our revenues from North America for the Software segment have decreased by $9.7 million to $42.4 million for the current quarter from $52.1 million in the third quarter of fiscal year 2001. For the nine months ended December 31, 2001, revenues from North America decreased by $9.3 million, to $152.6 million from $161.9 million in the same period last year. The decrease for the three and nine months ended December 31, 2001 as compared to the same periods in the prior year primarily resulted from the overall market decline and relatively mature product cycles for our core software products, partially offset by the contribution of our Server Software during the current fiscal periods.

     International revenues for the Software segment decreased by $16.0 million to $30.9 million when comparing the quarters ending December 31, 2001 and December 31, 2000, respectively. For the nine months ended December 31, 2001, International revenues decreased by $29.0 million, to $96.5 million from $125.5 million in the same period last year. The decrease for the three and nine months ended December 31, 2001 as compared to the same periods in the prior year primarily resulted from lower demand for our products in Europe, partially offset by the contribution of our Server Software in Europe and Japan during the current fiscal periods. (See “Risk Factors That May Affect Future Results of Operations — Risks of International Operations” for additional information.) The following table summarizes revenues by geography for the Software segment (in millions, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,

	2001	2000	% change		2001	2000	% change

North America	$42.4	$52.1	(19%	)	$152.6	$161.9	(6%	)

% of total revenues	58%	53%			61%	56%
International	$30.9	$46.9	(34%	)	$96.5	$125.5	(23%	)

% of total revenues	42%	47%			39%	44%
Total revenues	$73.3	$99.0			$249.1	$287.4

     The primary sales channels into which we sell our products are a network of distributors and VARs in North America, Europe, Japan, Latin America, and the Asia-Pacific region. Agreements with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Product returns are recorded as a reduction of revenues. Accordingly, we have established a product returns reserve.

     We evaluate our product returns reserve on an ongoing basis. In estimating our product returns reserve, we evaluate the following factors:

•	Historical product returns and inventory levels on a product by product basis, for each of our primary sales regions;

MACROMEDIA, INC.

•	Current inventory levels and sell through data on a product by product basis as reported to us by our distributors worldwide on a weekly or monthly basis;

•	Our demand forecast by product in each of our principle geographic markets, which is impacted by our product release schedule, seasonal trends, analyses developed by our internal sales and marketing organizations, and analysis of third-party market data;

•	General economic conditions in the markets we serve; and

•	Trends in our accounts receivable.

     In general, we would expect product returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and VARs seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and VARs would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of demand. In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and VARs in order to maintain inventory levels deemed by management to be appropriate. We generally estimate and provide product returns reserve to maintain channel inventory levels between four to eight weeks of expected sales by our distributors and VARs, based on the criteria noted above. Accordingly, actual product returns may differ from our estimates and may have a material adverse effect on our revenues and consolidated results of operations in future periods due to factors including, but not limited to, market conditions and product release cycles.

     We have recently announced our intention to release a number of new and upgraded products over the next several quarters. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our revenues and consolidated results of operations in future periods.

     Cost of Revenues. Cost of revenues for the Software segment for the three months ended December 31, 2001 was $11.5 million, or 16% of revenues, as compared to $9.1 million, or 9% of revenues, for the three months ended December 31, 2000. The increase in cost of revenues in the current period as compared to the same period in the prior fiscal year resulted from higher costs for training and product support, increased royalties for third-party technologies embedded in our products, and charges for excess and obsolete product inventory. For the nine months ended December 31, 2001, cost of revenues for the Software segment was $32.5 million, or 13% of revenues, as compared to $30.5 million, or 11% of revenues, for the same period in the prior fiscal year. The increase in cost of revenues for the nine months ended December 31, 2001 as compared to the same period in the prior fiscal year resulted from higher costs for product support and product training, increased royalties for third-party technologies embedded in our products, and charges for excess and obsolete product inventory.

     Consolidated cost of revenues for the three months ended December 31, 2001 was $11.5 million, or 16% of revenues, as compared to $9.7 million, or 9% of revenues, for the three months ended December 31, 2001. For the nine months ended December 31, 2001, consolidated cost of revenues were $32.5 million, or 13% of revenues, as compared to $32.2 million, or 11% of revenues, for the nine months ended December 31, 2000. The increase in consolidated cost of revenues in fiscal year 2002 as compared to the same period in the prior fiscal year, both in absolute dollars and as a percentage of revenues, was due to higher costs for product support and product training, increased royalties for third-party technologies embedded in our products, and charges for excess and obsolete product inventory.

     Sales and marketing. Sales and marketing expenses for the Software segment have increased by $2.3 million to $38.7 million for the current quarter from $36.4 million for the third quarter of fiscal year 2001. The increase is mainly due to salary-related costs from incremental headcount as a result of the Allaire acquisition. These increases were partially offset by declines in our advertising and other variable sales and marketing expenses resulting from decreased sales and our cost reduction efforts over the past nine months.

MACROMEDIA, INC.

     Consolidated sales and marketing expenses decreased by $0.9 million or 2% to $38.7 million for the three months ended December 31, 2001 from $39.7 million for the three months ended December 31, 2000. The consolidated decrease is due to our deconsolidation of AtomShockwave, which accounted for $3.2 million of our consolidated sales and marketing expenses for the three months ended December 31, 2000, partially offset by the Software segment’s increased sales and marketing costs. Consolidated sales and marketing expenses for the nine months ended December 31, 2001 increased $15.4 million from the same period last year mainly due to higher salary-related costs from incremental headcount resulting from the Allaire acquisition, as well as related expenses associated with facilities and increased depreciation expense.

     Research and development. Research and development expenses for the Software segment increased by $3.0 million to $26.6 million for the current quarter from $23.5 million for the third quarter of fiscal year 2001. The increase is mainly due to salary related costs from incremental headcount as a result of the Allaire acquisition.

     Consolidated research and development expenses decreased by $3.4 million or 11% to $26.6 million for the three months ended December 31, 2001 from $29.9 million for the three months ended December 31, 2000. The consolidated decrease is due to the deconsolidation of AtomShockwave, which accounted for $6.4 million of our consolidated research and development expenses for the three months ended December 31, 2000, partially offset by the Software segment’s increased research and development costs. Consolidated research and development expenses for the nine months ended December 31, 2001 remained relatively flat as compared to the same period in the prior fiscal year due to the decrease in expenses resulting from the deconsolidation of AtomShockwave which were substantially offset by the incremental increase in expenses associated with headcount and related expenses resulting from the Allaire acquisition.

     General and administrative. General and administrative expenses for the Software segment have increased by $1.4 million to $10.2 million for the current quarter from $8.7 million for the third quarter of fiscal year 2001. The increase is primarily due to increased legal fees involving our pending litigations.

     Consolidated general and administrative expenses remained relatively flat for the three months ended December 31, 2001 when compared to the three months ended December 31, 2000. This is due to the Software segment’s increased general and administrative costs of $1.4 million, offset by our deconsolidation of AtomShockwave. Consolidated general and administrative expenses for the nine months ended December 31, 2001 increased $3.4 million from the same period last year mainly due to increased professional fees and increased depreciation expense.

     Acquisition related expenses and acquired in-process research and development. During the three and nine months ended December 31, 2001, we incurred no charges for acquisition related expenses or acquired in-process research and development, nor did we incur any during the three months ended December 31, 2000. During the nine months ended December 31, 2000, we recorded $4.8 million in consolidated acquisition related-expenses primarily comprised of expensed in-process research and development related to our acquisition of Middlesoft, Inc in July 2000.

     Non-cash stock compensation. Consolidated non-cash stock compensation charges decreased by $1.7 million to $0.1 million for the current quarter from $1.8 million for the third quarter of fiscal year 2001. Consolidated non-cash stock compensation for the nine months ended December 31, 2001 decreased $5.6 million from the same period last year. These decreases are due to the deconsolidation of AtomShockwave during the fourth quarter of fiscal year 2001 and associated deferred stock compensation balances. During fiscal year 2002, we began allocating amortization of deferred stock compensation to cost of revenues, sales and marketing, research and development, and general and administrative functions.

     Restructuring expenses. In April 2001, we began executing a restructuring plan to deliver cost synergies associated with the March 2001 acquisition of Allaire and to better align our cost structure with the weaker business environment. In connection with the restructuring, we recorded expenses totaling approximately $39.5 million during the three months ended June 30, 2001, of which $13.3 million related to non-cash charges primarily for the impairment of abandoned fixed assets due to staff reductions.

MACROMEDIA, INC.

     The restructuring charges consisted of employee termination and severance costs; expenses for canceling or vacating certain facility leases as a result of staff reductions and changes in our business; writing off the unamortized cost of abandoned assets; and, certain other charges. Our restructuring charges involved significant estimates made by management using the best information at the time that the estimates were made. These estimates include: estimated facility exit costs such as lease termination costs, timing and market conditions of rental payments and sub-lease income, and any fees associated with the restructuring, such as brokerage fees.

     On a monthly basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring charges and related accrual. Such factors include, but are not limited to, market data in order to estimate the likelihood, timing, term, and lease rates to be realized from potential sub-leases of abandoned facilities held under operating leases. We also estimate costs associated with abandoning excess facility leases. These estimates involve a number of risks and uncertainties, some of which may be beyond our control, and include: future rental conditions and our ability to successfully work with commercial real estate brokers to market and sub-lease excess facilities, particularly in Newton, Massachusetts, and San Francisco, California, and on terms acceptable to us; the financial condition of potential sub-lessees and their ability to meet the financial conditions throughout the term of any sub-lease agreement; and, estimated costs associated with abandoning such facilities. Actual results may differ materially from our estimates, and as such, may require adjustments to our restructuring accrual and operating results in future periods.

     At December 31, 2001, a restructuring balance of $16.5 million remained accrued, relating to future rent payments, net of estimated sub-lease income, ongoing scheduled fringe benefit payments for terminated employees, and amounts due under contract amendments. We expect to make future rent expense payments, net of sub-lease income, on our contractual lease obligations through fiscal year 2011 and anticipate completing our payments relating to amounts due under contract amendments during the fourth quarter of fiscal year 2002. We will continue to assess the accuracy of our accrual on a quarterly basis and will adjust the accrual based on new information and estimates.

     Amortization of intangible assets. Consolidated amortization of intangible assets increased by $27.9 million to $28.5 million for the current quarter from $0.6 million for the same period last year. Consolidated amortization of intangible assets for the nine months ended December 31, 2001 increased $84.5 million from the same period last year. These increases are primarily due to amortization of goodwill and related intangible assets resulting from the March 2001 acquisition of Allaire.

     At December 31, 2001 our intangible assets consisted of goodwill, developed technology, assembled workforce, and other intangible assets associated with acquisitions, which had a net book value of approximately $254.0 million. On an ongoing basis, we assess whether any events, including significant changes in demand for our products or changes in market conditions in the principle markets in which we sell our products, would adversely impact the carrying value of these assets. Possible examples of these events include but are not limited to: a significant decline in our market value; a decrease in the market value of a particular asset; and continued operating or cash flow losses combined with forecasted future losses on either a consolidated basis or for an individual revenue generating unit. If such an event were to occur, we would estimate future discounted cash flows generated by each of these assets in order to assess the amount by which the asset was impaired as required by Statement of Financial Accounting Standard No. 121 (“SFAS No. 121”) and Accounting Principles Bulletin No. 17. We have not recorded an impairment to any of our intangible assets during the three or nine months ended December 31, 2001 and 2000 and will continue to assess the recoverability of our intangible assets in accordance with SFAS No. 121. Changes in market conditions and other business indicators could give rise to factors that would require us to assess whether any of our intangible assets are impaired. Because a significant amount of our intangible assets represent goodwill and other intangible assets recorded in connection with our March 2001 acquisition of Allaire, any conditions causing a material adverse affect on the sales of our Server Software could result in significant non-cash operating charges reflecting the write down of such intangible assets to their fair values.

     On April 1, 2002, we will be required to adopt Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which supersedes SFAS 121, for impairment of intangible assets. As a result of adopting this standard, we will no longer amortize certain intangible assets, most notably goodwill and assembled workforce, which had net book values at December 31, 2001 of $205.2 million and $17.8 million, respectively. Following adoption of SFAS No. 142, we will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable. In addition, SFAS No. 142 requires that we assess at least once a year the fair value and recoverability of our intangible assets.

MACROMEDIA, INC.

We have not yet fully evaluated the effects of adopting SFAS No. 142 on our consolidated financial statements. Therefore, adoption of SFAS No. 142 could also result in significant non-cash operating charges.

     Interest and other income, net. Consolidated interest and other income, net, decreased by $3.0 million to $1.0 million for the current quarter from $3.9 million for the same period last year. Consolidated interest and other income for the nine months ended December 31, 2001 decreased $5.9 million from the same period last year. These decreases are primarily due to lower cash and investment balances and declining yields on our available-for-sale short-term investments during the current quarter when compared to same periods in the prior fiscal year.

     Gain (loss) on investments. During the three and nine months ended December 31, 2001, we recorded impairment losses on strategic investments of $0.1 million and $7.0 million, respectively. The losses represented write-offs or write-downs of the our carrying amount of these investments and were determined considering, among other factors, the inability of the investee to obtain additional private financing, the suspension of an investee’s current operations, and uncertain financial conditions of the investees. During the three and nine months ending December 31, 2000, we recognized approximately $5.0 million in impairment losses representing AtomShockwave’s write-off of its Stan Lee Media preferred stock investment.

     During the three and nine months ended December 31, 2001, we received funds totaling approximately $0.3 million and $0.6 million, respectively, representing our portion of the liquidated assets of two investees whose investment balances were written-off during fiscal year 2001 in accordance with our investment policy. These returns offset the $0.1 million write-down on existing investments during the current quarter and partially offset the $7.0 million in impairment losses recorded during the nine months ended December 31, 2001. Accordingly, this resulted in a net gain of approximately $0.2 million and loss of $6.4 million on investments for the three and nine months ended December 31, 2001, respectively.

     We will continue to assess the carrying amount of all of our remaining cost-basis investments using factors such as, but not limited to, cash flow projections, revenue trends, market values for comparable public companies, and changes in capitalization structure that would impact liquidation preferences. At December 31, 2001, our two remaining cost basis investments had a combined carrying value approximating $1.0 million.

     Loss on equity affiliate. During the three months ended December 31, 2001, we did not record any gain or loss from our ownership of AtomShockwave, our sole equity affiliate. Our investment balance was reduced to zero during the second quarter of fiscal year 2002 based on our relative portion of AtomShockwave’s losses and further impairment of our investment balance.

     Although there is no remaining investment balance on our balance sheet, we held approximately 40% of the outstanding voting shares of AtomShockwave at December 31, 2001. Consistent with our policy, we will no longer recognize our share of AtomShockwave’s losses. However, since we still hold voting rights, should AtomShockwave ever become profitable at a future point in time, we will begin recording our equity in earnings of the company only after our share of AtomShockwave’s net income exceeds the share of our net losses in AtomShockwave not recognized during the period the equity method of accounting was discontinued.

     Litigation settlement. On August 30, 2001, we signed a stipulation of settlement with lead plaintiffs that resolved securities litigation pending against us and certain of our former officers and directors since 1997 (See Part II — Legal Proceedings). The settlement amount was $48.0 million, of which approximately $19.5 million was recovered from insurance, net of reimbursable legal fees and subject to a reservation by one insurer to seek reimbursement of its $5.0 million settlement contribution. On October 1, 2001, we funded our portion of the settlement amount and have paid substantially all of the remaining legal fees relating to this matter.

     Provision for income taxes. During the current quarter, despite our consolidated loss position we recorded a provision for income taxes of $2.0 million due to the accrual of taxes for our foreign entities and various book to tax differences primarily relating to our restructuring. For the nine months ended December 31, 2001, we recorded a provision of $1.2 million due to our current quarter tax provision, partially offset by benefits resulting from an increase certain deferred tax assets recognized.

MACROMEDIA, INC.

Liquidity and Capital Resources

     At December 31, 2001, we had cash, cash equivalents, and short-term investments of $166.0 million, a 7% decrease from the March 31, 2001 balance of $178.0 million. Working capital decreased to $132.2 million for the current quarter, a 5% decrease from March 31, 2001 balance of $139.5 million.

     Cash used by operating activities for the nine months ended December 31, 2001 was $39.2 million, as compared to cash provided by operating activities of $47.5 million during the same period last year. Cash used by operating activities for the nine months ended December 31, 2001 was primarily due to the net loss of $225.4 million, offset by non-cash depreciation and amortization of $116.3 million, and a $36.0 million loss on equity affiliate. Cash provided by operating activities for the nine months ended December 31, 2000 was primarily due to the net income of $35.1 million and non-cash depreciation and amortization of $22.4 million.

     Cash used in investing activities for the nine months ended December 31, 2001 was $11.2 million, as compared to $97.1 million during the same period last year. Cash used by investing activities for the nine months ended December 31, 2001 was primarily used for purchases of short-term investments and property and equipment. These payments were partially offset by maturities of short-term investments, proceeds from our sale-leaseback transaction, and collections on related party loans receivable. At December 31, 2001, our related party loans consisted of loans to employees that are secured by the underlying assets of these related parties. Cash used by investing activities for the nine months ended December 31, 2000 was primarily used for purchases of short-term investments and property and equipment. These purchases were partially offset by maturities of short-term investments.

     Cash provided by financing activities for the nine months ended December 31, 2001 was $16.1 million, as compared to $54.4 million during the same period last year. Cash provided by financing activities for the nine months ended December 31, 2001 and 2000 was primarily due to proceeds received from the exercise of common stock options. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

     We have non-current cash of approximately $11.4 million that is restricted as to its use. The restrictions on these funds concern security deposits on a lease of real property. These funds cannot be withdrawn without the written consent of the landlord or until such time that the amount of the security deposit is reduced pursuant to the terms of the lease. The restricted cash is classified in the other long-term assets line item on our condensed consolidated balance sheet.

     We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. At December 31, 2001, the notional amount of forward contracts outstanding amounted to $4.2 million.

     In December 2001, we sold an office building in Redwood City, California, with a consecutive 10-year lease for the space that we currently occupy. The sale resulted in proceeds of $22.1 million, excluding related tenant deposits and fees. The transaction was accounted for as a sale-leaseback arrangement and resulted in a deferred gain of approximately $4.5 million, which is classified in our other long-term liabilities line in our condensed consolidated balance sheet, and will be amortized to operating expense over the lease term. The lease will be accounted for as an operating lease, resulting in base rental expense of approximately $1.8 million per year.

     During the nine months ended December 31, 2001, we made investments in property and equipment of $12.9 million, net of reimbursements for leasehold and tenant improvements. We anticipate future capital expenditures of approximately $4.0 million to $6.0 million for the remainder of fiscal year 2002.

     We expect that for the foreseeable future our operating expenses will constitute a significant use of our cash balances, but that our existing cash from operations, cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least December 31, 2002. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to customer acceptance of new products and services and new versions of existing products, the risk of integrating newly acquired technologies and products, the impact of competition, the risk of delay in product development and release dates, the economic conditions in the domestic and significant international markets, quarterly fluctuations of operating results, risks of product returns, risks associated with investment in international sales operations, and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations” below.

     At times, we may require additional resources to fund acquisitions or invest in other businesses, technologies, or product lines. We may seek to raise these additional funds through public, private debt, or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

MACROMEDIA, INC.

If additional funds are required at a future date and are not available on acceptable terms, our business and operating results could be adversely affected.

Recent Developments

     In January 2002, we began executing a supplemental restructuring and cost containment plan in order to further align our cost structure with the continued decline in our business environment. The supplemental plan consists of terminating approximately 110 employees, canceling or vacating certain facility lease obligations due to these employee terminations, changes in our business, and writing off the unamortized costs of abandoned assets at these facilities. The total cost of these actions is expected to result in restructuring charges of $30.0 million to $40.0 million during the quarter ending March 31, 2002. We expect to record these charges beginning in the fourth quarter of fiscal year 2002.

Recent Accounting Standards

     In July 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations. SFAS 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment at least once a year. We will be required to implement SFAS 142 as of the beginning of our fiscal year 2003. We have not yet fully evaluated the effects of these changes on our consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 applies to all long-lived assets (including discontinued operations). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 will be effective for us in fiscal year 2003. We have not yet evaluated the effects of these changes on our consolidated financial statements.

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

MACROMEDIA, INC.

     In addition, our business could be adversely affected if any new products or new versions of existing products fail to perform properly, including upgraded versions of our Flash, Dreamweaver, and Coldfusion software products planned during the next several quarters. Software products may contain undetected errors or “bugs”, which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, third parties may create harmful or disruptive codes, including “virus” codes, which target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results, and financial condition.

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

     General Economic Conditions — In recent quarters, our operating results have been adversely affected by the recent global economic slow-down and the resulting reduced capital spending by users of our products and services. The cost-cutting initiatives implemented by some of the users of our products and services and the uncertainty arising from the national tragedy on September 11, 2001 may reduce or stagnate the demand for our products and services until the economic conditions improve materially. In addition, continued economic slow-down or instability resulting from foreign military and political activities could have a material adverse impact on the demand for our products and on our future results of operations.

     Dependence on the Growth of the Internet and the Viability of Web-based Customers — Our success and the demand for our products depend largely on the viability of our Web-based customers and the continued growth in the use of the Internet. Many of these Web-based companies who purchase licenses to our software products incur net losses from their operations and have experienced, and may continue to experience, difficulty obtaining additional financing to fund their continued operations. The availability of such financing for non-profitable Web-based companies is subject to factors beyond our control, including, but not limited to, the perceived viability of the business plans of such companies, the potential for such companies to realize profits in the foreseeable future, performance of similar companies in the market place, and the cost of capital. In the event that Web-based companies who purchase licenses to our software products are unable to secure the financing necessary to meet their operational and capital requirements, such customers may cease operations or materially reduce the purchases of our products. In addition, issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability remain outstanding and are likely to affect the development of the market for our products. Further, the rate of development and adoption of the Internet has been slower outside of the United States and the cost of bandwidth has been higher. Accordingly, our continued growth depends in part on the adoption of the Internet internationally as well as domestically.

     Intense Competition — The markets for all of our product segments are highly competitive. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. Our primary competitors include, among others, Adobe, Microsoft, and Corel. In addition, we may be deemed to compete with large Web and database platform companies that offer a variety of software products, such as IBM, Oracle, and Sun Microsystems, as well as a number of companies that offer Web application servers, such as BEA Systems, Hewlett Packard, SilverStream Software and Art Technology Group, Inc. Introduction of new products or functionalities in current products by our company or by another company may intensify our current competitive pressures. In addition, several of our current and potential competitors have greater financial, marketing, technical, and intellectual property resources than we do. As we compete with larger competitors across a broader range of product lines and different platforms, we may face increasing competition from such companies or from other companies.

MACROMEDIA, INC.

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

     Risk Associated with Acquisitions — We have entered into business combinations with other companies in the past and may make additional acquisitions in the future. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in the incurrence of dilution, if stock is issued, or debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations, and liquidity. Accordingly, any future acquisitions or failure to effectively integrate acquired companies could result in a material adverse effect on our results of operations.

     Dependence on Distributors — A substantial majority of our revenue is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, retail dealers, and our direct sales force and Website. Domestically, our products are sold primarily through distributors, VARs, and OEMs. In particular, Ingram Micro accounted for 25% and 27% of revenues for the three and nine months ended December 31, 2001, respectively. In addition, we believe that certain distributors are reducing their inventory in the channel and returning unsold products to better manage their inventories. Distributors are increasingly seeking to return unsold product, particularly when a new version or upgrade of a product has superseded such products. If our distributors seek to return increasing amounts of products, such returns could have a material adverse effect on our revenues and results of operations. The loss of, or a significant reduction in sales volume to, a significant reseller, could have a material adverse effect on our results of operations.

     Dependence of Third-Party Manufacturer and Service Providers — We rely primarily on a single independent third-party to manufacture and distribute our products and to embed our software on fixed media. If there is a temporary or permanent disruption of our supply from such manufacturer, we may not be able to replace the supply in sufficient time to meet the demand for our products. In addition, we rely on a limited number of independent third parties to provide support services to our customers and to provide hosting services for our Website. If any of such third-party manufacturer or service provider terminates its relationship with us or ceases to be able to continue to maintain such relationship with us, we may not have sufficient notice or time to avoid serious disruption to our business.

     Risks of International Operations — For the three and nine months ended December 31, 2001, we derived approximately 42% and 39% of our consolidated revenues from international sales, respectively. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on distributors for sales of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign languages. International business is subject to a number of special risks, including: foreign government regulation; general geopolitical risks such as political and economic instability, hostilities with neighboring countries, and changes in diplomatic and trade relationships; more prevalent software piracy; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions; longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws; foreign currency risk; and, other factors beyond our control. Additionally, we are uncertain whether the recent weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation, liquidity problems, and political and military hostilities in these regions.

     We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in various European currencies and Japanese Yen. At December 31, 2001, the notional amount of forward contracts outstanding amounted to $4.2 million. There can be no assurance that such contracts will adequately manage our exposure to currency fluctuations.

MACROMEDIA, INC.

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

     Further, we are currently, and may in the future, be involved in legal disputes relating to the validity or alleged infringement of our, or of a third-party’s, intellectual property rights. Intellectual property litigation is typically extremely costly and can be disruptive to our business operations by diverting the attention and energies of our management and key technical personnel. In addition, any adverse decisions could subject us to significant liabilities, require us to seek licenses from others, prevent us from manufacturing or licensing certain of our products, or cause severe disruptions to our operations or the markets in which we compete, any one of which could dramatically impact our business and results of operations.

     Venture and Equity Investments — We have invested a substantial amount of capital and time on finding, funding, and helping to develop certain privately held companies, many of which can be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have recorded losses on certain investments in the past and could experience further losses on our investments in the future. Our cost basis investments had a carrying value approximating $1.0 million at December 31, 2001.

     Generally Accepted Accounting Principles — We prepare our financial statements in conformity with United States generally accepted accounting principles (“GAAP”). GAAP are subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may affect the reporting of transactions completed prior to the announcement of a change. In order to prepare our GAAP financial statements, a number of estimates are used by our management, particularly with regard to our restructuring plans, amortization of intangibles, and the impact of product returns and inventories held by our distributors and VARs when estimating license revenues to be recognized. Our management uses the best available information at the time to create estimates, however, actual future results may vary from these estimates. It is our policy to prospectively adjust estimates when actual results or better information differ.

MACROMEDIA, INC.

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

MACROMEDIA, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On January 9, 2002, the Superior Court for San Francisco, California entered a final judgment dismissing a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) filed in the Court. The January 9, 2002 judgment implements a settlement under which the claims against us and all other defendants in the Rosen case and related state and federal cases were resolved without presumption or admission of any liability or wrongdoing.

     The Rosen complaint alleged that we and five of our former officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of our stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding our financial results and prospects. The settlement amount is $48.0 million, of which approximately $19.5 million was paid by insurance, net of reimbursable legal fees and subject to a reservation by one insurer to seek reimbursement of its $5.0 million settlement contribution.

     On August 10, 2000, Adobe Systems, Inc. (“Adobe”) filed suit against us in the United States District Court for the District of Delaware (Case No. 00-743-JJF). On September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleges that certain of our products infringe U.S. Patents Nos. 5,546,528 and 6,084,597. On September 27, 2000, we answered the first amended complaint by denying the allegations and filing counterclaims against Adobe seeking a declaration that Adobe’s patents are invalid and unenforceable, and alleging infringement of three of our patents. In particular, we allege infringement of U.S. Patent No. 5,467,443 by at least the Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 by the Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations in our counterclaims. Each party is requesting monetary damages for infringement of its patents and an injunction against future infringement. Further, each party is seeking a court declaration that it is not infringing the other party’s patents, that the other parties’ patents are invalid and an award of attorneys’ fees. Discovery is nearing conclusion, and trial is currently set for April 29, 2002. Although we are not able to predict the outcome of the litigation, we intend to vigorously defend and pursue the matter.

     On October 19, 2001, we filed suit in the United States District Court for the Northern District of California in San Francisco against Adobe Systems, Inc., (Case No. C01-3940-SI). In that suit, we allege that certain of Adobe products, including Adobe’s GoLive and Photoshop software, infringe U.S. Patent No. 5,845,299, entitled “Draw-based Editor for Web Pages,” and that certain of Adobe’s products, including GoLive, infringe U.S. Patent No. 5,911,145, entitled “Hierarchical Structure Editor for Web Sites”. The complaint further alleges that Adobe has been on notice of these patents since 1999, and that its infringement has been willful. Our complaint seeks monetary damages for infringement and an injunction against future infringement. We further seek an award of attorneys’ fees. No trial date has been set, and discovery has not yet commenced.

     On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by us, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001.

MACROMEDIA, INC.

     On April 11, 2001, Allaire, after it was merged into Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. On September 25, 2001, the Court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action. Although the Class Action and Kassin are in their early stages and we are not able to predict the outcome of the litigation at this time, we intend to defend these claims vigorously.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits.

EXHIBIT
NUMBER	EXHIBIT TITLE

3.01	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Secretary of State of the State of Delaware on October 26, 2001. (a)
4.01	Rights Agreement dated October 25, 2001 between Registrant and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Rights to Purchase Preferred Shares and as Exhibit C the Form of Rights Certificate. (a)
10.01	1993 Employee Stock Purchase Plan, as amended to date. (b) (*)
10.02	2001 Employee Stock Purchase Plan. (b) (*)
10.03	Form of Non-Plan Stock Option Grant for the grant of options to purchase 400,000 shares of common stock, par value $0.001, of the Registrant. (c) (*)

(a)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 26, 2001.

(b)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on January 18, 2002 (Registration Statement No. 333-77040).

(c)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-44016) filed with the Commission on August 17, 2000.

(*)	Represents a management contract or compensatory plan or arrangement.

(B)	Reports on Form 8-K.

1.	A Current Report on Form 8-K under Item 5 was filed by the Company on October 26, 2001. In this report, the Company reported the issuance of a press release dated October 25, 2001 announcing the adoption of a Shareholder Rights Plan by the Company’s Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2002	MACROMEDIA, INC.

	By:	/s/ Elizabeth A. Nelson

Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)