Form 10-K
period 2002-03-31
MACROMEDIA INC
filed 2002-06-12
CIK 913949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 000-22688

MACROMEDIA, INC.
(A Delaware Corporation)

I.R.S. Identification No. 94-3155026

600 Townsend Street
San Francisco, California 94103
Telephone: (415) 252-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 8, 2002: $1.3 billion. See definition of affiliate in Rule 12b-2 of the Exchange Act.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

(1)	Designated portions of the Proxy Statement relating to the 2002 Annual Meeting of Stockholders: Part III (Items 10, 11, 12 and 13)

MACROMEDIA, INC. AND SUBSIDIARIES

FORM 10-K
ANNUAL REPORT
For the Year Ended March 31, 2002

PART I

Except for historical financial information contained herein, the matters discussed in this Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties, and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) those risks and uncertainties identified under “Risk Factors that May Affect Future Results of Operations”, and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1.     Business

Business Overview

We provide software that empowers millions of developers and designers to create effective user experiences on the Internet. Our integrated family of software technologies enables the development of a wide range of Internet solutions including Websites, rich media content, and Internet applications across multiple platforms and devices.

With an installed base of more than three million developers and designers, and with Macromedia Flash Player available to 98 percent of Web users, we are a strategic information technology (“IT”) supplier to customers in the business, government, and educational markets. Our products are sold worldwide in more than 50 countries, primarily through a network of distributors, dealers and value-added resellers (“VARs”).

Our market strategy is to ensure that our products support, enhance, and extend the capabilities of major computing platforms. To implement this strategy we design our products to work on multiple operating systems including Microsoft Windows, Sun Microsystems’ Solaris, Apple OS X, and Linux as well as application server technology based on the Sun Microsystems, Inc. Java technology platform and the Microsoft .NET Framework. In addition, we actively participate in the creation and adoption of important industry standards that we believe will make our customers more successful by enabling open integration and interoperability between different software systems.

Customers as varied as Cisco Systems, Inc., Walt Disney Company’s Disney Online, Hewlett-Packard, the U.S. Air Force, Bose Corporation, E*Trade Financial, and Ford Motor Company have all used Macromedia products to deliver effective user experiences for solutions that include Website marketing, online advertising, online commerce, automation of key business processes, and employee training.

Throughout fiscal year 2002, we operated in one business segment, the Software segment. Prior to the fourth quarter of fiscal year 2001, our operations also included a business segment consisting of our then consolidated subsidiary, AtomShockwave Corp. (“AtomShockwave”), formerly shockwave.com, a provider of online entertainment on the Web. On January 14, 2001, shockwave.com consummated its merger with Atom Corporation (“AtomFilms”), with the surviving company named AtomShockwave. As a result of the transaction, we no longer consolidate the results of AtomShockwave and currently operate in one business segment, the Software segment. We evaluate operating segment performance based on net revenues and total operating expenses of the Software segment. At March 31, 2002, we held approximately 40% of the outstanding voting shares of AtomShockwave.

We were incorporated in Delaware in February 1992. Our principal executive offices are located at 600 Townsend Street, San Francisco, California 94103.

Market Opportunity

Several broad industry trends in the development of software systems for corporations, government, and educational institutions shape the market opportunity for our products. First, organizations are adopting Internet technologies as the primary mechanism for deploying content and applications to end-users. This trend began in the mid 1990s and is continuing today, as more and more organizations recognize the benefits of using Internet technologies to communicate and interact with employees, customers, and partners. Second, large organizations are migrating existing business systems from mainframe computers to a new generation of application server technologies such as Java application servers and the Microsoft .NET Framework. At the same time, organizations are building new business systems using application server technologies to automate business processes including expense management, customer service, supply chain interactions, employee training and support for remote workers, and human resources administration. Third, the market for Internet-connected devices including cellular phones, personal digital assistants, game consoles, and home entertainment systems is rapidly expanding.

In the context of these broad industry trends, we believe there is a significant opportunity for software that makes it easier and more cost effective to create content and applications that offer a positive interactive experience for end-users. Creating high-quality, responsive, and effective interfaces for end-users requires a combination of client software for enabling the display of information and user interactions, server software that can extend application server technologies to handle the unique needs of generating a high-quality end-user experience, and development tools that can be used to design content, develop interactions, and integrate content and application functionality. Moreover, as the market for Internet-connected devices grows, we believe there will be increasing demand for products that enable the creation of content and application user interfaces which can be deployed to personal computers and other Internet-connected devices.

Given these market trends and the opportunities they create, we believe our products provide IT organizations in business and government institutions the client, server, and development tool technologies to create effective end-user interfaces for Internet technologies and Internet-connected devices.

The current trends in the business and government sectors are also shaping the long-term demands for specialized computing skills in the labor force. As a result, educational institutions in both K-12 and higher education markets are seeking to incorporate technology into their curriculum that enables students to both learn professional skills and gain general computer competencies through the use of software to complete traditional educational exercises and analysis collaboratively and individually. The demand for technology in the education market represents another market opportunity for us to sell our products directly to educational institutions, instructional designers, and students.

Products

Macromedia provides client software, servers, and development tools for cost-effectively building Websites and Internet applications that offer highly effective end-user experiences. A substantial portion of our revenues are derived from licensing our software products, which are now included in the Macromedia MX product family. The products in the Macromedia MX product family are specifically designed to work together through functional integration and a shared user interface standard. Macromedia MX provides a complete, integrated solution for building Internet applications that combine the interactivity of multimedia and desktop applications, the multi-way communication capabilities of collaborative computing systems, and the flexible deployment characteristics of Web applications.

Client Software.    Our client software is enabling technology to be distributed to end-users on the Internet. We distribute our client software for the personal computing platform as downloads from our Websites at no charge.

We also distribute our client software through original equipment manufacturers (“OEMs”) such as Microsoft and Apple as well as device manufactures including Casio, Nokia, and Sony. Our two client software products are Macromedia Flash Player for the Macromedia MX product family and Macromedia Shockwave Player.

Macromedia Flash Player—Macromedia Flash Player is the most widely distributed rich client software on the Internet. The player provides a runtime environment for text, graphics, animations, sound, video, application forms, and two-way communications. According to a survey by The NPD Group, a provider of global information for measuring product movement and consumer behavior in a variety of industries, 98 percent of Web users can view content created for Macromedia Flash Player. Macromedia Flash Player is also available on a wide range of Internet-connected devices such as wireless and handheld devices, interactive TV, and game consoles.

Macromedia Shockwave Player—Macromedia Shockwave Player is a rich media player used for deploying multimedia content for use in Internet solutions including education, training, games, and commerce. According to The NPD Group, Macromedia Shockwave Player is available to 70 percent of Web users.

Server Software.    Our Server Software is used by thousands of companies worldwide to develop and deploy Web applications. The Macromedia MX product family primarily includes Macromedia ColdFusion MX server. In addition, our Server Software includes the Macromedia JRun Server product which supports the Java 2 Platform, Enterprise Edition (“J2EE”).

Macromedia ColdFusion MX—Macromedia ColdFusion MX is the server technology in the Macromedia MX product family. Macromedia ColdFusion MX provides a server-scripting environment and a set of features for building database-driven applications that are accessible through both Web browsers and Macromedia Flash Player. ColdFusion is used by organizations that need a way to quickly build scalable business applications. Macromedia ColdFusion MX is built on an open Java technology architecture. As a result, it can be deployed on third-party Java application servers that support the J2EE specification, including Macromedia JRun Server, IBM WebSphere, and Sun Microsystems SunONE application servers.

Macromedia JRun Server—Macromedia JRun Server is a Java application server based on the J2EE specification. While not part of the Macromedia MX product family, Macromedia JRun Server integrates with our development tool offerings and is designed to compete at the mid-range of the Java application server market through ease-of-use and price. Macromedia JRun Server is used to deploy applications for functions such as online banking and customer service.

Development Tools.    Our development tools provide a broad range of capabilities for building the full scope of Internet solutions including Websites, Web applications, and Rich Internet Applications. The tools in the Macromedia MX family include Macromedia Dreamweaver MX, Macromedia Flash MX, and Macromedia Fireworks MX. These products are licensed individually and together in a suite, Macromedia Studio MX, that also includes Macromedia FreeHand 10 and a license of ColdFusion MX Server Professional Edition, which is restricted to use on a single computer for development purposes. In addition to the Macromedia MX products, we license several tools that are market leaders in their respective categories, including Macromedia Director Shockwave Studio for multimedia development and Macromedia Authorware for creating computer based training solutions.

Macromedia Dreamweaver MX—Macromedia Dreamweaver MX is a leading professional development environment for creating Websites and applications. It includes capabilities for visually designing HTML (“Hyper Text Markup Language”) pages, coding HTML and application logic, and working with application server technologies. Macromedia Dreamweaver MX is used by designers and developers to create a broad range of Web solutions for publishing online commerce, customer service, and online education. Macromedia Dreamweaver MX, which is included in the Macromedia MX product suite, is licensed per development seat and is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia Flash MX—Macromedia Flash MX provides a development environment for creating Internet user experiences that integrate animations, motion graphics, sound, text, video, and application functionality. Solutions built with Macromedia Flash MX are deployed on the Web to browsers and Internet-connected devices that run Macromedia Flash Player. Since Macromedia Flash MX is part of the Macromedia MX product family, it is designed to work with and complement the other Macromedia MX products, including integration on the server with Macromedia ColdFusion MX. Macromedia Flash MX is licensed per development seat, and available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia Fireworks MX—Macromedia Fireworks MX is a professional graphics design tool for building interactive Web graphics. Macromedia Fireworks MX gives professional designers as well as developers who need to create graphics for Websites and applications, tools for creating images that can be deployed to Web browsers and Macromedia Flash Player. Macromedia Fireworks MX integrates with Macromedia Flash MX and Macromedia Dreamweaver MX. It is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia FreeHand—Macromedia FreeHand is a professional vector graphics tool that is used by designers and illustrators to create images that can be scaled. Macromedia FreeHand, which is included in the Macromedia Studio MX product suite, supports developing images for print, the Web, and Macromedia Flash Player.

Director Shockwave Studio—Director Shockwave Studio is a tool for creating multimedia content that combines images, text, audio, and video into presentations and interactive experiences. For Websites, Director Shockwave Studio provides a powerful solution for delivering multimedia content that supports three dimensional images and animations including education, games, and commerce. In addition, Director Shockwave Studio enables the creation of fixed-media content for CD titles and DVD titles in the entertainment, education, and corporate training markets.

Macromedia Authorware—Macromedia Authorware is a rich media authoring tool used for e-learning. Uses of Macromedia Authorware range from creating Web-based tutorials to simulations incorporating audio and video. Applications developed with Macromedia Authorware can be delivered on the Web, over corporate networks, or on CD-ROM.

Product Development

The majority of our research and product development has been performed in the United States. Development teams or contractors in various local markets perform translation and localization of foreign-language versions of certain products. For fiscal years 2002, 2001, and 2000, consolidated research and development expenses were $110.1 million, $107.7 million, and $65.7 million, respectively.

As the software industry is characterized by rapid technological change, a continuous high level of expenditure is required to enhance existing products and develop new products. We believe that our future success depends on our ability to enhance existing products, as well as develop and introduce new products on a timely basis. It is critical that new products and enhancements keep pace with constantly evolving network infrastructure, Internet technology, and competitive offerings. We continue to adapt our products to new hardware and software platforms in order to embrace industry standards, and therefore we will continue to incur significant operating expenses in the future for product research and development. As part of this effort, we may, as appropriate, acquire additional software and system technologies that we consider critical to meeting the needs of Internet developers and consumers.

Independent firms and contractors perform some of our product development activities, while other technologies used in our products are licensed from third-parties. We generally either own or license the software developed by third-parties. Because qualified development personnel are in high demand, independent developers, including those who currently develop products for us, may not be able to provide development support to us in the future. Similarly, we may not be able to obtain and renew existing license agreements on favorable terms, if at all, and any failure to do so could harm our business.

Marketing and Sales

Our customer-related operations are divided into four primary geographic regions, the Americas, Europe, Japan, and Asia Pacific, and are supported by global marketing and sales organizations. Through these organizations, we extend our brand worldwide through various marketing techniques, including direct mailing and advertising both on the Web and in print, customer seminars, and trade shows. We also work directly with our distributors, resellers, and OEMs on cooperative advertising, promotions, and trade show presentations.

A substantial portion of our revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, VARs, electronic commerce through our Websites, mail order, OEMs, hardware and software superstores, and retail dealers.

Our ability to effectively distribute our products, particularly in the international markets we serve, depends in part upon the financial and business condition of our distributor network. From time to time, computer software distributors experience difficulties, particularly during times of economic contraction, and may do so in the future. Moreover, the changing distribution models resulting from the Internet, and in particular the increased focus on direct sales to major accounts, may impact our distributor network in the future. One distributor, Ingram Micro, accounted for 28% of our consolidated net revenues in fiscal years 2002 and 2001. The loss of this distributor or a significant reduction in business with this or any major international distributor could harm our business.

We also sell our products directly to large corporate and educational institutions, typically under volume licensing programs where customers have the right to reproduce and use our software products.

Internationally, our products are sold both directly to end-users and through distributors. International sales accounted for 40% and 43% of our consolidated net revenues in fiscal years 2002 and 2001, respectively. In certain cases, distributors have exclusive distribution rights to certain products in their respective countries.

We typically ship finished products shortly after receipt of order, which is common in the computer software industry. Accordingly, we do not typically maintain significant backlog and backlog as of any particular date is not indicative of actual sales of any succeeding period.

Customer Support and Training

We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation that, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Our customers have a broad choice of support options depending on the level of service desired. We provide access to a wide range of technical information on our Website, as well as online forums for each of our products. For our development tool software products, we offer complimentary 90-day technical support for end-users who have registered their products with us by email or over the phone. In addition, we offer a number of paid support options, including incident-based support, annual support contracts, and access to “24 by 7” support.

We have also developed relationships with third-party support providers to complement the support services provided by Macromedia.

Our customers also depend on support from our worldwide network of VARs, training centers, and third-party developers. We offer several programs that provide marketing, sales, and technical support to augment services provided by our global partner network.

We offer both online and classroom-based training as well as formal certification for our development tool and server products through a worldwide network of authorized third-party training centers and certified Macromedia instructors. In addition, training and instruction on the use of Macromedia products is provided by thousands of high schools, colleges, and technical schools throughout the world. We support the expanded use of Macromedia products for classroom training by providing approved curriculum and through reduced pricing on products licensed to schools and students.

Production and Suppliers

Production of our finished products involves duplication of the software, the printing of user manuals, and product assembly. The purchase of media, the transfer of the software programs onto media, and the assembly and distribution of finished goods is performed by a third-party manufacturer. Manufacturing is currently performed by one vendor at three separate facilities located in Preston, Washington, Apeldoorn, The Netherlands, and in Singapore. Our current vendor operates multiple facilities around the world that are capable of serving any additional needs we may have and such sites could serve as viable back-ups in the event manufacturing difficulties arise at the existing sites used to support our business. In addition, we believe there are other third-party vendors capable of fulfilling our production and distribution requirements. To date, we have not experienced any material difficulties or delays in the production of our software and documentation or in the distribution of finished products.

In addition, we license and distribute our software products directly to end-users over the Internet through our Websites. With an increasing proportion of revenues being derived from online sales, customer access to our Websites affects the volume of software products we sell and thus affects our consolidated net revenues. A third-party hosts the primary computer equipment and communications systems used to run our Websites. We experience occasional system interruptions that make our Websites unavailable or prevent us from efficiently fulfilling orders, which may reduce our revenues. To prevent system interruptions, we, as well as our third-party service provider, upgrade software, hardware, and network infrastructures used in the operation of our Websites to accommodate increased traffic and sales volume on our Websites, and to ensure integration to our other business systems.

Our computer and communications systems as well as those of our third-party service provider could be damaged or interrupted by fire, flood, earthquake, power loss, telecommunications failure, vandalism, and similar events. Computer viruses, physical or electronic vandalism and similar disruptions could also cause system interruptions, delays, and loss of critical data and could prevent us from fulfilling customer orders. If this were to occur, it could impact our sales and damage our reputation and the reputation of our products. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. While we currently do not have backup systems and our formal disaster recovery plan and related testing are under development, we are actively evaluating other third-party services providers to distribute our infrastructure in order to mitigate against such risks.

Competition

We operate in a highly competitive market characterized by market and customer expectations to incorporate new features, and accelerate the release of new products. These market factors represent both opportunities and competitive threats to us.

Our development tools compete directly and indirectly with products from major vendors including Microsoft Corporation (“Microsoft”), International Business Machines (“IBM”), Corel Corp. (“Corel”), and Adobe Systems Incorporated (“Adobe”). The Web application development tools market is a very competitive market. While we believe that we are a leader in the market for professional Web development tools with Macromedia Dreamweaver, we face competition from Adobe GoLive, and pressure from the mid-range solution provided by Microsoft FrontPage. We believe our ability to compete favorably in this market in the future will require continued product development and innovation resulting in new functionality that can integrate with our existing products so that we can offer our customers a greater suite of products and solutions.

Our server products compete in a highly competitive and rapidly changing market for application server technologies. We face competition from major vendors including Microsoft, IBM, BEA Systems, Inc. (“BEA”), Sun Microsystems, Inc. (“Sun”), and Oracle Corporation (“Oracle”). In addition, Macromedia ColdFusion MX competes indirectly with several technologies available today at no cost including the PHP and PERL programming environments that are available for the Apache Web server. Macromedia JRun Server competes with large Java application server vendors as well as products available at no cost including the Tomcat Java Servlet Engine provided by the Apache Foundation. We believe our future results largely depend on our ability to innovate by developing new products and providing enhancements and upgrades of current product offerings that compete favorably with respect to reliability, performance, ease of use, and pricing. We believe that we will be able to continue to successfully compete with our server products through a combination of functionality, ease of use, and price performance.

Today our client technologies, Macromedia Flash Player and Shockwave Player, command leadership positions in their respective categories. For animation and application user interfaces, Macromedia Flash Player is the most widely distributed Web browser plug-in. However, Macromedia Flash Player faces competition from several vendors and the on-going success of Macromedia Flash Player could be threatened by new capabilities added to Web browsers or by alternatives provided by major operating system vendors. We believe that our existing market penetration and user acceptance provides our client technologies with a competitive advantage over other competing technologies.

Proprietary Rights and Licenses

We rely on a combination of patent, copyright, trade secret, and trademark laws, as well as employee and third-party nondisclosure agreements, to protect our intellectual property rights and products. We distribute software under license agreements that customers accept when they open physical copies of our products or activate electronic versions of our products. Nonetheless, certain of our intellectual property rights may not be successfully asserted in the future or may be invalidated or challenged. In addition, the laws of certain countries in which our products are or may be distributed do not protect our products and intellectual rights to the same extent as the laws of the United States. Our inability to protect our proprietary rights could harm our business.

Policing unauthorized use of our software products is difficult. We have dedicated resources to focus on piracy and participate in industry groups to further police unauthorized use of our software. While we have recovered some revenue resulting from the unauthorized use of our software products, we cannot determine the extent to which software piracy of our products exists. We anticipate that software piracy will continue to be a persistent issue in the software industry.

Employees

As of March 31, 2002, we had 1,216 full-time employees and 189 contractors worldwide. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good. Our future success is highly dependent on our ability to attract, retain, and motivate highly skilled employees.

Item 2.     Properties

A significant portion of our United States operations are located in various buildings in San Francisco, California. We lease 306,000 square feet of space in San Francisco, 109,000 of which is not currently occupied by us and is sub-leased or being marketed for sub-lease. Most of the leases expire between July 2004 and June 2010, and we have renewal options at favorable rates to market conditions and for successive terms. We currently lease 348,000 square feet of space in Newton, Massachusetts, which expires in June 2010, of which 250,000 square feet is sub-leased or being marketed for sub-lease. We lease 53,000 square feet of space in Redwood City, California with a lease that expires in December 2011. We also lease 55,000 square feet at a facility in Richardson, Texas, of which 27,000 square feet is being marketed for sub-lease. We have additional facilities in North America for field sales offices, Bracknell, England for our European operations, Kew, Australia for our Asia Pacific operations, and Tokyo, Japan for our Japanese operations. We believe our facilities are adequate for current and near-term needs.

Item 3.     Legal Proceedings

On August 10, 2000, Adobe Systems, Inc. (“Adobe”) filed suit against us in the United States District Court for the District of Delaware (Case No. 00-743-JJF). On September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleged that certain of our products infringe U.S. Patents Nos. 5,546,528 and 6,084,597. On September 27, 2000, we answered the first amended complaint by denying the allegations and filing counterclaims against Adobe seeking a declaration that Adobe’s patents are invalid and unenforceable, and alleging infringement of three of its patents. In particular, we alleged infringement of U.S. Patent No. 5,467,443 (“the ‘443 patent”) by at least the Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 (“the ‘998 and ‘969 patents”) by the Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations of our counterclaims. On March 28, 2002, Adobe’s claims relating to U.S. Patent No. 6,084,597 were dismissed by stipulation.

Trial on Adobe’s remaining claims relating to U.S. Patent No. 5,546,528 (“the ‘528 patent”) was held on April 29, 2002 through May 2, 2002. On May 2, 2002, the jury in that trial found that we willfully infringed Adobe’s ‘528 patent, that the ‘528 patent was valid, and awarded damages of $2.8 million to Adobe. Adobe has also claimed that Macromedia Flash MX, Macromedia Dreamweaver MX, and Macromedia Fireworks MX software products infringe the ‘528 patent. The court has ordered a separate trial of Adobe’s claims relating to these software products but has not yet set a date for the trial. We intend to vigorously defend against Adobe’s claims relating to our Macromedia Flash MX, Macromedia Dreamweaver MX, and Macromedia Fireworks MX software products. Our March 31, 2002 consolidated financial statements reflect the charge of $2.8 million in damages awarded to Adobe in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. The awarded damages are included as a component of other income (expense) in our consolidated statements of operations and in accrued liabilities in our consolidated balance sheets. Trial on our counterclaims for infringement of the ‘443, ‘998, and ‘969 patents proceeded before a separate jury on May 6, 2002 through May 10, 2002. On May 10, 2002, the jury found that Adobe willfully infringed our patents and that all but the ‘998 patent were valid. The jury awarded damages of $4.9 million to us. We intend to seek to set aside the invalidity determination as to the ‘998 patent. In addition, issues relating to each party’s equitable defenses and claims for enhanced damages and attorneys’ fees remain to be resolved by the court, as do the parties’ respective post-trial motions. We will record the gain from the judgment in our consolidated financial statements during the period that the amount becomes known and is realizable in accordance with SFAS No. 5.

On October 19, 2001, we filed suit in the United States District Court for the Northern District of California in San Francisco against Adobe (Case No. C01-3940-SI). In that suit, we allege that certain of Adobe products, including Adobe’s GoLive and Photoshop software, infringe U.S. Patent No. 5,845,299, entitled “Draw-based Editor for Web Pages,” and that certain of Adobe’s products, including GoLive, infringe U.S. Patent No. 5,911,145, entitled “Hierarchical Structure Editor for Websites”. The complaint further alleges that Adobe has been on notice of these patents since 1999, and that its infringement has been willful. Our complaint seeks monetary damages for Adobe’s infringement and an injunction against future infringement. We also seek an award of attorneys’ fees. Discovery has begun, and the case is set for trial in June 2003.

On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its merger with Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the court. Plaintiffs filed an amended complaint on November 30, 2001. The defendants have filed a motion to dismiss the amended complaint, which the plaintiffs have opposed and are awaiting action by the court.

On April 11, 2001, Allaire, after it was merged into Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. On September 25, 2001, the court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action, and also are subject to defendants’ pending motion to dismiss. Although the Class Action and Kassin are in their early stages and we are not able to predict the outcome of the litigation at this time, we intend to defend these claims vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

On February 13, 2002, we held a special meeting of stockholders where stockholders approved a proposal to increase the number of shares reserved for issuance under our 1993 Employee Stock Purchase Plan by 400,000 shares, from 1,150,000 shares to 1,550,000 shares. A total of 52,903,422 shares of Macromedia were present or represented by proxy at the meeting. The proposal was approved, with 48,562,778 shares voting for, 4,270,123 shares voting against, and 70,521 abstaining. There were no broker non-votes.

At this meeting, the stockholders also approved the adoption of Macromedia’s 2001 Employee Stock Purchase Plan authorizing 2,000,000 shares to be reserved for issuance. A total of 52,903,422 shares of Macromedia were present or represented by proxy at the meeting. The proposal was approved, with 48,786,643 shares voting for, 4,045,463 shares voting against, and 71,316 abstaining. There were no broker non-votes.

PART II

Item 5.         Market for the Registrant’s Common Equity and Related Stockholder Matters

The information required is set forth under “Quarterly Results and Stock Market Data” tabulations, on page F-60 of this report.

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

Item 8.         Financial Statements and Supplementary Data

The information required is set forth under “Independent Auditors’ Report,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages F-25 to F-60 of this report.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

PART III

Item 10.       Directors and Executive Officers of the Registrant

The information concerning our directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Proposal No. 1—Election of Directors”.

The information concerning our executive officers required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Executive Officers”.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section in our Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.       Executive Compensation

The information concerning executive compensation required by this Item is incorporated by reference to the sections in our Proxy Statement entitled “Executive Compensation”, “Compensation of Directors”, “Employment Agreements and Change of Control Arrangements”, and “Compensation Committee Interlocks and Insider Participation”.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning executive compensation required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management”.

Certain information concerning related stockholder matters required by this Item can be found on page F-49. Additional information required by this item is incorporated by reference to the section in our Proxy Statement entitled “Equity Compensation Plan Information”.

Item 13.       Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Certain Transactions”.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-k

(A)  The following documents are filed as part of this Report:

1.  Financial Statements.    The following Consolidated Financial Statements of Macromedia, Inc. and Subsidiaries are incorporated by reference to Part II, Item 8 of this Form 10-K:

Independent Auditors’ Report
Consolidated Balance Sheets—March 31, 2002 and 2001
Consolidated Statements of Operations—Years Ended March 31, 2002, 2001, and 2000
Consolidated Statements of Stockholders’ Equity—Years Ended March 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows—Years Ended March 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

2.  Financial Statement Schedule.    The following financial statement schedule of Macromedia, Inc. and Subsidiaries for the fiscal years ended March 31, 2002, 2001, and 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Macromedia, Inc. and Subsidiaries:

Schedule II: Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.02	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	August 20, 2001

3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.04	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Secretary of State of the State of Delaware on October 26, 2001.	8-A	October 26, 2001

3.05	Registrant’s amended and restated Bylaws effective May 3, 2001.	10-K	June 11, 2001

4.01
Rights Agreement dated October 25, 2001 between
Registrant and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Rights to Purchase Preferred Shares, and as Exhibit C the Form of Rights Certificate.
		8-A	October 26, 2001

10.01	Macromedia, Inc. 1993 Employee Stock Purchase Plan, as amended to date. *	S-8	January 18, 2002

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

10.02	Macromedia, Inc. 2001 Employee Stock Purchase Plan. *	S-8	January 18, 2002

10.03	1992 Equity Incentive Plan, as amended to date. *	10-Q	August 3, 2001

10.04	1993 Directors Stock Option Plan, as amended to date. *	10-Q	August 3, 2001

10.05	Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 6, 2001.			X

10.06	First Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.			X

10.07	Second Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.			X

10.08	Third Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 30, 2001.			X

10.09	Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated November 29, 2001.			X

10.10	First Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 3, 2001.			X

10.11	Second Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 17, 2001.			X

10.12	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999.	10-K1	March 30, 2000

10.13	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000.	10-Q2	August 14, 2000

10.14	Registrant’s Form of Non-Plan Stock Option Grant. *	S-8	August 17, 2000

10.15	Non-Stock Option Grant between the Registrant and Robert K. Burgess dated July 11, 1996. *			X

10.16	Written Confirmation of Consent to Amendment of Option and Cancellation of Option between the Registrant and Robert K. Burgess dated July 15, 1997. *			X

10.17	Non-Plan Stock Option Grant between the Registrant and Dominic J. Gallello dated October 18, 2001. *			X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

10.18	Employment agreement between the Registrant and Robert K. Burgess dated August 25, 1996. *	10-Q	November 14, 1996

10.19	Consulting agreement between the Registrant and Alan S. Ramadan dated October 1, 2001. *			X

10.20	Distribution Agreement by and between the Registrant and Ingram Micro, Inc. dated March 28, 1996. **	10-K	June 27, 1996

10.21	Consulting agreement between the Registrant and John (Ian) Giffen dated February 1, 1998. *			X

10.22	First Amendment to consulting agreement between the Registrant and John (Ian) Giffen dated March 31, 2000. *			X

21.01	List of Registrant’s subsidiaries.			X

23.01	Consent of Independent Auditors.			X

24.01	Power of Attorney (see page 17 of this Form 10-K).			X

*	Represents a management contract or compensatory plan or arrangement.

**
Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been redacted and marked with a double asterisk. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.

(1)	Filed with the Allaire Corporation Annual Report on Form 10-K (Commission File Number 0-25265).

(2)	Filed with the Allaire Corporation Quarterly Report on Form 10-Q (Commission File Number 0-25265).

(B)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROMEDIA, INC.

By:	/s/ ROBERT K. BURGESS
Robert K. Burgess Chairman and Chief Executive Officer
Dated: June 10, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert K. Burgess and Elizabeth A. Nelson, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ ROBERT K. BURGESS Robert K. Burgess	Chairman and Chief Executive Officer (Principal Executive Officer)	June 10, 2002

/S/ ELIZABETH A. NELSON Elizabeth A. Nelson	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 10, 2002

/S/ JOHN (IAN) GIFFEN John (Ian) Giffen	Director	June 10, 2002

/S/ WILLIAM H. HARRIS, JR. William H. Harris, Jr.	Director	June 10, 2002

/S/ ROBERT A. KOTICK Robert A. Kotick	Director	June 10, 2002

/S/ MARK KVAMME Mark Kvamme	Director	June 10, 2002

/S/ DONALD L. LUCAS Donald L. Lucas	Director	June 10, 2002

/S/ ALAN RAMADAN Alan Ramadan	Director	June 10, 2002

/S/ WILLIAM B. WELTY William B. Welty	Director	June 10, 2002

MACROMEDIA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION
March 31, 2002

MACROMEDIA, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data presented below for the five years ended March 31, 2002, is derived from our Consolidated Financial Statements and related notes thereto. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included in Item 8 of this Form 10-K.

	Years ended March 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)

OPERATING RESULTS:
Net revenues	$324,794	$389,600	$264,159	$153,243	$113,803
Cost of revenues	42,546	42,398	28,829	15,625	15,107

Gross profit	282,248	347,202	235,330	137,618	98,696

Operating expenses:
Sales and marketing	170,651	155,453	113,005	73,153	60,379
Research and development	110,118	107,670	65,739	41,551	36,829
General and administrative	43,693	39,000	24,610	16,740	13,231
Acquisition related expenses and in-process research and development	—	22,774	11,516	454	7,658
Non-cash stock compensation	—	6,000	11,071	287	49
Restructuring expenses	81,820	—	—	—	—
Impairment and amortization of intangible assets	114,532	9,872	1,013	248	—

Total operating expenses	520,814	340,769	226,954	132,433	118,146

Operating income (loss)	(238,566)	6,433	8,376	5,185	(19,450)
Interest income and other, net	6,400	14,178	6,187	5,037	4,637
Loss on investments, net	(6,980)	(13,836)	—	—	—
Loss on equity affiliate	(36,016)	—	—	—	—
Litigation settlements	(31,402)	—	—	—	—
Minority interest	—	15,336	6,179	—	—

Income (loss) before income taxes	(306,564)	22,111	20,742	10,222	(14,813)
Provision for income taxes	2,266	8,737	11,975	7,612	828

Net income (loss)	(308,830)	13,374	8,767	2,610	(15,641)
Accretion on mandatorily redeemable convertible preferred stock	—	—	(2,538)	(104)	—

Net income (loss) applicable to common stockholders	$(308,830)	$13,374	$6,229	$2,506	$(15,641)

Net income (loss) applicable to common stockholders per common share:
Basic	$(5.31)	$0.26	$0.14	$0.06	$(0.40)
Diluted	$(5.31)	$0.24	$0.12	$0.05	$(0.40)

	As of March 31,
	2002	2001	2000	1999	1998
	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$161,971	$177,970	$187,036	$111,157	$88,940
Working capital	116,881	139,497	182,150	105,367	83,525
Total assets	517,838	785,673	339,359	202,495	158,126
Long-term liabilities	37,301	1,172	321	687	653
Mandatorily redeemable convertible preferred stock	—	—	—	13,591	3,548
Total stockholders’ equity	380,721	668,213	254,276	147,031	127,240

MACROMEDIA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Macromedia, Inc. provides software that empowers developers and designers to create effective user experiences on the Internet. Our integrated family of technologies enables the development of a wide range of Internet solutions including Websites, rich media content, and Internet applications across multiple platforms and devices.

In fiscal year 2002, we experienced a decline in revenues and operating results from our business that was primarily due to adverse worldwide economic conditions as well as reduced information technology (“IT”) and Web developer spending worldwide. In addition, other factors specific to our company impacted our revenues and operating results during fiscal year 2002. In particular, we extended the product development cycle for some of our core products, including Macromedia Dreamweaver, Macromedia Flash, and Macromedia Fireworks. During fiscal year 2002, there were no new version releases of these and certain other products, and as a result, revenues for these products decreased in fiscal year 2002 when compared to the prior fiscal year. These decreases were partially offset by a full year of revenues from products resulting from the March 2001 merger with Allaire Corporation (“Allaire”).

Our total spending in fiscal year 2002 increased primarily due to higher compensation and benefits expenses for additional employees resulting from the merger with Allaire. In order to realize cost synergies from the Allaire merger as well as respond to the current economic environment, we restructured the organization during the first and fourth quarters of fiscal year 2002. Our restructuring expenses for fiscal year 2002 totaled $81.8 million, primarily consisting of charges for canceling or vacating facility operating leases, the write off of abandoned fixed assets, and severance-related costs.

In March 2002, we launched the first product release of our new Macromedia MX family of products, Macromedia Flash MX. Our MX strategy provides an integrated family of client, tool, and server technologies. We will continue to commit significant resources to our research and development activities in order to enhance existing products and develop new products and technologies to meet customer needs. In addition, we are investing additional resources in our international offices to strengthen our infrastructure and increase sales and marketing programs, which includes the addition of management and staff personnel. We anticipate that our international revenues will continue to represent a significant portion of our revenues and increase as a percentage of our consolidated net revenues.

As a result of the merger with Allaire, we realigned our products into two main product lines during fiscal year 2002: Software Tools and Server Software. The following table represents the core products in each main product line:

Software Tools	Server Software
Macromedia Dreamweaver MX	Macromedia ColdFusion MX
Macromedia Flash MX	Macromedia JRun Server
Macromedia Fireworks MX
Macromedia FreeHand
Director Shockwave Studio

Prior to the fourth quarter of fiscal year 2001, our operations included a business segment consisting of our then consolidated subsidiary, AtomShockwave Corp. (“AtomShockwave”) formerly shockwave.com, a provider of online entertainment on the Web. On January 14, 2001, shockwave.com consummated its merger with Atom Corporation (“AtomFilms”), with the surviving company named AtomShockwave. As a result of the transaction, we no longer consolidate the results of AtomShockwave and currently operate in one business segment, the Software segment. We evaluate operating segment performance based on net revenues and total operating expenses of the Software segment. At March 31, 2002, we held approximately 40% of the outstanding voting shares of AtomShockwave.

Critical Accounting Policies

We make certain estimates, assumptions, and judgments when preparing our consolidated financial statements. These estimates, assumptions, and judgments can have a significant impact on our consolidated financial statements including: the value of certain assets and liabilities on our consolidated balance sheets as well as the amounts of net revenues; operating income (loss); and net income (loss) on our consolidated statements of operations. We have identified the following to be critical accounting policies to Macromedia: allowance for sales returns; restructuring expenses and related accruals; and impairment assessments on certain intangible assets.

Allowance for sales returns.    We sell our products through a network of distributors, value-added resellers (“VARs”), our own sales force and Websites, and to original equipment manufacturers (“OEMs”) throughout the world. In addition, we derive revenues from software maintenance, technology licensing agreements, and training.

The primary sales channels into which we sell our products throughout the world are a network of distributors and VARs. Agreements with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. As part of our revenue recognition practices, we have established an allowance for sales returns based upon future estimated returns. Product returns are recorded as a reduction of revenues and as a reduction of our accounts receivable on our consolidated balance sheets.

We evaluate our allowance for sales returns on an ongoing basis. In estimating our allowance for sales returns, we evaluate the following factors:

•	Historical product returns and inventory levels on a product-by-product basis, for each of our primary sales regions;

•	Current inventory levels and sell through data on a product-by-product basis as reported to us by our distributors worldwide on a weekly or monthly basis;

•
Our demand forecast by product in each of our principle geographic markets, which is impacted by our product release schedule, seasonal trends, analyses developed by our internal sales and marketing organizations, and analysis of third-party market data;

•	General economic conditions in the markets we serve; and

•	Trends in our accounts receivable.

In general, we would expect product returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and VARs seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and VARs would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end-user demand. In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and VARs in order to maintain inventory levels deemed by management to be appropriate. We generally estimate our allowance for sales returns to maintain channel inventory levels between four to eight weeks of expected sales by our distributors and VARs, based on the criteria noted above. Accordingly, actual product returns may differ from our estimates and may have a material adverse effect on our net revenues and consolidated results of operations in future periods due to factors including, but not limited to, market conditions and product release cycles.

We have recently released a number of new and upgraded products and intend to continue introducing new and upgraded products throughout fiscal year 2003. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods.

Restructuring expenses and related accruals.    In April 2001, we began executing a restructuring plan to deliver cost synergies associated with the March 2001 Allaire merger and to better align our cost structure with the weaker business environment. In January 2002, we announced a supplemental restructuring plan to better align our cost structure with the continuing weaker business environment. In connection with these plans, we restructured over 450,000 square feet of facility space under our operating leases and recorded restructuring expenses and accruals that consisted primarily of the following: expenses for canceling or vacating facility operating leases as a result of staff reductions and changes in our business; demise and tenant improvement costs to sub-lease these facilities; writing off the unamortized cost of abandoned fixed assets; employee termination and severance costs; and certain other related charges. Our restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which was provided by third-parties. These estimates include: facility exit costs such as demise and lease termination costs; timing and market conditions of rental payments and sub-lease income which extend through fiscal year 2011; and any fees associated with our restructuring expenses; such as brokerage fees.

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, market data in order to estimate the likelihood, timing, term, and lease rates to be realized from potential sub-leases of canceled or vacated facility operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control, and include: future rental conditions and our ability to successfully work with commercial real estate brokers to market and sub-lease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts; San Francisco, California; Richardson, Texas; and Minneapolis, Minnesota; the financial condition of potential sub-lessees and their ability to meet the financial obligations throughout the term of any sub-lease agreement; and estimated costs associated with canceling or vacating such facility leases. Actual results may differ significantly from our estimates, and as such, may require adjustments to our restructuring accrual and operating results in future periods.

Impairment assessments on certain intangible assets.    At March 31, 2002, the carrying value of our intangible assets totaled $226.6 million and consisted primarily of goodwill, developed technology, assembled workforce, and other intangible assets associated with mergers and acquisitions. Through March 31, 2002, we periodically assessed whether any events, including significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, would adversely impact the carrying value of these assets. Possible examples of these events include, but are not limited to: a significant decline in our market value; a decrease in the market value of a particular asset; and continued operating or cash flow losses combined with forecasted future losses. If such an event were to have occurred, we would have estimated future discounted cash flows generated by each of these assets in order to assess the amount by which the asset was impaired as required by Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Accounting Principles Board Opinion No. 17, Intangible Assets. We did not record an impairment to any of our intangible assets during fiscal year 2002.

At the beginning of fiscal year 2003, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes SFAS No. 121, for determining impairment of intangible assets. As a result of adopting this standard, we will no longer amortize certain intangible assets, most notably goodwill and assembled workforce, which had net book values at March 31, 2002 of $183.1 million and $15.8 million, respectively. During fiscal year 2002, goodwill and assembled workforce were amortized on a straight-line basis over a three-year period, resulting in recurring quarterly amortization charges of $23.2 million and $2.0 million, respectively.

Under SFAS No. 142, we will also be required to assess the fair value and recoverability of our intangible assets upon adoption, as well as at least once a year prospectively. Accordingly, we will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable. Changes in market conditions and other business indicators could give rise to factors that would require us to assess whether any of our intangible assets are impaired. We currently operate in one business segment, the Software segment. Because a significant amount of our intangible assets represent goodwill and other intangible assets recorded in connection with our March 2001 Allaire merger, any conditions causing a material adverse affect on our sales could result in significant non-cash operating charges reflecting the write down of such intangible assets to their estimated fair values. SFAS No. 142 became effective for us at the beginning of fiscal year 2003. We have not yet completed our evaluation of the effects that SFAS No. 142 will have on our consolidated financial statements. Currently, we do not expect to record an impairment charge upon completion of our evaluation, however, there can be no assurance that a significant impairment charge will not be recorded upon completion.

Results of Operations

Net revenues.

	Years Ended March 31,
	2002	2001	2000
	(In millions, except percentages)
Software segment	$324.8	$376.4	$256.0
AtomShockwave	—	13.2	8.2

	$324.8	$389.6	$264.2

Sequential change	(17%)	47%

Net revenues for the Software segment were $324.8 million in fiscal year 2002, a decrease of $51.6 million from fiscal year 2001 net revenues of $376.4 million. The overall slowdown in IT and Web developer spending experienced worldwide during fiscal year 2002, combined with fewer new product releases as compared to prior fiscal years, were the primary factors contributing to the decline in revenues during fiscal year 2002. Our Software Tools, which include products such as Macromedia Dreamweaver, Macromedia Flash, and Macromedia Fireworks, had total fiscal year 2002 net revenues of $242.5 million, down 28% from $338.3 million in net revenues recorded in the prior fiscal year.

The decline in revenues during fiscal year 2002 was partially offset by a full year of revenues from our Server Software products (primarily Macromedia ColdFusion and Macromedia JRun Server) obtained from our merger with Allaire in March 2001. Server Software product revenues increased from $2.4 million in fiscal year 2001 to $60.1 million in fiscal year 2002, primarily resulting from the timing of the Allaire merger which contributed only 10 days of revenues in fiscal year 2001, as compared to a full year in fiscal year 2002.

Net revenues for the Software segment were $376.4 million in fiscal year 2001, an increase of 47% from fiscal year 2000 net revenues of $256.0 million. This increase was primarily due to increased sales of new and upgrade licenses of Macromedia Flash and Macromedia Dreamweaver following the introduction of new versions of these products in the second and third quarters of fiscal year 2001, respectively. These increases were partially offset by a decrease in Director revenues as that version neared the end of its product life cycle in advance of the launch of Director Shockwave Studio in fiscal year 2002.

As a result of our deconsolidation of AtomShockwave during the fourth quarter of fiscal year 2001, our consolidated net revenues during fiscal 2002 no longer reflected revenues from AtomShockwave. Net revenues for the AtomShockwave segment were $13.2 million in fiscal year 2001 during the period that AtomShockwave was consolidated and $8.2 million during fiscal year 2000.

We have recently released a number of new and upgraded products and intend to continue introducing new and upgraded products throughout fiscal year 2003. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods.

Software Segment Net Revenues by Geography

	Years ended March 31,
	2002	2001	% change
	(In millions, except percentages)
North America	$195.1	$207.6	(6%)

% of total net revenues	60%	55%
Europe	77.9	103.0
Japan	23.3	31.1
All Other	28.5	34.7

International	$129.7	$168.8	(23%)

% of total net revenues	40%	45%
Net revenues, Software segment	$324.8	$376.4	(14%)

Due to adverse worldwide economic conditions as well as the extended product development cycle for some of our core products, including Macromedia Dreamweaver, Macromedia Flash, and Macromedia Fireworks, we experienced a decline in revenues across all geographic areas during fiscal year 2002 as compared to fiscal year 2001.

North American net revenues for the Software segment have decreased by $12.5 million to $195.1 million in fiscal year 2002 from $207.6 million in fiscal year 2001. The decrease primarily resulted from the overall market decline and relatively mature product cycles for our core Software Tools products, partially offset by the contribution of our Server Software products during the current fiscal year.

International net revenues for the Software segment decreased by $39.1 million to $129.7 million in fiscal year 2002 from $168.8 million in the prior fiscal year. The decrease primarily resulted from lower demand for our products in Europe, partially offset by the contribution of our Server Software in Europe and Japan during the current fiscal year (See “Risk Factors That May Affect Future Results of Operations – Risks Associated With Our International Operations” for additional information).

Cost of revenues.

	Years Ended March 31,
	2002	2001	2000
	(In millions, except percentages)
Software segment	$42.5	$40.7	$27.7
AtomShockwave	—	1.7	1.1

	$42.5	$42.4	$28.8

Sequential change	—%	47%

Cost of revenues for the Software segment includes cost of materials, assembly and distribution, costs incurred in providing training and technical support to customers and business partners, royalties paid to third-parties for the licensing of developed technology, and costs to translate our software into various languages. Cost of revenues for the Software segment were $42.5 million or 13% of software net revenues in fiscal year 2002, as compared to $40.7 million or 11% of software net revenues in fiscal year 2001. Cost of revenues for our Software segment increased in absolute dollars during fiscal year 2002 due to higher customer training costs primarily for our Server Software products and partner training programs. In addition, during fiscal year 2002, we incurred higher royalties for third-party technologies, particularly those embedded in product lines acquired in the Allaire merger. The year over year increase as a percentage of software net revenues was due to a lower revenue base over which to spread our fixed costs.

These increases were partially offset by decreased consulting costs due to a re-allocation of personnel from providing consulting services during fiscal year 2001 to focusing on our sales and marketing efforts during fiscal year 2002. In addition, these increases were partially offset by decreased product costs, driven mostly by lower volume of shipments.

Cost of revenues for the Software segment were $40.7 million in fiscal year 2001 as compared to $27.7 million in fiscal year 2000, however, remained consistent as a percentage of net revenues at 11%. The increase in absolute dollars was primarily due to increased product shipments, increased product and labor costs associated with greater sales of bundled products, and increased costs for product manuals.

Cost of revenues for the AtomShockwave segment were $1.7 million in fiscal year 2001 during the period it was consolidated and $1.1 million in fiscal year 2000. Cost of revenues for AtomShockwave included revenue sharing paid to content developers and commissions expense for the sale of Web advertising space.

In the near future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, royalty rates for licensed technology, and the geographic distribution of sales.

Sales and marketing.

	Years Ended March 31,
	2002	2001	2000
	(In millions, except percentages)
Software segment	$170.7	$143.7	$101.0
AtomShockwave	—	11.8	12.0

	$170.7	$155.5	$113.0

Sequential change	10%	38%

Sales and marketing expenses for the Software segment consist primarily of the following: compensation and benefits; advertising costs including co-marketing development costs, mail order advertising, tradeshow and seminar expenses, and other marketing costs; and allocated costs for our facilities and information technology infrastructure. Sales and marketing expenses for the Software segment were $170.7 million in fiscal year 2002, an increase of $27.0 million from fiscal year 2001 sales and marketing expenses of $143.7 million. The increase resulted primarily from higher salary-related costs due to incremental headcount, and related occupancy costs resulting from the March 2001 merger with Allaire. These increases were partially offset by declines in our advertising and other variable sales and marketing expenses resulting from decreased sales and our cost reduction efforts during fiscal year 2002.

Sales and marketing expenses for the Software segment during fiscal year 2001 were $143.7 million, as compared to $101.0 million in fiscal year 2000. The increase in sales and marketing expenses was primarily due to the hiring of additional sales and marketing personnel at the beginning of fiscal year 2001 to support the growth of the business.

Sales and marketing expenses for the AtomShockwave segment were $11.8 million in fiscal year 2001 during the period it was consolidated and $12.0 million in fiscal year 2000. Sales and marketing expenses for AtomShockwave consisted primarily of compensation and benefits and infrastructure costs.

In the near future, we expect to continue investing in sales and marketing of our products as we continue our launch of the Macromedia MX family of products, develop market opportunities, and promote our competitive position. Accordingly, we expect sales and marketing expenses to continue to be significant.

Research and development.

	Years Ended March 31,
	2002	2001	2000
	(In millions, except percentages)
Software segment	$110.1	$88.6	$53.5
AtomShockwave	—	19.1	12.2

	$110.1	$107.7	$65.7

Sequential change	2%	64%

Research and development expenses for the Software segment consist primarily of compensation and benefits as well as allocated costs for our facilities and information technology infrastructure to support product development. Research and development expenses for the Software segment were $110.1 million in fiscal year 2002, an increase of $21.5 million from fiscal year 2001 research and development expenses of $88.6 million. The increase was primarily due to higher employee and occupancy costs as a result of our March 2001 merger with Allaire.

Research and development expenses for the Software segment were $88.6 million in fiscal year 2001, as compared to $53.5 million in fiscal year 2000. The increase in research and development was primarily attributable to costs of additional personnel to support the development and enhancement of our software products. Also contributing to the increase was the allocation of increased facility and information technology infrastructure costs to support the growth of the business.

Research and development expenses for the AtomShockwave segment were $19.1 million in fiscal year 2001 during the period it was consolidated and $12.2 million in fiscal year 2000. The increase in fiscal year 2001 as compared to the prior fiscal year was primarily due to higher compensation and benefits expense resulting from increased headcount.

We have recently released a number of new and upgraded products and intend to continue introducing new and upgraded products throughout fiscal year 2003. We anticipate continuing to invest significant resources in research and development activities in order to develop new products, advance the technology in our existing products, and to develop new business opportunities.

General and administrative.

	Years Ended March 31,
	2002	2001	2000
	(In millions, except percentages)
Software segment	$43.7	$33.6	$22.9
AtomShockwave	—	5.4	1.7

	$43.7	$39.0	$24.6

Sequential change	12%	59%

General and administrative expenses for the Software segment consist mainly of compensation and benefits, fees for professional services, and allocated costs for our facilities and information technology infrastructure. General and administrative expenses for the Software segment were $43.7 million in fiscal year 2002, an increase of $10.1 million from fiscal year 2001 general and administrative expenses of $33.6 million. The increase was primarily due to increased professional fees, including legal costs.

General and administrative expenses for the Software segment were $33.6 million in fiscal year 2001, as compared to $22.9 million in fiscal year 2000. The increase was primarily due to increased staffing and associated infrastructure expenses necessary to manage and support our increased scale of operations.

General and administrative expenses for the AtomShockwave segment were $5.4 million in fiscal year 2001 during the period it was consolidated and $1.7 million in fiscal year 2000. The increase in fiscal year 2001 as compared to the prior fiscal year was primarily due to increased legal and accounting costs and other administrative functions that AtomShockwave did not perform in fiscal year 2000.

We expect that our general and administrative expenses may increase in the near-term due to legal fees associated with our pending litigations.

Acquisition related expenses and in-process research and development.    Although we did not incur any acquisition related expenses in fiscal year 2002, we incurred $1.7 million in fiscal year 2001. These charges related to certain technology rights and related software products obtained from our acquisition of Bitcraft, Inc. In fiscal year 2001, we also recorded $21.1 million of in-process research and development, of which $18.0 million was attributable to certain technology being developed by Allaire, while $3.1 million resulted from the merger with Middlesoft, Inc. in the second quarter of fiscal year 2001. These technologies were recognized as in-process research and development as they had not reached technological feasibility at the time of the transactions and had no alternative future uses. The in-process technology resulting from the Allaire merger related to projects for ColdFusion Server 5.0 and JRun 4.0, which were aimed at building various application services on the Java 2 Platform, Enterprise Edition. At the date of merger, it was estimated that 75% of the development effort was complete and that the remaining 25% would be completed sometime in mid to late calendar year 2001, at an approximate cost of $2.1 million. The remaining efforts included finalizing coding and completing testing of the products and were determined by analyzing efforts incurred on development up to the point of the merger. The value of the acquired in-process research and development resulted from discounting the estimated future net cash flows upon successful completion of the acquired technologies.

In developing the cash flow projections, net revenues were forecasted based on aggregate revenue growth rates for the business as a whole, the characteristics and growth rate of the potential market for the technology, and the anticipated life of the underlying technology. Projected annual net revenues for the technologies in development were assumed to increase from product release through calendar year 2003, decline slightly in calendar year 2004, and decline significantly in calendar years 2005 and 2006, which is estimated to be the end of the in-process technology’s economic life. Gross profit was assumed to grow slightly from calendar year 2001 to 2003, and then stabilize through the remainder of the forecasted revenue period. The projected cost of revenues include costs of materials, assembly and distribution, salaries and other costs incurred during consulting, and royalties paid to third-parties. Gross profit projections were based on comparable company indications. Estimated operating expenses, income taxes, and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at an after tax cash flow for the in-process development project. Operating expenses were estimated as a percentage of net revenues and included sales, marketing and administrative expenses, and development costs to maintain the technologies once they had achieved technological feasibility. We discounted the net cash flows of the in-process research and development projects to their present values using a discount rate of 28%, which reflects the uncertainty surrounding the successful development of the projects. By March 31, 2002, we had successfully developed the technologies without incurring any significant changes from either the timeline or completion costs originally estimated at the date of the merger.

The total purchase price for the Middlesoft merger was $9.0 million, of which $3.1 million was determined to be in-process research and development for certain intellectual property related to Embedded Flash technologies. We purchased these technologies to increase the functionality of existing Macromedia Flash technologies to allow them to run on multiple hardware devices. At the date of merger, it was estimated that 50% of the development effort on the technologies was completed with the remaining 50% expected by October 2000 for an estimated cost of $500,000. The completion percentage was determined by comparing the time and manpower incurred up to the point of merger with the estimated resources and efforts needed to complete the development. The valuation of the purchased in-process research and development was based upon the present value of the operating cash flows to be generated by the current technology after considering the cost to realize the net revenues, and the relative risk of the technology.

The cash flow projections considered the characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual net revenues for the in-process technology was expected to be 90% of the forecasted net revenues of the business as a whole within six months of introduction of the project to market. The projected net revenues as a percentage of the whole business was expected to decrease to 80% in 2003 due to the release of future development projects. Estimated operating expenses, income taxes, and contributing asset charges were deducted from net revenues to arrive at an after tax cash flow for the in-process development project. Operating expenses were estimated as a percentage of net revenues and included sales, marketing and administrative expenses, depreciation on fixed assets, and development costs to maintain the technology once it had achieved technological feasibility. Operating expenses were forecasted to decrease significantly after the release of the projects due to the expected deployment of engineer efforts on future research and development products. These cash flows were discounted to their net present value using a discount rate of 22%, which reflected the uncertainty surrounding the successful development of the project.

In fiscal year 2000, we incurred $11.5 million in acquisition related expenses primarily as a result of our Andromedia, Inc. and ESI Software, Inc. acquisitions. The charges related primarily to investment banking fees, legal and other professional fees, and severance and personnel relocation costs.

Non-cash stock compensation.    Our non-cash stock compensation primarily represents the difference between the exercise price of stock option grants to employees and the deemed fair value of our common stock at the time of grant. In fiscal years 2001 and 2000, substantially all of our deferred stock compensation was attributable to AtomShockwave, which we deconsolidated from our consolidated results in January 2001. In fiscal year 2002, we incurred non-cash stock compensation expense of $689,000 related to our mergers with Allaire and Middlesoft. The amortization of non-cash stock compensation was allocated to the following expense functions in our fiscal year 2002 consolidated statements of operations: cost of revenues, $62,000; sales and marketing, $294,000; research and development, $265,000; and general and administrative, $68,000. We anticipate completely amortizing our existing deferred compensation balance in fiscal year 2003.

Restructuring expenses.    In April 2001, we began executing a restructuring plan to deliver cost synergies associated with the March 2001 Allaire merger and to better align our cost structure with the weaker business environment. In connection with the restructuring, we recorded expenses totaling $39.5 million in the first quarter of fiscal year 2002, of which $13.1 million related to non-cash charges for the write off of abandoned fixed assets due to staff reductions.

In January 2002, we announced a supplemental restructuring plan to further align our cost structure with the continuing weaker business environment. As a result of this supplemental restructuring plan, we recorded an additional restructuring expense of $42.3 million, of which, $11.2 million related to non-cash charges for the write off of abandoned fixed assets.

The restructuring expenses recorded in fiscal year 2002 consisted primarily of expenses for canceling or vacating facility operating leases as a result of staff reductions and changes in our business; demise and tenant improvement costs to sub-lease these facilities, net of deferred rent recorded for these facilities; writing off the unamortized cost of abandoned fixed assets; employee termination and severance costs; and certain other charges. Our restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which was provided by third-parties. These estimates include: facility exit costs such as demise and lease termination costs; timing and market conditions of rental payments and sub-lease income which extend through fiscal year 2011; and any fees associated with our restructuring expenses; such as brokerage fees.

At March 31, 2002, we had a restructuring liability balance of $43.0 million, primarily relating to future rent payments, net of estimated sub-lease income, and demise and tenant improvement costs to sub-lease these facilities. We expect to make future facility rent payments, net of sub-lease income, on our contractual lease obligations through fiscal year 2011, which will be recorded as a reduction to our restructuring accrual. We will continue to assess the accuracy of our accrual on a regular basis and may make adjustments to the accrual based on new information and estimates we obtain. Should facts and circumstances warrant adjustments to our restructuring accrual, our operating results would also be directly affected.

Detail of the fiscal year 2002 restructuring expenses, payment activity, and ending accrual balances related to the restructurings is presented in the following table:

Restructuring Expenses	Total Expense	Cash Payments	Non-cash Charges	Accrual Balance as of March 31, 2002
	(In thousands)
Facilities	$48,996	$(8,192)	$1,184	$41,988
Impairment of fixed assets	24,303	—	(24,303)	—
Severance and related charges	5,976	(4,959)	—	1,017
Other charges	2,545	(2,323)	(194)	28

	$81,820	$(15,474)	$(23,313)	$43,033

Impairment and amortization of intangible assets.    Our consolidated impairment and amortization of intangible assets increased by $104.7 million to $114.5 million for fiscal year 2002 as compared to $9.9 million in fiscal year 2001. The increase in these charges is primarily the result of amortization expense of $113.8 million related to amortization of intangible assets resulting from the Allaire merger during the fourth quarter of fiscal year 2001. Fiscal year 2001 included the impairment and write off of goodwill acquired in our merger of Middlesoft during the second quarter of fiscal year 2001. The write off resulted in a charge of $4.3 million during fiscal year 2001, and was triggered primarily by weaker market conditions and reduced forecasted net revenues and cash flow projections surrounding certain technology acquired in the Middlesoft merger. The following table summarizes our intangible asset balances:

	March 31,
	2002	2001	2000
	(In thousands)
Goodwill	$278,747	$285,413	$1,461
Developed technology	34,000	34,000	—
Assembled workforce	24,000	24,975	975
Other intangibles	7,762	6,911	1,911

	344,509	351,299	4,347
Less accumulated amortization	(117,930)	(6,065)	(1,702)

	$226,579	$345,234	$2,645

During fiscal year 2002, the majority of our intangible assets were amortized on a straight-line basis over a period of three years. This resulted in recurring amortization charges of $28.5 million per quarter in fiscal year

2002. At the beginning of fiscal year 2003, we adopted SFAS No. 142 which requires that we no longer amortize certain intangible assets, most notably goodwill and assembled workforce, which had net book values at March 31, 2002 of $183.1 million and $15.8 million, respectively. During fiscal year 2002, goodwill and assembled workforce were amortized on a straight-line basis over a three-year period, resulting in recurring quarterly amortization charges of $23.2 million and $2.0 million, respectively. In addition, under SFAS No. 142, we will also be required to assess the fair value and recoverability of our intangible assets upon adoption, as well as at least once a year prospectively. Accordingly, we will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset is not recoverable. SFAS No. 142 became effective for us at the beginning of fiscal year 2003. We have not yet completed our evaluation of the effects that SFAS No. 142 will have on our consolidated financial statements. Currently, we do not expect to record an impairment charge upon completion of our evaluation, however, there can be no assurance that a significant impairment charge will not be recorded upon completion.

Impairment and amortization of intangible assets totaled $9.9 million in fiscal year 2001 and $1.0 million in fiscal year 2000. A significant portion of the increase was due to the fiscal year 2001 impairment and write off of goodwill recorded in connection with the Middlesoft merger. In addition, intangible asset balances were significantly higher in fiscal year 2001 compared to fiscal year 2000, primarily as a result of our Allaire merger.

Interest income and other, net.    Our consolidated interest income and other, net, decreased by $7.8 million to $6.4 million for fiscal year 2002. Returns from interest-bearing cash, cash equivalents, and short-term investments represent the majority of the activity for both fiscal years 2002 and 2001. The decline in our interest income and other, net is primarily due to lower yields and lower average balances of cash, cash equivalents, and short-term investments in fiscal year 2002 as compared to the prior fiscal year. In fiscal year 2001, we realized an increase in interest income and other, net of $8.0 million from $6.2 million in fiscal year 2000. The increase was primarily due to larger interest-bearing asset balances throughout fiscal year 2001.

Loss on investments, net.    We have historically held non-marketable investments in the common and preferred stock of certain companies. These strategic investments are accounted for on the cost basis as they do not represent a greater than 20% voting interest in the investee and we do not have the ability to significantly influence the investee’s day-to-day operations. Impairment losses are recognized on these strategic investments when we determine that there has been a decline in the fair value of the investment that is other than temporary.

During fiscal year 2002, we recorded impairment losses on strategic investments of $7.6 million. These losses represented write offs or write downs of the carrying amount of these investments and were determined considering, among other factors, the investees’ current and projected operating results, including estimated liquidation value, and the inability of the investee to obtain additional financing. During fiscal year 2002, we received funds totaling $600,000, representing our portion of the liquidated assets of two investees whose investment balances were previously written off during fiscal year 2001 in accordance with our investments policy.

During fiscal year 2001, we recognized $13.8 million in impairment losses on various strategic investments held at cost. These losses were recorded in accordance with our investments policy.

At March 31, 2002, we had one remaining cost basis investment with a carrying value of $400,000. We will continue to assess the carrying amount of this investment in accordance with our policy using factors such as, but not limited to, cash flow projections, revenue trends, market values for comparable public companies, and changes in capital structure that would impact liquidation preferences.

Loss on equity affiliate.    During fiscal year 2002, we recorded losses totaling $36.0 million relating to our ownership in AtomShockwave. These losses represent our relative portion of AtomShockwave’s net losses as well as impairments of our remaining investment balance. Of the $36.0 million, $14.2 million represented our 40% ownership interest in AtomShockwave’s net losses recorded under the equity method of accounting. In addition, during the first and second quarters of fiscal year 2002 we reviewed our investment in AtomShockwave due to the decline in AtomShockwave’s general business environment as well as AtomShockwave’s restructuring, which resulted in additional losses of $21.8 million and the write off of certain receivables totaling $344,000.

Although there is no remaining investment balance in our March 31, 2002 consolidated balance sheet relating to our equity affiliate, we continue to hold approximately 40% of the outstanding voting shares of AtomShockwave. Consistent with our policy on accounting for equity affiliates, we will no longer recognize our share of AtomShockwave’s losses since our investment balance has been reduced to zero. However, since we still hold voting rights, should AtomShockwave become profitable at a future point in time, we will begin recording our equity in earnings of the company only after our share of AtomShockwave’s net income exceeds the share of our net losses in AtomShockwave not recognized during the period in which the equity method of accounting was discontinued.

Litigation settlements.    On August 30, 2001, we signed a stipulation of settlement with lead plaintiffs that resolved securities litigation pending against us and certain of our former officers and directors since 1997. The settlement amount was $48.0 million, of which $19.5 million was recovered from insurance, net of reimbursable legal fees and subject to a reservation of rights by one insurer to seek reimbursement of its $5.0 million settlement contribution. As a result, we recorded a $28.5 million charge as a component of other income (expense) in our consolidated statements of operations during fiscal year 2002. Subsequently, on March 7, 2002 one of our insurers, RLI Corp., filed a complaint against us for reimbursement of its $5.0 million settlement contribution. We feel this claim is without merit and intend to defend it vigorously.

On May 2, 2002, a jury in our Adobe litigation determined that we willfully infringed Adobe’s ‘528 patent and that the ‘528 patent was valid. The jury awarded a judgment for damages of $2.8 million to Adobe. Adobe has also claimed that our Macromedia Flash MX, Macromedia Dreamweaver MX, and Macromedia Fireworks MX software products infringe the ‘528 patent. The court has ordered a separate trial of Adobe’s claims relating to these software products but has not yet set a date for the trial. We intend to vigorously defend against Adobe’s claims relating to our Macromedia Flash MX, Macromedia Dreamweaver MX, and Macromedia Fireworks MX software products. Our March 31, 2002 consolidated financial statements reflect the charge of $2.8 million in damages awarded to Adobe, as well as a $100,000 settlement which occurred in May 2002 related to a separate legal matter. The awarded damages are included as a component of other income (expense) in our consolidated statements of operations and in accrued liabilities in our consolidated balance sheets.

Minority interest.    Minority interest represents the non-controlling ownership of AtomShockwave’s results during the period it was consolidated with Macromedia. As a result of our deconsolidation with AtomShockwave during the fourth quarter of fiscal year 2001, we did not record any minority interest during fiscal year 2002. During fiscal years 2001 and 2000, we recorded $15.3 million and $6.2 million in minority interest, respectively.

Provision for income taxes.    We recorded income tax provisions of $2.3 million and $8.7 million in fiscal years 2002 and 2001, respectively. Although we realized losses before income taxes in fiscal year 2002, we recognized a provision due to taxable income in certain foreign jurisdictions where we operate. In fiscal year 2001, our effective tax rate was 40%, lower than our rate in fiscal year 2000 of 58%. The decrease in the effective tax rate reflects foreign operating results that were taxed at rates lower than U.S. statutory rate, the utilization of research and experimentation tax credits, and net operating loss carryforwards.

At March 31, 2002, we had available federal and state net operating loss carryforwards of $511.0 million and $418.9 million, respectively. We also had unused research credit carryforwards of $28.4 million and $22.7 million for federal and California tax purposes, respectively. If not utilized, net operating loss and federal research credit carryforwards will expire in fiscal years 2003 through 2022. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Years ended March 31,
	2002	2001	2000
	(In thousands)

Cash flows provided by (used in):
Operating activities	$(42,059)	$66,448	$38,294
Investing activities	(28,683)	(117,965)	(38,820)
Financing activities	21,109	59,931	89,977

	$(49,633)	$8,414	$89,451

At March 31, 2002, we had cash, cash equivalents, and short-term investments of $162.0 million, a 9% decrease from the March 31, 2001 balance of $178.0 million. Working capital decreased to $116.9 million at March 31, 2002, a 16% decrease from the March 31, 2001 balance of $139.5 million.

Cash used in operating activities for fiscal year 2002 was $42.1 million, as compared to cash provided by operating activities of $66.4 million during the prior fiscal year. Cash used in operating activities for fiscal year 2002 was primarily due to the net loss of $308.8 million, offset by non-cash depreciation and amortization of $152.1 million, $36.0 million loss on equity affiliate, and $24.7 million in write off of fixed assets relating primarily to our restructurings. Cash provided by operating activities for fiscal year 2001 was primarily due to net income of $13.4 million, adjusted for depreciation and amortization of $35.9 million, in-process research and development of $21.1 million, impairment of investments of $13.8 million, and other non-cash charges.

Cash used in investing activities for fiscal year 2002 was $28.7 million, as compared to $118.0 million during the prior fiscal year. Cash used in investing activities for fiscal year 2002 was primarily used for purchases of short-term investments and property and equipment. These payments were partially offset by maturities of available-for-sale short-term investments, proceeds from the December 2001 sale-leaseback of our Redwood Shores, California property, and collections on related party loans receivable. At March 31, 2002, the majority of our related party loans consisted of loans to employees that are secured by their personal property. Cash used in investing activities for fiscal year 2001 was primarily used for purchases of short-term investments and property and equipment. These purchases were partially offset by maturities of available-for-sale short-term investments.

Cash provided by financing activities for fiscal year 2002 was $21.1 million, as compared to $59.9 million during the prior fiscal year. Cash provided by financing activities for fiscal years 2002 and 2001 was primarily due to proceeds received from the exercise of common stock options.

During fiscal year 2002, we made capital expenditures of $17.4 million, net of certain contractual reimbursements for tenant improvements, which primarily consisted of leasehold improvements. In fiscal year 2003, we anticipate spending $10.0 million to $20.0 million on capital expenditures, primarily relating to the purchase of new software applications and computer equipment.

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in Euros, Japanese Yen, and Singapore Dollars. At March 31, 2002, the notional amount of forward contracts outstanding amounted to $12.4 million.

We expect that for the foreseeable future our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least March 31, 2003. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to:

customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks of product returns; risks associated with investment in international sales operations; our ability to successfully contain our costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations”.

At times, we may require additional liquid resources and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If additional funds are required at a future date and are not available on acceptable terms, our business and operating results could be adversely affected.

Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

Commitments.    Our principal commitments as of March 31, 2002 consist of obligations under operating leases for facilities, license agreements, and letter of credit arrangements. We anticipate fulfilling our obligations under these commitments through our working capital.

Leases—We lease office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, we sub-lease certain office space that is not currently occupied by us. In December 2001, we sold an office building in Redwood City, California, with a consecutive 10-year lease for the space that we currently occupy. The sale resulted in proceeds of $22.1 million, excluding related tenant deposits and fees. The transaction was accounted for as a sale-leaseback arrangement and resulted in a deferred gain of $4.5 million, which is classified in other long-term liabilities in our consolidated balance sheet and will be amortized to operating expense over the lease term. The lease will be accounted for as an operating lease, resulting in base rental expense of $1.8 million per year.

Royalties—We have entered into license agreements with third-parties whose products or technologies are embedded in our software products. These license agreements generally provide for either fixed annual payments or royalties on a per-unit basis.

The following table aggregates our contractual commitments consisting of future minimum payments under operating leases, net of sub-lease income, and fixed minimum royalty payments as of March 31, 2002:

(In thousands)	Net Lease Obligations
Years ending March 31,	Lease Obligations	Sublease Income	Total Net Lease Obligations	Minimum Royalties	Total Payments
2003	$30,028	$(8,472)	$21,556	$2,478	$24,034
2004	29,326	(7,528)	21,798	1,661	23,459
2005	26,904	(5,076)	21,828	663	22,491
2006	25,265	(3,950)	21,315	218	21,533
2007	20,437	(3,809)	16,628	—	16,628
Thereafter	68,185	(9,277)	58,908	—	58,908

	$200,145	$(38,112)	$162,033	$5,020	$167,053

Included in the total minimum net lease obligations of $162.0 million are estimated future net minimum rent payments for facilities included in the Company’s restructurings during fiscal year 2002. At March 31, 2002, our restructuring accrual included $29.4 million of estimated future net rent payments related to idle facilities (see Note 11).

Letters of credit and restricted cash.    We obtained letters of credit from financial institutions totaling $12.7 million as of March 31, 2002 in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. We pledged $11.4 million as of March 31, 2002 as security in trust for certain of the letters of credit. These funds were invested in a certificate of deposit and are classified as non-current restricted cash in our consolidated balance sheets.

Pro Forma Results

Included in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K filed with the Securities and Exchange Commission are consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, we also report our quarterly and annual financial results on a pro forma basis in our financial press releases, on our Website, and with financial analysts. We believe our pro forma results have value in assessing our financial performance. Our pro forma results exclude certain non-cash and unusual items, allowing us to isolate financial results of certain core functions of our operations.

Although meaningful, pro forma results do not necessarily provide a comprehensive reflection of our operating results or financial position in accordance with GAAP. In addition, our pro forma results may include different adjustments than those employed by other companies, and therefore, comparisons of other companies’ pro forma results may not be meaningful. As a result, we strongly encourage all of our current and prospective investors to carefully read and review our consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, cash flows, and the accompanying notes (GAAP financial statements) included in our Annual Reports on Form 10-K and our unaudited Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

The following tables reconcile our GAAP operating results to results on a pro forma basis for fiscal years 2002 and 2001:

	Year Ended March 31, 2002
	GAAP	Adjustments*	Pro forma*
	(In thousands)
Net revenues	$324,794	$—	$324,794
Cost of revenues	42,546	(62)	42,484

Gross profit	282,248	62	282,310
Operating expenses:
Sales and marketing	170,651	(294)	170,357
Research and development	110,118	(265)	109,853
General and administrative	43,693	(68)	43,625
Restructuring expenses	81,820	(81,820)	—
Impairment and amortization of intangible assets	114,532	(114,532)	—

Total operating expenses	520,814	(196,979)	323,835

Operating income (loss)	(238,566)	197,041	(41,525)
Other income (expense):
Interest income and other, net	6,400	—	6,400
Loss on investments, net	(6,980)	6,980	—
Loss on equity affiliate	(36,016)	36,016	—
Litigation settlements**	(31,402)	31,402	—

Total other income (expense)	(67,998)	74,398	6,400

Income (loss) before income taxes	(306,564)	271,439	(35,125)
Provision (benefit) for income taxes	2,266	(9,291)	(7,025)

Net income (loss)	$(308,830)	$280,730	$(28,100)

*
Pro forma results differ from GAAP and exclude the following: non-cash stock compensation (as shown in the reductions to cost of revenues, sales and marketing, research and development, and general and administrative functions); restructuring expenses; impairment and amortization of intangible assets; net loss on investments; loss on equity affiliate; and litigation settlements. Pro forma results reflect an effective tax benefit of 20%. Recognition of this tax benefit results from the expected utilization of tax loss carryforwards generated in fiscal year 2002 to offset taxable income in future periods.

**
Included in litigation settlements is $2.8 million in damages awarded to Adobe and a $100,000 settlement in May 2002 related to a separate legal matter. In accordance with SFAS No. 5, Accounting for Contingencies, these awards have been reflected in our consolidated financial statements at March 31, 2002. Accordingly, our consolidated financial statements differ from those previously announced in our press release on April 24, 2002. (See Note 21)

	Year Ended March 31, 2001
	GAAP	Adjustments*	Pro forma*
	(In thousands)
Net revenues	$389,600	$(13,166)	$376,434
Cost of revenues	42,398	(1,718)	40,680

Gross profit	347,202	(11,448)	335,754
Operating expenses:
Sales and marketing	155,453	(11,744)	143,709
Research and development	107,670	(19,036)	88,634
General and administrative	39,000	(5,361)	33,639
Acquisition related expenses and in-process research and development	22,774	(22,774)	—
Non-cash stock compensation	6,000	(6,000)	—
Impairment and amortization of intangible assets	9,872	(9,872)	—

Total operating expenses	340,769	(74,787)	265,982

Operating income	6,433	63,339	69,772
Other income (expense):
Interest income and other, net	14,178	(927)	13,251
Loss on investments	(13,836)	13,836	—

Total other income	342	12,909	13,251
Minority interest	15,336	(15,336)	—

Income before income taxes	22,111	60,912	83,023
Provision for income taxes	8,737	7,411	16,148

Net income	$13,374	$53,501	$66,875

*
Pro forma results differ from GAAP and exclude the following: results of a previously owned subsidiary, AtomShockwave; acquisition related expenses and in-process research and development; non-cash stock compensation; impairment and amortization of intangible assets; and loss on investments. Pro forma results reflect an effective tax provision of 19%.

Recent Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The adoption of this standard did not have an impact on our consolidated financial statements during fiscal year 2002 as we did not enter into any business combinations during that period.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets no longer be amortized to operations, but instead be reviewed for impairment at least once a year. SFAS No. 142 became effective for us in the beginning of fiscal year 2003. We have not yet completed our evaluation of the effects that SFAS No. 142 will have on our consolidated financial statements. Currently, we do not expect to record an impairment charge upon completion of our evaluation, however, there can be no assurance that a significant impairment charge will not be recorded upon completion.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 applies to all long-lived assets. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 will be effective for us in fiscal year 2003. We have not yet evaluated the effects of this pronouncement on our consolidated financial statements.

Risk Factors That May Affect Future Results of Operations

Except for the historical information contained in this Annual Report, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including those detailed below, and from time to time in our other reports filed with the Securities and Exchange Commission. The actual results that we achieve may differ significantly from any forward-looking statements due to such risks and uncertainties.

General Economic Conditions—In recent quarters, our operating results have been adversely affected by the general economic slowdown as well as reduced IT and Web developer spending worldwide. The cost-cutting initiatives implemented by some of the users of our products and services may reduce or stagnate the demand for our products, including our new product or version releases, until the economic conditions significantly improve.

In addition, a substantial portion of our business and revenues depend on the continued growth of the Internet and on the utilization of our products by customers that depend on the growth of the Internet. Our business has been adversely impacted as a result of the continued economic slowdown and the reduction in IT spending, and declines in spending on Web-based and server-based software products. To the extent the economic slowdown and reduction in capital spending continue to adversely affect spending, we could continue to experience material adverse effects on our business, operating results, and financial condition.

Our New Product and Version Releases May Not Be Successful—A substantial portion of our revenues are derived from license sales of new products and upgrades to existing products. The success of new products and new versions of existing products, including our new Macromedia MX family of products, depends on the timing, market acceptance, and performance of such new product or new version releases. In the past we have experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If we are unable, due to resource constraints or technological reasons, to develop and introduce products in a timely manner, such inability could have a significant adverse effect on our results of operations, including, in particular, our quarterly results. In addition, market acceptance of our new product or new version releases will be dependent on our ability to include functionalities and usability in such releases that address the requirements of the user base. We must update our existing products, services, and content to keep them current with changing technology, competitive offerings, and consumer preferences, and must develop new products, services, and content to take advantage of new technologies that could otherwise render our existing products, or existing versions of such products, obsolete. Furthermore, our new product or version releases may contain undetected errors or “bugs”, which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, such releases may not properly guard against harmful or disruptive codes, including “virus” codes, which may target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of market share, diversion of development resources, injury to our reputation, or damage to our efforts to build positive brand awareness, any of which could have a material adverse effect on our business, operating results, and financial condition. If we do not ship new products or new versions of our existing products as planned, if new product or version releases do not achieve market acceptance, or if new products or version releases fail to perform properly, our results of operations could be materially adversely affected.

Risks Associated with Our International Operations—During fiscal years 2002 and 2001, we derived 40% and 43% of our consolidated net revenues from international sales, respectively. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third-parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign languages. Furthermore, international business is subject to a number of special risks, including:

•	Foreign government regulation

•	Reduced intellectual property protections

•	General geopolitical risks such as political and economic instability, hostilities with neighboring countries, and changes in diplomatic and trade relationships

•	More prevalent software piracy

•	Unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions

•	Longer payment cycles

•	Greater difficulty in accounts receivable collection

•	Potentially adverse tax consequences

•	The burdens of complying with a variety of foreign laws

•	Foreign currency risk

•	Difficulties in staffing and managing foreign operations

Additionally, we are uncertain whether the recent weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation, liquidity problems, and political and military hostilities in these regions.

Furthermore, we enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in Euros, Japanese Yen, and Singapore Dollars. At March 31, 2002, the notional amount of forward contracts outstanding amounted to $12.4 million. There can be no assurance that such contracts will adequately manage our exposure to currency fluctuations.

We Are Dependent on Our Distributors—A substantial majority of our revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, and retail dealers. Domestically, our products are sold primarily through distributors, VARs, and OEMs. One distributor, Ingram Micro, accounted for 28% of consolidated net revenues in fiscal years 2002 and 2001. The loss of a relationship with, or a significant reduction in sales volume to, a significant distributor or reseller, could have a material adverse effect on our results of operations.

System Failure Related to Our Websites Could Harm Our Business—We rely, in part, on our Websites as a portal for marketing, selling, and supporting our products. Substantially all of the system hardware for deploying and maintaining our Websites are hosted by a third-party. These systems are subject to damage from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to acts of vandalism and to potential disruption if our third-party service provider experiences financial difficulties. Any event that causes interruption in the deployment of our Websites may result in disruption in the services we provide, loss of revenues, or damage to our reputation.

We Are Subject to Intellectual Property Litigation—We are currently, and may in the future, be involved in legal disputes relating to the validity or alleged infringement of our, or of a third-party’s, intellectual property rights. Intellectual property litigation is typically extremely costly, unpredictable, and can be disruptive to our business operations by diverting the attention and energies of our management and key technical personnel. In addition, any adverse decisions, including injunctions or damage awards entered against us, could subject us to significant liabilities, require us to seek licenses from others, prevent us from manufacturing or licensing certain of our products, require us to alter our products, or cause severe disruptions to our operations or the markets in which we compete, any one of which could dramatically impact our business and results of operations.

Our Future Operating Results Are Difficult to Predict and Our Future Operating Results and Our Stock Price Are Subject to Volatility—As a result of a variety of factors discussed herein, operating results for a particular period are extremely difficult to predict. Our revenues may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. As a result of our growth in past periods and the merger with Allaire in March 2001, our fixed costs have increased and, despite our cost-cutting efforts, we may not be able to achieve the operating results expected by securities analysts, our stockholders, or us. Furthermore, our efforts to reduce our expenses may hinder our ability to achieve business and revenue growth. Any shortfall in revenues or results of operations from levels expected by securities analysts, general decline in economic conditions, or significant reductions in spending by our customers, could have an immediate and materially adverse effect on the trading price of our common stock in any given period. In addition to factors specific to us, changes in analysts’ earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general will often result in significant volatility of our common stock price.

Cost Controls Could Adversely Impact Our Business—In April 2001, we implemented a restructuring plan to deliver cost synergies associated with our March 2001 merger with Allaire and to better align our cost structure with the weakening business environment. In January 2002, we announced a supplemental restructuring plan to further align our operations and cost structure with the continuing weakening business environment. The failure to achieve these cost savings could have a material adverse effect on our financial condition. Moreover, even if we are successful with these efforts and generate the anticipated cost savings, there can be no assurance that these actions will not adversely impact our employee morale and productivity and our business and results of operations.

We Face Intense Competition—The markets for all of our product lines are highly competitive. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. Our development tools compete directly and indirectly with products from major vendors including Microsoft Corporation, International Business Machines Corp., Corel Corp., and Adobe Systems Incorporated. Our server products compete in a highly competitive and rapidly changing market for application server technologies. We compete directly with Microsoft Corporation, International Business Machines Corp., BEA Systems, Inc., Sun Microsystems, Inc., and Oracle Corporation. Introduction of new products or functionalities in current products by our company or by another company may intensify our current competitive pressures. In addition, several of our current and potential competitors have greater financial, marketing, technical, and intellectual property resources than we do.

Furthermore, we have a number of strategic alliances with large and complex organizations, some of which may compete with us in certain markets. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility. If successful, these relationships may be mutually beneficial. However, these alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic alliance and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or fail to realize the anticipated economic benefit.

Risk Associated with Acquisitions—We have entered into business combinations with other companies in the past and may make additional acquisitions in the future. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in dilution to existing stockholders, if stock or stock options are issued, or debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations, and liquidity. Accordingly, any future acquisitions or failure to effectively integrate acquired companies could result in a material adverse effect on our results of operations.

We May Not Be Able to Defend or Enforce Our Intellectual Property Rights Adequately—Because we are a software company, our business is dependent on our ability to protect our intellectual property rights. We rely on a combination of patent, copyright, trade secret, and trademark laws, as well as employee and third-party nondisclosure agreements, to protect our intellectual property rights and products. Policing unauthorized use of products and fully protecting our proprietary rights are difficult, and we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. In addition, effective patent, copyright, trade secret, and trademark protection may not be available in every country in which our products are distributed.

Dependence on Third-Party Manufacturer and Service Providers—We rely primarily on a single independent third-party to assemble and distribute our products. If there is a temporary or permanent disruption of our supply from such manufacturer, we may not be able to replace the supply in sufficient time to meet the demand for our products. Any such failure to meet the demand for our products would adversely affect our revenues and might cause some users to purchase licenses to our competitors’ products to meet their requirements.

In addition, we rely on a limited number of independent third-parties to provide support services to our customers. If any such third-party service provider terminates its relationship with us or ceases to be able to continue to maintain such relationship with us, we may not have sufficient notice or time to avoid serious disruption to our business. Furthermore, if any such third-party service providers fail to provide adequate or satisfactory support for our products, our reputation as well as the success of our products may be adversely affected.

We May Not Be Able to Attract or Retain Key Personnel—Our future growth and success depend, in part, on the continued service of our highly skilled employees, including, but not limited to, our management team. Our ability to attract and retain employees is dependent on a number of factors, including our continued ability to provide stock incentive awards, competitive cash compensation, and cash bonuses. The loss of key employees or an inability to effectively recruit new employees, as needed, could have a material adverse affect on our business and our ability to grow in the future.

Changes in Generally Accepted Accounting Principles May Affect Our Reported Results—We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results, and may affect the reporting of transactions completed prior to the announcement of a change. In order to prepare our GAAP financial statements, a number of estimates are used by our management, particularly with regard to our restructuring plans, amortization of intangible assets, and the impact of product returns from our distributors and VARs when determining license revenues to be recognized. Our management uses the best available information at the time to create estimates, however, actual future results may vary from these estimates. It is our policy to prospectively adjust estimates in accordance with GAAP when actual results or better information differ from our original estimates.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. As stated in our investments policy, we are averse to principal loss and ensure the safety and preservation of our invested funds. We place our investments with high credit-quality issuers, and the portfolio includes only high quality marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not use derivative financial instruments in our investment portfolio. All investments have a fixed or floating interest rate and are carried at market value.

The table below represents cost, carrying amounts, and the related weighted average effective interest rates by year of maturity for our cash equivalents and short-term investments as of March 31, 2002. The table does not include cash and marketable equity securities of $47.3 million and $392,000 as of March 31, 2002, respectively.

	For the Fiscal Years Ending
	2003	2004	2005 and thereafter	Total Cost	Carrying Amount
	(In thousands, except percentages)
Cash equivalents	$19,579	$—	$—	$19,579	$19,579
Average interest rate	1.72%	—	—	1.72%
Short-term investments	66,606	28,044	—	94,650	94,705
Average interest rate	2.81%	3.32%	—	2.96%
Total cash equivalents and short-term investments	$86,185	$28,044	$—	$114,229	$114,284

We also have loans outstanding to related parties, including accrued interest, totaling $8.3 million as of March 31, 2002. The stated loan amounts approximate fair value.

Foreign Currency Risk

We sell our products internationally in U.S. Dollars and certain foreign currencies, predominantly Euros and Japanese Yen. We enter into foreign exchange forward contracts up to one year in duration to reduce our exposure to foreign currency fluctuations involving probable anticipated and current foreign currency exposures. Our forward contracts relate primarily to foreign currency denominated revenue transactions. We do not enter into derivative financial instruments for trading purposes.

As a result of this activity, we had open forward contracts in Euros, Singapore Dollars, and Japanese Yen as of March 31, 2002. The forward contracts are accounted for on a marked-to-market basis, with realized and unrealized gains or losses recognized in our consolidated statements of operations. As of March 31, 2002 and 2001, the notional amount of the forward contracts totaled $12.4 million and $10.8 million, respectively. Current market rates at the consolidated balance sheet date were used to estimate the fair value of foreign currency forward contracts.

The table below provides information about our open forward contracts as of March 31, 2002. The information is provided in U.S. Dollar equivalents and presents the notional and fair value amounts of the respective contracts and their weighted average forward rates in effect as of March 31, 2002:

	Notional Amount	Fair Value	Weighted average forward rates
	(In thousands, except weighted average forward rates)
Euros	$3,525	$51	0.88
Singapore Dollars	651	(1)	1.84
Japanese Yen	8,174	830	118.00

	$12,350	$880

We are also exposed to credit loss in the event of nonperformance by counter-parties, although we do not anticipate nonperformance by these counter-parties.

Market Price Risk

We are exposed to market risk from changes in the price of our available-for-sale short-term investments. These short-term investments were recorded at a fair market value of $95.1 million at March 31, 2002. We have a policy of evaluating the viability of our investments on a regular basis, primarily by reviewing the respective security’s price performance over the prior six-month period, liquidity and management/ownership, as well as other financial measurements.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Macromedia, Inc.

We have audited the accompanying consolidated balance sheets of Macromedia, Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Item 14(A)2 herein. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macromedia, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Mountain View, California
April 19, 2002, except as to Note 21 which is as of May 10, 2002

MACROMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,
	2002	2001
ASSETS
Current assets:
Cash, cash equivalents, and short-term investments	$161,971	$177,970
Accounts receivable, less allowance for sales returns and doubtful accounts of $13,714 and $13,430 as of March 31, 2002 and 2001, respectively	24,181	37,861
Receivable from equity affiliate	—	2,621
Inventory	3,032	2,114
Prepaid expenses and other current assets	17,659	22,556
Deferred income taxes	9,854	12,663

Total current assets	216,697	255,785
Property and equipment, net	49,189	114,604
Related party loans	8,305	14,175
Investment in equity affiliate	—	31,290
Intangibles assets, net	226,579	345,234
Restricted cash	11,409	9,202
Other long-term assets	5,659	15,383

Total assets	$517,838	$785,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,719	$8,273
Accrued liabilities	56,082	91,033
Accrued restructuring	12,224	—
Unearned revenues	24,791	16,982

Total current liabilities	99,816	116,288

Other liabilities:
Accrued restructuring, non-current	30,809	—
Other long-term liabilities	6,492	1,172

Total liabilities	137,117	117,460

Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of March 31, 2002 and 2001, respectively	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 60,987 and 59,221 shares issued as of March 31, 2002 and 2001, respectively	61	59
Treasury stock, at cost; 1,818 shares as of March 31, 2002 and 2001	(33,649)	(33,649)
Additional paid-in capital	734,755	713,579
Deferred stock compensation	(281)	(907)
Accumulated other comprehensive income (loss)	(158)	308
Accumulated deficit	(320,007)	(11,177)

Total stockholders’ equity	380,721	668,213

Total liabilities and stockholders’ equity	$517,838	$785,673

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended March 31,
	2002	2001	2000
Net revenues	$324,794	$389,600	$264,159
Cost of revenues	42,546	42,398	28,829

Gross profit	282,248	347,202	235,330

Operating expenses:
Sales and marketing	170,651	155,453	113,005
Research and development	110,118	107,670	65,739
General and administrative	43,693	39,000	24,610
Acquisition related expenses and in-process research and development	—	22,774	11,516
Non-cash stock compensation	—	6,000	11,071
Restructuring expenses	81,820	—	—
Impairment and amortization of intangible assets	114,532	9,872	1,013

Total operating expenses	520,814	340,769	226,954

Operating income (loss)	(238,566)	6,433	8,376
Other income (expense):
Interest income and other, net	6,400	14,178	6,187
Loss on investments, net	(6,980)	(13,836)	—
Loss on equity affiliate	(36,016)	—	—
Litigation settlements	(31,402)	—	—

Total other income (expense)	(67,998)	342	6,187
Minority interest	—	15,336	6,179

Income (loss) before taxes	(306,564)	22,111	20,742
Provision for income taxes	2,266	8,737	11,975

Net income (loss)	(308,830)	13,374	8,767
Accretion on mandatorily redeemable convertible preferred stock	—	—	(2,538)

Net income (loss) applicable to common stockholders	$(308,830)	$13,374	$6,229

Net income (loss) applicable to common stockholders per common share
Basic	$(5.31)	$0.26	$0.14
Diluted	$(5.31)	$0.24	$0.12
Weighted average common shares outstanding used for basic and diluted income (loss) per common share
Basic	58,190	50,842	44,601
Diluted	58,190	56,764	52,270

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 1999	43,590	$43	(1,620)	$(25,445)	$203,431	$(1,544)	$38		$(29,492)	$147,031
Comprehensive income: Net income								$8,767	8,767	8,767
Unrealized gain on available-for-sale short-term investments, net of tax							365	365		365

Total comprehensive income								$9,132

Preferred shares issued by acquired companies.					520					520
Exercise of stock options	3,725	4			36,842					36,846
Common stock issued under ESPP	84	—			2,445					2,445
Common stock exchanged for preferred stock of pooled entities	3,231	4			31,403					31,407
Purchase of treasury stock			(198)	(8,204)						(8,204)
Preferred stock accretion					(2,538)					(2,538)
Tax benefit from stock plans					8,714					8,714
Non-cash stock compensation					33,251	(21,747)				11,504
Gain on sale of subsidiary stock					21,109					21,109
Adjustment to conform acquired company’s year end	44	—			320	(174)	(10)		(3,826)	(3,690)

Balances as of March 31, 2000	50,674	51	(1,818)	(33,649)	335,497	(23,465)	393		(24,551)	254,276
Comprehensive income:
Net income								$13,374	13,374	13,374
Unrealized loss on available-for-sale short-term investments, net of tax							(85)	(85)		(85)

Total comprehensive income								$13,289

Exercise of stock options and warrants	2,835	3			42,242					42,245
Common stock issued under ESPP	157	—			5,407					5,407
Common stock issued and warrants and options assumed in business combinations	5,555	5			337,601					337,606
Tax benefit from stock plans					7,820					7,820
Non-cash stock compensation					10,498	(4,509)				5,989
Deconsolidation of AtomShockwave					(27,067)	27,067				—
Gain on sale of subsidiary stock					1,581					1,581

Balances as of March 31, 2001	59,221	59	(1,818)	(33,649)	713,579	(907)	308		(11,177)	668,213
Comprehensive loss:
Net loss								$(308,830)	(308,830)	(308,830)
Unrealized loss on available-for-sale short-term investments, net of tax							(466)	(466)		(466)

Total comprehensive loss								$(309,296)

Exercise of stock options	1,295	1			15,194					15,195
Common stock issued under ESPP	471	1			5,919					5,920
Non-cash stock compensation					63	626				689

Balances as of March 31, 2002	60,987	$61	(1,818)	$(33,649)	$734,755	$(281)	$(158)		$(320,007)	$380,721

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(308,830)	$13,374	$8,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,131	35,910	18,434
Write off of long-lived assets	24,678	—	191
Write off of acquired in-process research and development	—	21,100	—
Loss on investments	7,610	13,836	—
Loss on equity affiliate	36,016	—	—
Impairment of intangible assets	—	4,293	—
Deferred income taxes	2,809	(4,851)	(1,583)
Tax benefit from employee stock plans	—	7,820	8,714
Minority interest	—	(15,336)	(6,179)
Non-cash stock compensation	—	—	9,719
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	16,476	2,469	(27,912)
Prepaid expenses and other current assets	3,118	(8,613)	233
Accrued liabilities and payables	(26,909)	(4,717)	25,356
Accrued restructuring	43,033	—	—
Unearned revenues	7,809	1,163	2,554

Net cash provided by (used in) operating activities	(42,059)	66,448	38,294

Cash flows from investing activities:
Purchases of available-for-sale short-term investments	(130,690)	(50,611)	(117,457)
Proceeds from sales and maturities of available-for-sale short-term investments	96,592	57,924	127,558
Cash paid for acquisitions, net of cash acquired	—	(16,686)	—
Purchases of property and equipment	(17,392)	(65,251)	(33,934)
Purchases of investments	(2,995)	(28,399)	(13,300)
Proceeds from sale-leaseback	22,125	—	—
Deposits of restricted cash	(2,207)	(9,202)	—
Other, net	5,884	(5,740)	(1,687)

Net cash used in investing activities	(28,683)	(117,965)	(38,820)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	9,384	59,029
Proceeds from issuance of common stock	21,109	50,547	39,434
Borrowings on capital lease	—	—	999
Repayments of capital lease obligations	—	—	(1,281)
Acquisition of treasury stock	—	—	(8,204)

Net cash provided by financing activities	21,109	59,931	89,977

Net increase (decrease) in cash and cash equivalents	(49,633)	8,414	89,451
Deconsolidation of AtomShockwave	—	(6,991)	—
Adjustment to conform acquired companies’ year ends	—	—	(3,826)

Total adjusted increase (decrease) in cash and cash equivalents	(49,633)	1,423	85,625
Cash and cash equivalents, beginning of year	116,507	115,084	29,459

Cash and cash equivalents, end of year	$66,874	$116,507	$115,084

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Macromedia, Inc. (the “Company” or “Macromedia”) provides software that empowers developers and designers to create effective user experiences on the Internet. The Company’s integrated family of technologies enables the development of a wide range of Internet solutions including Websites, rich media content, and Internet applications across multiple platforms and devices.

The Company sells its products through a worldwide network of distributors, value-added resellers (“VARs”), its own sales force and Websites, and to original equipment manufacturers (“OEMs”). In addition, Macromedia derives revenues from software maintenance and technology licensing agreements.

2.    Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include all domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of net revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Software Revenue Recognition—The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

Revenues recognized from shrink-wrap software are recognized upon shipment based on the fair value of the element provided that persuasive evidence of an arrangement exists, collection of the resulting receivable is deemed probable, and the payment terms are fixed and determinable. The Company also maintains an allowance for anticipated product returns and rebates to distributors. Revenues from consulting, training, and other services are generally recognized as the services are performed.

Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support (“PCS”), installation, or training. The determination of fair value is based on objective evidence that is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If in a multiple-element arrangement, fair value does not exist for one or more of the delivered elements in the arrangement, but fair value does exist for all undelivered elements, then the residual method of accounting is applied. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenues.

The Company licenses products to OEMs or provides end-user customers the right to multiple copies. These arrangements generally provide for nonrefundable fixed fees and revenues are recognized upon delivery of the product master or the first copy, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, and collection is probable. Per-copy royalties in excess of

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fixed minimum amounts and refundable license fees are recognized as revenues when earned. If PCS is included in the contract, it is unbundled from the license fee using the Company’s objective evidence of the fair value of the PCS. If objective evidence of the fair value of the PCS is not available, the revenues from the entire arrangement are recognized ratably over the PCS term.

Fees from volume licenses are recognized as revenues upon shipment, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable, and the arrangement does not involve services that are essential to the functionality of the software. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment of the licenses is not dependent upon the performance of consulting services. Revenues from PCS are recognized on a straight-line basis over the term of the contract.

The Company licenses software to end-users under agreements that provide for an initial fee to use the products in perpetuity up to a maximum number of users. In instances where the arrangement involves services that are essential to the functionality of the software, both the license and consulting fees are recognized as revenues under the percentage of completion method of contract accounting. Progress towards completion is generally measured based on the estimated number of hours to complete the specific projects. In the event the costs to complete a contract are expected to exceed anticipated revenues, a loss is accrued. In certain circumstances where the Company is unable to estimate the amount of effort required to customize or implement the software license, revenues are recognized using the completed contract method.

Cash Equivalents and Short-term Investments—Cash equivalents consist of highly liquid investments with maturities of generally three months or less at the time of purchase. Short-term investments consist of readily marketable securities with a maturity of generally more than three months from time of purchase. Cash equivalents and all of the Company’s short-term investments are classified as “available-for-sale”. Where the original maturity is more than one year, the securities are classified as short-term as the Company’s intention is to convert them into cash for operations as needed. At March 31, 2002, these marketable securities consisted principally of U.S. government agency securities, commercial paper, and taxable municipal securities. The objective of the Company’s investments policy is preservation of the value of its fixed-income investment portfolio while maintaining adequate financial liquidity. The Company invests in high-quality fixed-income investment securities with maturities of 24 months or less.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Available-for-sale securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income.

The Company reviews its investments in marketable securities on a regular basis to determine whether or not each security has experienced an other-than-temporary decline in fair value. If the Company concludes that an other-than-temporary decline exists in its marketable securities, the Company writes down the investment to the fair value and records the related write down as an investment loss in its consolidated statement of operations. To date, the Company has not recorded any such investment losses.

Investments—The Company has historically held non-marketable investments in the common and preferred stock of certain companies. These strategic investments are accounted for on the cost basis as they do not represent a greater than 20% voting interest in the investee and the Company does not have the ability to significantly influence the investee’s day-to-day operations. Impairment losses are recognized on these strategic investments when the Company determines that there has been a decline in the fair value of the investment that is other than temporary.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2002, the Company recorded impairment losses on strategic investments of $7.6 million. These losses represented write offs or write downs of the carrying amount of these investments and were determined considering, among other factors, the investees’ current and projected operating results, estimated liquidation value, and the inability of the investee to obtain additional financing. During fiscal year 2002, the Company received funds totaling approximately $600,000, representing its portion of the liquidated assets of two investees whose investment balances were written off during fiscal year 2001 in accordance with the Company’s investments policy. At March 31, 2002, the Company had one remaining cost basis investment with a carrying value of $400,000.

Inventory—Inventory consists primarily of software media, user manuals, and related packaging materials. Inventory is recorded at the lower of cost or market value, determined on a first-in, first-out basis.

Concentrations of Credit Risk—Distributors comprise a significant portion of the Company’s revenues and trade receivables. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs in-depth credit evaluations of all new customers and ongoing assessments of existing customers. If deemed necessary, the Company may require letters of credit or bank guarantees, but generally requires no collateral. During fiscal years 2002, 2001, and 2000, sales to one distributor accounted for 28% of each respective years’ consolidated net revenues. Accounts receivable relating to this customer were $11.1 million and $15.7 million as of March 31, 2002 and 2001, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, related party loans, other long-term cost basis investments, and forward contracts used in foreign exchange activities. The Company places its cash equivalents, short-term investments, and forward contracts with major financial institutions of high credit standing. The Company monitors the financial health of these institutions and limits its concentration in individual securities and type of investments that exist within its portfolio. In addition, all of the Company’s investments must carry high credit-quality ratings. As such, the Company does not believe there is significant financial risk to its portfolio or risk of non-performance by the institutions. The fair value of the Company’s cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, and related party loans approximate their carrying values due to their short maturity or rate structure.

Property and equipment, net—Equipment, computer software, and furniture are recorded at cost and are depreciated over the estimated useful lives of the assets ranging from three to five years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the related assets, ranging from three to ten years. Land and building and other fixed assets are recorded at cost. Buildings are depreciated over thirty years, using the straight-line method. At March 31, 2002, the Company did not own any land or buildings (see Note 14).

Intangible Assets—Intangible assets primarily consist of goodwill, developed technology, and assembled workforce relating to mergers and acquisitions accounted for under the purchase method of accounting. During the three years ended March 31, 2002, these intangibles were amortized on a straight-line basis over an estimated useful life of three years. Through March 31, 2002, the Company periodically assessed whether any events, including significant changes in demand for its products or changes in market conditions in the principle markets in which the Company sells its products, would adversely impact the carrying value of these assets. Possible examples of these events include, but are not limited to: a significant decline in the Company’s market value; a decrease in the market value of a particular asset; and continued operating or cash flow losses combined with forecasted future losses. If such an event were to have occurred, the Company would have estimated future discounted cash flows generated by each of these assets in order to assess the amount by which the asset was impaired as required by Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Accounting Principles Bulletin (“APB”) No. 17, Intangible Assets. The Company did not record an impairment to any of its intangible assets during fiscal year 2002.

At the beginning of fiscal year 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes SFAS No. 121, for determining impairment of intangible assets. As a result of adopting this standard, the Company will no longer amortize certain intangible assets, most notably goodwill and assembled workforce, which had net book values at March 31, 2002 of $183.1 million and $15.8 million, respectively. During fiscal year 2002, goodwill and assembled workforce were amortized on a straight-line basis over a three-year period, resulting in recurring quarterly amortization charges of $23.2 million and $2.0 million, respectively.

Under SFAS No. 142, the Company will be required to assess the fair value and recoverability of its intangible assets upon adoption as well as at least once a year prospectively. Accordingly, the Company will continue to evaluate whether any event has occurred that might indicate that the carrying value of an intangible asset is not recoverable. SFAS No. 142 became effective for the Company in the beginning of fiscal year 2003. The Company has not yet completed its evaluation of the effects that SFAS No. 142 will have on its consolidated financial statements. Currently, the Company does not expect to record an impairment charge upon completion of its evaluation, however, there can be no assurance that a significant impairment charge will not be recorded upon completion.

Capitalized Software—The Company follows the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, in accounting for its capitalized software. Under the Company’s policy, costs incurred in the initial design phase of software development are expensed as incurred. Once the point of technological feasibility is reached, production costs related to the development of foreign-language versions of the Company’s products are capitalized. Capitalized software costs are amortized on a per-unit basis as revenues are recognized, but not less than on a straight-line basis over the estimated life of the technology. Amortization of the capitalized software is included as a component of cost of revenues and was $4.0 million, $3.1 million, and $2.6 million in fiscal years 2002, 2001, and 2000, respectively. The actual lives of Macromedia’s capitalized software could differ from management’s estimates, and such differences could cause carrying amounts of the assets to be materially reduced.

Software for Internal Use—The Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance. Capitalized software for internal use is generally amortized over three years.

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated in U.S. Dollars using the exchange rates at the balance sheet date. Net revenues and expenses are translated using average exchange rates during the period. Translation adjustments are recorded in the Company’s consolidated statements of operations as a component of interest income and other, net.

Foreign Exchange Forward Contracts—The Company uses foreign exchange forward contracts to manage its economic exposure associated with probable anticipated revenues and certain asset balances denominated in various foreign currencies. The Company’s forward contracts are not designated as accounting hedges as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and therefore, the Company marks-to-market the forward contracts and includes realized and unrealized gains and

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses in the current period as a component of interest income and other, net. The Company may from time to time adjust its foreign exchange position by entering into additional contracts or by terminating or offsetting existing foreign currency forward contracts. Gains and losses on terminated or offset contracts are recognized in the consolidated statements of operations in the period of contract termination or offset.

Stock-Based Compensation—As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees (see Note 15). Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Warrants issued to non-employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation costs are amortized on a straight-line basis over the vesting period of the securities.

Other Comprehensive Income (Loss)—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. The sole component of other comprehensive income (loss) during fiscal years 2002, 2001, and 2000 was unrealized gains or losses from the Company’s available-for-sale short-term investments.

Advertising Costs—Advertising expenditures are charged to operations as incurred and include certain cash consideration paid to distributors for advertising the Company’s products. Advertising expenses incurred during fiscal years 2002, 2001, and 2000 were $6.0 million, $10.4 million, and $8.3 million, respectively.

Deferred Taxes—The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets arise primarily from net operating losses, reserves, and timing differences for purchased technologies and intangible assets. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recent Accounting Standards—In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial statements during fiscal year 2002 as the Company did not enter into any business combinations during that period.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain other intangible assets no longer be amortized to operations, but instead be reviewed for impairment at least once a year. SFAS No. 142 became effective for the Company in the beginning of fiscal year 2003. Macromedia has not yet completed its evaluation of the effects that SFAS No. 142 will have on its consolidated financial statements. Currently, the Company does not expect to record an impairment charge upon completion of its evaluation, however, there can be no assurance that a significant impairment charge will not be recorded upon completion.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 applies to all long-lived assets. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 will be effective for the Company in fiscal year

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003. The Company has not yet evaluated the effects of this pronouncement on its consolidated financial statements.

Reclassification—Certain amounts in the accompanying fiscal year 2001 and fiscal year 2000 consolidated financial statements have been reclassified in order to conform to the presentation of the fiscal year 2002 consolidated financial statements.

3.    Supplemental Cash Flows Information

Supplemental cash flows information is as follows:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Cash paid for:
Interest	$—	$—	$76
Income taxes	$3,014	$934	$126
Non-cash investing and financing activities:
Common stock issued and warrants and options assumed in purchase business combinations	$—	$337,606	$—
Unrealized gain (loss) on available-for-sale securities	$(466)	$(85)	$355

In connection with the acquisition of Atom Corporation by the Company’s then-consolidated subsidiary, shockwave.com, with the surviving company being AtomShockwave Corp., (“AtomShockwave”), the Company began accounting for its investment under the equity method of accounting during the fourth quarter of fiscal year 2001. The following information illustrates the effect of the deconsolidation of AtomShockwave on the Company’s consolidated cash flow position:

2001
(In thousands)
Carrying value of assets	$7,875
Carrying value of liabilities	14,866

Effect on cash due to deconsolidation	$(6,991)

4.    Business Combinations

Fiscal Year 2001 Acquisitions

Allaire Corporation—On January 29, 2001, Macromedia, Alaska Acquisition Corp. (“Alaska”), a wholly-owned subsidiary of Macromedia, and Allaire Corporation (“Allaire”), a publicly held company that provided software products for companies building their business on the Web, entered into an amended and restated agreement and plan of merger. Under the terms of the merger, Allaire merged with and into Alaska with Alaska continuing as the surviving company. The merger closed on March 20, 2001 and was accounted for as a purchase business combination. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values as of the merger date. The results of Allaire’s operations are included in the Company’s consolidated statements of operations from the date of the merger. In connection with the merger, the Company issued 0.2 shares of Macromedia common stock and paid $3.00 in cash for each outstanding Allaire share, issuing an aggregate of approximately 5.6 million shares of Macromedia common stock and paying a total of approximately $83.3 million in cash. In addition, the Company assumed all of Allaire’s outstanding stock options and warrants. The Company also incurred transaction costs related to the merger.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price, based on valuation performed by a third-party, is as follows:

Purchase Price
(In thousands)
Common stock issued	$214,579
Cash paid	83,331

Acquisition value	297,910
Fair value of Allaire’s options and warrants assumed	123,028
Transaction costs	7,074

$428,012

The excess of the purchase price over the net assets acquired totaled $364.9 million, of which $18.0 million was expensed in the fourth quarter of fiscal year 2001 as acquired in-process research and development. The remaining $346.9 million of the purchase price was recorded as goodwill and certain other intangible assets, which are being amortized on a straight-line basis over a period of three years, through March 31, 2002. The following table summarizes the allocation of the purchase price:

Purchase Price Allocation
(In thousands)
Allaire’s net tangible assets	$63,068
Developed technology	34,000
Assembled workforce	24,000
In-process research and development	18,000
Trade name	5,000
Goodwill	283,944

$428,012

The $18.0 million allocated to in-process research and development was expensed upon closing of the merger, because technological feasibility had not been established and no future alternative uses existed. The charge is the result of Allaire’s ongoing projects at the time of the purchase, including the development of the ColdFusion Server 5.0 and JRun 4.0 technologies, which were primarily aimed at building various application services on the Java 2 Platform, Enterprise Edition. The values assigned to the in-process research and development were based upon established valuation techniques. At the date of the merger, it was estimated that approximately 75% of the development effort was complete and that the remaining 25% would be completed sometime in mid to late calendar year 2001 at an approximate cost of $2.1 million. The remaining efforts included finalizing coding and completing testing of the products and were determined by analyzing efforts incurred on development up to the point of the merger. The value of the acquired in-process research and development was calculated using the estimated future net cash flows factoring in estimated future net revenues that may be generated from the products. The cash flows were calculated for an estimated five-year life cycle with costs estimated to improve over time, assuming that the products were successfully developed and that the Company was able to effectively manage the products’ contributions to operating results. These cash flows were discounted to their net present value using a discount rate of approximately 28%, considering the uncertainty surrounding the successful development of the projects. However, by March 31, 2002, the Company had successfully developed the technologies without incurring significant changes from either the estimated timeline or completion costs originally estimated at the date of the merger.

The following pro forma results of operations reflect the combined results of Macromedia for fiscal years 2001 and 2000 and the results of Allaire for the calendar years ended December 31, 2000 and 1999 as if the

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merger occurred at the beginning of the earliest period presented. The pro forma results do not reflect any unusual charges that resulted directly from the merger.

	Years Ended March 31,
	2001	2000
	(In thousands, except per share data)
Net revenues	$504,328	$318,552
Net loss applicable to common stockholders	$(84,640)	$(114,877)
Net loss applicable to common stockholders per share	$(1.51)	$(2.29)
Weighted average common shares outstanding	56,187	50,097

Atom Corporation—On December 14, 2000, the Company’s majority-owned subsidiary, shockwave.com, entered into an Agreement and Plan of Reorganization with Atom Corporation (“AtomFilms”), whereby AtomFilms merged with and into shockwave.com with shockwave.com continuing as the surviving corporation. The merger closed in January 2001, and was accounted for under the purchase method of accounting. Under the terms of the transaction, AtomFilms’ stockholders received common stock, preferred stock, options, and warrants in the surviving company, renamed AtomShockwave, Corp. (“AtomShockwave”), equal to approximately 30% of the fully diluted equity outstanding. Further, in connection with the merger, the Company invested approximately $15.0 million in convertible promissory notes. The notes converted to Series D Preferred Stock upon the closing of AtomShockwave’s Series D preferred financing round on March 15, 2001. Immediately subsequent to the merger, the Company began accounting for its investment in AtomShockwave under the equity method of accounting (see Note 8).

Middlesoft, Inc—On July 6, 2000, Macromedia, Core Acquisition Corp. (“Core”) and Middlesoft, Inc. (“Middlesoft”) entered into an agreement and plan of merger, whereby Core merged into and with Middlesoft with Middlesoft remaining as the surviving corporation. The merger was completed on July 10, 2000, and was accounted for under the purchase method for approximately $9.0 million in cash consideration. The merger was accounted for under the purchase method in fiscal year 2001. The results of Middlesoft’s operations are included in the Company’s consolidated statements of operations from the date of merger. The purchase price of the transaction was allocated to the acquired assets and assumed liabilities based on their fair values as of the date of the merger. $3.1 million of the purchase price was expensed in the second quarter of fiscal year 2001 as acquired in-process research and development and $5.3 million was recorded as goodwill and other intangible assets.

The projects associated with the acquired in-process research and development of Middlesoft are related to Embedded Flash technologies. The Company purchased these technologies to increase the functionality of existing Macromedia Flash technologies in order to allow them to run on multiple hardware devices. At the date of merger, it was estimated that approximately 50% of the development effort on the technologies was completed with the remaining 50% to be completed in October 2000 for an estimated cost of $500,000. The completion percentage was determined by comparing the time and manpower incurred up to the point of merger with the estimated resources and efforts needed to complete the development. The valuation of the purchased in-process research and development was based upon the present value of the operating cash flows to be generated by the current technology after considering the cost to realize the revenue and the relative risk of the technology. These cash flows were discounted to their net present value using a discount rate of approximately 22%.

In fiscal year 2001, the Company wrote off the remaining unamortized balance of goodwill and other intangible assets associated with the Middlesoft merger, resulting in a charge during the fourth quarter of $4.3 million. The Company acquired the technologies associated with Middlesoft in the second quarter of fiscal year 2001. During the third quarter of fiscal year 2001, the Company had indications that the markets the

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company expected would develop were not receptive to its planned strategy. By the end of the fourth quarter of fiscal year 2001, the actual results of the operations surrounding the technology were considerably below the Company’s expectations and as a result, management performed an impairment analysis, which considered several factors including net revenue and cash flow projections and the realignment of the business strategy into different product agendas. The Company also evaluated possible strategies surrounding the operating contributions of the technology, and after doing so, determined that they would be prohibitive. As a result, the Company abandoned the technology, terminated key employees associated with the original product plan, and recorded the write off.

The pro forma results of operations from the Middlesoft merger as if it had occurred at the beginning of fiscal year 2000 were not significantly different from the Company’s actual consolidated results of operations.

Fiscal Year 2000 Acquisitions

Time4.com—On December 22, 1999, the Company acquired certain technology rights of Time4.com, Inc. (“Time4”), a software development company, for $1.9 million in cash. The acquisition was accounted for under the purchase method; accordingly, the results of operations of Time4 have been included in the Company’s consolidated financial statements from the date of acquisition. As a result of the acquisition, the Company wrote off approximately $1.8 million of rights relating to Time4’s preliminary technology as the Company determined that the technology does not have any alternative future uses.

Andromedia, Inc.—On October 6, 1999, Macromedia, Inc., Andromedia, Inc. (“Andromedia”), and Peak Acquisition Corp., a wholly-owned subsidiary of Macromedia (“Peak Acquisition”), entered into an Agreement and Plan of Reorganization under which Macromedia acquired Andromedia by exchanging all of the outstanding capital stock, options, and warrants of Andromedia for approximately 5.2 million shares of common stock, options, and warrants of Macromedia. The merger closed on December 1, 1999. As a result of the acquisition of Andromedia, Peak Acquisition was merged with and into Andromedia and Andromedia remained as the surviving corporation and wholly-owned subsidiary of Macromedia. The transaction was accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations for Andromedia. Andromedia develops e-marketing software that enables companies to implement an integrated solution to analyze the success of their Web marketing efforts and to personalize their e-commerce offering based on customers’ needs in real-time.

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

Prior to the combination, Andromedia’s fiscal year ended on December 31. In restating the financial statements for the pooling-of-interests combination, Andromedia’s financial statements for the year ended March 31, 2000 were combined with Macromedia’s financial statements for the year ended March 31, 2000. An adjustment has been made to the consolidated statements of stockholders’ equity and cash flows to include Andromedia’s results of operations for the three months ended March 31, 1999, which were not included in the period ended March 31, 2000. There were no conforming accounting adjustments for Andromedia upon acquisition.

ESI Software, Inc.—On July 8, 1999, Macromedia, Inc., ESI Software, Inc., (“ESI”), and Dynamo Acquisition Corp., a wholly-owned subsidiary of Macromedia (“Dynamo”), entered into an Agreement and Plan

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Reorganization, under which Macromedia acquired ESI by exchanging all of the outstanding capital stock, options, and warrants of ESI for approximately 635,000 shares of common stock, options, and warrants of Macromedia (as valued on July 8, 1999). The merger closed on September 30, 1999. As a result of the acquisition of ESI, Dynamo was merged with and into ESI and ESI remained as the surviving corporation and a wholly owned subsidiary of Macromedia. The transaction was accounted for as a pooling-of-interests and was a tax-free reorganization. ESI develops and markets software that enables users to build advanced, interactive, business-oriented Web applications.

In conjunction with the merger, the Company incurred direct merger-related expenses of approximately $3.1 million, including expenses for bonuses contingent upon closing of the merger agreement, legal and other professional fees, personnel severance, and relocation of employees.

Prior to the combination, ESI’s fiscal year ended on June 30. The financial statements of Macromedia have been restated to include the financial position and results of operations of ESI for the fiscal year ended March 31, 2000. During the year ended March 31, 2000, the Company purchased product from ESI pursuant to a distribution agreement. This transaction was eliminated upon consolidation. There were no conforming accounting adjustments for ESI upon acquisition.

Starbase Corporation—In July 1999, the Company acquired certain technology rights and other related software products from Starbase Corporation for $2.8 million in cash. At the time of the acquisition, the Company intended to utilize these assets in the research and development of a single future research and development project. As a result, the Company wrote off the entire $2.8 million to acquisition related expenses in the year ended March 31, 2000 as the Company determined that the technology did not have any alternative future uses.

5.    Agreement with Lotus Development Corporation

In fiscal year 2000, the Company closed a series of agreements with Lotus Development Corporation (“Lotus”), the combined effect of which was to: (1) sell certain tangible and intangible assets relating to the Company’s Pathware product line to Lotus; (2) result in Lotus acting as a distributor of the Company’s products; and (3) cause the Company and Lotus to cooperate with respect to certain future development activities related to the Company’s and Lotus’ products. The Company is to receive a minimum of $30.0 million in revenue over a period of three years from the original agreement date as a result of the terms of the agreements.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of cash, cash-equivalents, and short-term investments:

	March 31,
	2002	2001
	(In thousands)
Cash and cash equivalents:
Cash	$47,295	$56,131
Money market funds	5,124	9,249
Commercial paper	12,455	51,127
Certificates of deposit	2,000	—

Total cash and cash equivalents	66,874	116,507

Short-term investments:
Corporate equity securities	$392	$560
Corporate debt securities	—	11,192
Commercial paper	23,659	20,773
Certificates of deposit	6,400	2,000
U.S. treasury securities	2,043	2,558
U.S. government agency securities	50,986	16,727
Taxable municipal securities	11,617	7,653

Total short-term investments	95,097	61,463

	$161,971	$177,970

Short-term investments consisted of the following, by original contractual maturity:

	March 31,
	2002	2001
	(In thousands)
Due in one year or less	$47,672	$35,893
Due greater than one year	47,425	25,570

	$95,097	$61,463

The Company’s available-for-sale securities are carried at fair value. The Company recorded, net of tax, unrealized losses of $466,000 and $85,000 during fiscal years 2002 and 2001, respectively.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31,
	2002	2001
	(In thousands)
Land and building	$—	$26,605
Computer equipment	32,654	50,556
Computer software	6,607	17,110
Office equipment and furniture	18,836	39,106
Leasehold improvements	24,063	37,027

	82,160	170,404
Less accumulated depreciation and amortization	(32,971)	(55,800)

	$49,189	$114,604

Depreciation and amortization expense for fiscal years 2002, 2001, and 2000 was $36.4 million, $23.9 million, and $14.8 million, respectively. In December 2001, Macromedia sold land and an office building in Redwood City, California, with a consecutive 10-year lease for the space that the Company currently occupies (see Note 14). In addition, during fiscal year 2002 the Company wrote off certain assets in conjunction with its restructurings as these assets were abandoned due to the closure of office facilities and employee terminations (see Note 11).

8.    Investment in Equity Affiliate

Prior to January 2001, Macromedia owned a controlling interest in AtomShockwave, formerly shockwave.com, and as such accounted for AtomShockwave as a consolidated subsidiary. In January 2001, shockwave.com acquired AtomFilms, and as a result, the Company’s ownership of the voting common and preferred stock outstanding of AtomShockwave was reduced to 38%. Accordingly, the Company accounted for its ownership during the fourth quarter of fiscal year 2001 and prospectively under the equity method of accounting. This resulted in an investment in equity affiliate balance of $31.3 million on the Company’s consolidated balance sheet at March 31, 2001.

During the first quarter of fiscal year 2002, the Company made additional investments in AtomShockwave in return for secured promissory notes of $2.2 million. Additionally, during fiscal year 2002, the Company purchased $2.4 million in AtomShockwave common stock from certain Macromedia executives. These investments were made in arm’s-length transactions and increased the Company’s ownership in AtomShockwave to approximately 40%.

During fiscal year 2002, the Company recognized its share of AtomShockwave’s losses, recording $14.2 million in losses from its equity affiliate. These losses were recorded as a reduction in the carrying amount of the Company’s investment in equity affiliate in its consolidated balance sheet and as a loss from equity affiliate in its consolidated statements of operations.

As a result of the continued weaker business environment during fiscal year 2002 and a restructuring by AtomShockwave that included significant staff reductions and the closure of several facilities, Macromedia periodically reviewed its remaining investment in AtomShockwave for impairment. These reviews resulted in the write off of the Company’s remaining investment balance of $21.8 million and certain receivables totaling

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$344,000 during the first and second quarters of fiscal year 2002. At March 31, 2002, Macromedia’s investment balance in AtomShockwave was zero, however, the Company still owned approximately 40% of the outstanding voting shares of AtomShockwave.

9.    Intangible Assets

In March 2001, the Company entered into a merger with Allaire for a total purchase price of $428.0 million. The excess of the purchase price over the net tangible assets acquired totaled $364.9 million, of which $18.0 million was expensed in the fourth quarter of fiscal year 2001 as acquired in-process research and development because technological feasibility had not been established and no future alternative uses existed. The remaining $346.9 million of the purchase price was recorded as goodwill and other intangible assets, which are being amortized on a straight-line basis over a period of three years, through March 31, 2002. During fiscal year 2002, the Company recorded net purchase price adjustments to reduce goodwill by $5.2 million relating to the merger. These adjustments primarily relate to a decrease in reserves for anticipated product returns, partially offset by the write off of certain assets assumed upon the merger with Allaire. The Company also recorded a balance sheet reclassification between short and long-term liabilities of $1.4 million relating to deferred rent assumed in the merger.

During fiscal year 2002, the Company wrote off fully amortized intangible assets consisting of goodwill, assembled workforce, and other intangibles totaling $1.5 million, $975,000, and $231,000, respectively. Intangible assets, consisted of the following:

	March 31,
	2002	2001
	(In thousands)
Goodwill	$278,747	$285,413
Developed technology	34,000	34,000
Assembled workforce	24,000	24,975
Other intangibles	7,762	6,911

	344,509	351,299
Less accumulated amortization	(117,930)	(6,065)

	$226,579	$345,234

10.    Accrued Liabilities

Accrued liabilities, consisted of the following:

	March 31,
	2002	2001
	(In thousands)
Accrued payroll and related	$14,373	$20,538
Accrued marketing development	3,014	5,259
Accrued income taxes	9,587	12,947
Accrued acquisition related costs	—	9,399
Accrued rebates	2,568	8,519
Other accrued expenses	26,540	34,371

	$56,082	$91,033

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Accrued Restructuring

In April 2001, the Company began executing a restructuring plan to deliver cost synergies associated with the March 2001 merger with Allaire and to better align its cost structure with the weaker business environment. The Company recorded restructuring expenses totaling approximately $39.5 million. In January 2002, the Company announced a supplemental restructuring plan to better align its cost structure with the continuing weaker business environment. As a result of this supplemental restructuring plan, the Company recorded additional restructuring expense of $42.3 million.

Expenses associated with these fiscal year 2002 restructuring plans were recorded in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), Staff Accounting Bulletin (“SAB”) No. 100, Restructuring and Impairment Charges, and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Detail of the fiscal year 2002 restructuring expenses, payment activity, and ending accrual balance related to restructuring is presented in the following table:

Restructuring Expenses	Total Expense	Cash Payments	Non-cash Charges	Accrual Balance as of March 31, 2002
	(In thousands)
Facilities	$48,996	$(8,192)	$1,184	$41,988
Write off of fixed assets	24,303	—	(24,303)	—
Severance and related charges	5,976	(4,959)	—	1,017
Other charges	2,545	(2,323)	(194)	28

	$81,820	$(15,474)	$(23,313)	$43,033

Restructuring expenses associated with facilities for the two plans primarily represent estimated future costs related to approximately 22 facilities to either cancel or vacate these facility operating leases as a result of staff reductions and changes in the Company’s business and demise and tenant improvement costs to sub-lease these facilities, net of deferred rent recorded for these facilities. The Company expects to make future facility rent payments, net of sub-lease income, on its contractual lease obligations for these facilities, the longest of which extends through fiscal year 2011, which will be recorded as a reduction to the Company’s restructuring accrual.

In connection with the fiscal year 2002 restructurings, the Company also incurred expenses related to the impairment of fixed assets that were abandoned which resulted in the write off of leasehold improvements and furniture and fixtures due to the closure of office facilities and employee terminations.

Under the fiscal year 2002 restructurings, the Company had workforce reductions whereby it terminated approximately 330 employees, primarily in North America and the United Kingdom, impacting all of Macromedia’s business functions. The worldwide workforce reductions began during April 2001 for the initial plan and January 2002 for the supplemental plan. Both plans included workforce-related costs including severance, fringe benefits, and job placement costs. The accrual balance at March 31, 2002 includes unpaid severance benefits and ongoing scheduled fringe benefit payments for these former employees, primarily related to the supplemental plan. The Company expects to be substantially complete with these payments in fiscal year 2003.

Included in restructuring expenses are other charges of approximately $2.5 million, of which $1.7 million relates to non-severance obligations under an amendment to contractual agreements with certain former

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

personnel. The remaining $800,000 relates to contract cancellation fees for marketing contracts, including advertising. Payments on these obligations were substantially completed by March 31, 2002.

12.    Income Taxes

The components of the provision for income taxes were as follows:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Current:
Federal	$(2,760)	$—	$—
State	(473)	—	—
Foreign	2,823	5,768	2,651

Total Current	(410)	5,768	2,651
Deferred:
Federal	1,245	(3,771)	416
State	1,431	(1,080)	194

Total Deferred	2,676	(4,851)	610
Charge in lieu of taxes attributable to employee stock plans	—	7,820	8,714

	$2,266	$8,737	$11,975

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income before income taxes, as a result of the following:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Computed tax (benefit) at statutory rate	$(107,297)	$7,739	$7,213
State taxes, net	458	1,160	602
Nondeductible pooling and acquisition costs and goodwill	32,489	17,794	10,442
Net operating loss carryforward utilization	—	(4,982)	—
Foreign tax (benefits) provided for at rates other than U.S. statutory rates	12,258	(13,366)	(4,286)
Research and other tax credits	—	(3,455)	(2,413)
Change in valuation allowance	64,108	3,218	—
Other, net	250	629	417

	$2,266	$8,737	$11,975

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to deferred tax assets (liabilities) is as follows:

	March 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Reserves, accruals and other	$66,865	$28,512
Net operating loss carryforwards (federal)	178,846	169,388
Net operating loss carryforwards (state)	21,845	31,345
Credit for research activities	43,227	29,800
Other credits	9,846	5,112

Total deferred tax assets	320,629	264,157
Less valuation allowance	(294,300)	(224,777)

Net deferred tax assets	26,329	39,380
Deferred tax liabilities:
Intangible assets	(16,475)	(26,717)

Net deferred tax asset	$9,854	$12,663

The Company has established a valuation allowance to reduce the deferred tax assets to levels which the Company believes is more likely than not to be realized through future taxable income. Approximately $195.0 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current income when subsequently recognized. Also, approximately $7.2 million of the valuation allowance for deferred tax assets relates to the Allaire merger, the benefit from which will be allocated to goodwill and other identifiable intangible assets generated in the merger rather than current income when subsequently recognized.

During fiscal year 2002, Macromedia repatriated $50.0 million of non-U.S. earnings from international subsidiaries which was included in fiscal year 2002 taxable income and, as such, reduced the Company’s current year net operating loss. Cumulative undistributed income of international subsidiaries amounted to $2.7 million as of March 31, 2002, which are intended to be permanently reinvested. The amount of income tax liability that would result had such income been repatriated is estimated to be approximately $1.1 million.

As of March 31, 2002, the Company had available federal and state net operating loss carryforwards of approximately $511.0 million and $418.9 million, respectively. If not utilized, net operating loss carryforwards will expire in fiscal years 2003 through 2022.

The Company also had research and experimentation credit carryforwards of approximately $28.4 million and $22.7 million for federal and California income tax purposes, respectively. In addition, the Company had foreign tax credit carryforwards of approximately $6.2 million for federal income tax purposes and Enterprise Zone and Manufacturer Investment credits of $5.4 million for California income tax purposes. If not utilized, the federal research credit carryforwards will expire in fiscal years 2003 through 2022 while the California research credits may be carried forward indefinitely; the foreign tax credit carryforwards will expire in fiscal years 2003 through 2007, while the California Enterprise Zone credit may be carried forward indefinitely and the Manufacturer Investment credit will expire in fiscal years 2007 through 2011.

The utilization of net operating loss carryforwards, as well as research and experimentation credits carryforwards, is limited by current tax regulations. These net operating loss carryforwards, as well as research

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and experimentation credits carryforwards, will be utilized in future periods if sufficient income is generated. The Company’s ability to utilize certain loss carryforwards and certain research credit carryforwards are subject to limitations pursuant to the ownership change rules of Internal Revenue Code Section 382.

13.    Mandatorily Redeemable Convertible Preferred Stock

At the consummation of the merger between the Company and Andromedia, which occurred in fiscal year 2000 and was accounted for as a pooling-of-interests, Andromedia had 2.3 million shares of mandatorily redeemable convertible preferred stock outstanding. These shares were redeemable at the higher of original issuance price plus declared but unpaid dividends or fair market value at or any time after February 1, 2004. Accordingly, the Company increased the carrying amount of the instruments through periodic accretions, so that the carrying amount would equal the mandatory redemption amount at February 1, 2004. Mandatorily redeemable preferred stock activity consisted of the following:

	Shares Outstanding	Amount
	(In thousands)
Balance as of March 31, 1999	1,216	$13,591
Issuance of Series D preferred stock	1,055	14,914
Issuance of Series D preferred stock warrants	—	360
Preferred Stock accretion	—	2,538
Conversion into Macromedia common stock	(2,271)	(31,403)

Balance as of March 31, 2000	—	$—

On December 1, 1999, Macromedia completed its merger with Andromedia upon which all outstanding mandatorily redeemable preferred shares of Andromedia automatically converted into Macromedia common stock.

14.    Commitments, Contingencies, and Legal Proceedings

Leases.    The Company leases office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, the Company sub-leases certain office space that is not currently occupied by the Company.

Future minimum payments under operating leases with an initial term of more than one year and future minimum sub-lease income are summarized as follows:

	Lease Obligations	Sublease Income	Net Lease Obligations
	(In thousands)
Years ended March 31,
2003	$30,028	$(8,472)	$21,556
2004	29,326	(7,528)	21,798
2005	26,904	(5,076)	21,828
2006	25,265	(3,950)	21,315
2007	20,437	(3,809)	16,628
Thereafter	68,185	(9,277)	58,908

	$200,145	$(38,112)	$162,033

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the total minimum net lease obligations of $162.0 million are estimated future net minimum rent payments for facilities included in the Company’s restructurings during fiscal year 2002. At March 31, 2002, the Company’s restructuring accrual included $29.4 million of estimated future net rent payments related to idle facilities (see Note 11).

The Company recorded rent expense excluding sub-lease income of $22.4 million, $15.3 million, and $7.4 million for fiscal years 2002, 2001, and 2000, respectively. For fiscal years 2002, 2001, and 2000, the Company recorded sub-lease income as an offset to rent expense of $7.7 million, $3.2 million, and $3.0 million, respectively.

Letters of Credit and Restricted Cash.    The Company obtained letters of credit from financial institutions totaling approximately $12.7 million as of March 31, 2002 in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. The Company pledged approximately $11.4 million as of March 31, 2002 as security in trust for certain of the letters of credit. These funds were invested in a certificate of deposit and are classified as non-current restricted cash.

At March 31, 2001, the Company had non-current restricted cash amounting to approximately $9.2 million. The restrictions on these funds involved security deposits on a lease of real property. At March 31, 2002, the Company was no longer involved in this lease and had no remaining restricted cash under this arrangement.

Sale-Leaseback.    In December 2001, Macromedia sold land and an office building in Redwood City, California, with a consecutive 10-year lease for the space that the Company currently occupies. The sale resulted in proceeds of $22.1 million, excluding related tenant deposits and fees. The transaction was accounted for as a sale-leaseback arrangement in accordance with SFAS No. 98, Accounting for Leases, SFAS No. 28, Accounting for Sales with Leasebacks, and SFAS No. 66, Accounting for Sales of Real Estate. The transaction resulted in a deferred gain of approximately $4.5 million, which is classified in other long-term liabilities on the Company’s consolidated balance sheet, and will be amortized to operating expense over the lease term. The lease will be accounted for as an operating lease, resulting in base rental expense of approximately $1.8 million per year.

Royalties.    Macromedia has entered into license agreements with third-parties whose products or technologies are embedded in the Company’s software products. These license agreements generally provide for either fixed annual payments or royalties on a per-unit basis. Future minimum royalty payments for the years ending March 31, 2003, 2004, 2005 and 2006 are $2.5 million, $1.7 million, $663,000, and $218,000, respectively. The Company has rights to future upgrades on certain licenses at no additional charge.

Legal.    On August 10, 2000, Adobe Systems, Inc. (“Adobe”) filed suit against the Company in the United States District Court for the District of Delaware (Case No. 00-743-JJF). On September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleged that certain of the Company’s products infringe U.S. Patents Nos. 5,546,528 (“the ‘528 patent”) and 6,084,597. On September 27, 2000, the Company answered the first amended complaint by denying the allegations and filing counterclaims against Adobe seeking a declaration that Adobe’s patents are invalid and unenforceable, and alleging infringement of three Macromedia patents. In particular, the Company alleged infringement of U.S. Patent No. 5,467,443 (“the ‘443 patent”) by at least the Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 (“the ‘998 and ‘969 patents”) by the Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations of the Company’s counterclaims. On March 28, 2002, Adobe’s claims relating to U.S. Patent No. 6,084,597 were dismissed by stipulation.

Judgments were reached on claims relating to the ‘528 patent on May 2, 2002 for Adobe’s claims and on May 10, 2002 for Macromedia’s counterclaims (see Note 21). Adobe has also claimed that Macromedia Flash

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MX, Macromedia Dreamweaver MX, and Macromedia Fireworks MX software products infringe the ‘528 patent. The court has ordered a separate trial of Adobe’s claims relating to these software products but has not yet set a date for the trial. The Company intends to vigorously defend against Adobe’s claims relating to its Macromedia Flash MX, Macromedia Dreamweaver MX, and Macromedia Fireworks MX software products.

On October 19, 2001, the Company filed suit in the United States District Court for the Northern District of California in San Francisco against Adobe (Case No. C01-3940-SI). In that suit, the Company alleges that certain of Adobe products, including Adobe’s GoLive and Photoshop software, infringe U.S. Patent No. 5,845,299, entitled “Draw-based Editor for Web Pages,” and that certain of Adobe’s products, including GoLive, infringe U.S. Patent No. 5,911,145, entitled “Hierarchical Structure Editor for Websites”. The complaint further alleges that Adobe has been on notice of these patents since 1999, and that its infringement has been willful. The Company’s complaint seeks monetary damages for Adobe’s infringement and an injunction against future infringement. The Company also seeks an award of attorneys’ fees. Discovery has begun, and the case is set for trial in June 2003.

On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its merger with the Company, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the court. Plaintiffs filed an amended complaint on November 30, 2001. The defendants have filed a motion to dismiss the amended complaint, which the plaintiffs have opposed and are awaiting action by the court.

On April 11, 2001, Allaire, after it was merged into Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. On September 25, 2001, the court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action, and also are subject to defendants’ pending motion to dismiss. Although the Class Action and Kassin are in their early stages and Macromedia is not able to predict the outcome of the litigation at this time, the Company intends to defend it vigorously.

On January 9, 2002, the Superior Court for San Francisco, California entered a final judgment dismissing a complaint entitled Rosen et al. v. Macromedia, Inc. et al., (Case No. 988526) (“Rosen”) filed in the Court. The January 9, 2002 judgment implements a settlement under which the claims against us and all other defendants in the Rosen case and related state and federal cases were resolved without presumption or admission of any

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability or wrongdoing. The Rosen complaint alleged that the Company and five of its former officers and directors engaged in securities fraud in violation of California Corporations Code Sections 25400 and 25500 by seeking to inflate the value of the Company’s stock by issuing statements that were allegedly false or misleading (or omitted material facts necessary to make any statements made not false or misleading) regarding its financial results and prospects. The settlement amount was $48.0 million, of which approximately $19.5 million was paid by insurance, net of reimbursable legal fees and subject to a reservation by one insurer to seek reimbursement of its $5.0 million settlement contribution. As a result, the Company recorded a $28.5 million charge as a component of other income (expense) in its consolidated statements of operations during fiscal year 2002. Subsequently, on March 7, 2002 one of the insurers, RLI Corp., filed a complaint against the Company for reimbursement of its $5.0 million settlement contribution. The Company feels this claim is without merit and intends to defend it vigorously.

15.     Stockholders’ Equity

As a result of the Company’s pooling-of-interests acquisitions during fiscal year 2000, various issuances of stock of the acquired entities were issued and outstanding during fiscal year 2000. For presentation purposes, the Company has shown the activity and outstanding preferred share balances of the acquired entities as a component of additional paid-in-capital in the Company’s consolidated statements of stockholders’ equity.

Treasury Stock.    During fiscal year 2000, the Company purchased 198,000 shares of its common stock on the open market at an average price of $41.43 per share under a previously announced repurchase plan. The shares are recorded at cost and are shown as a reduction of stockholders’ equity. In fiscal year 2000, the Company rescinded the repurchase program.

Stock-Based Compensation Plans.    As of March 31, 2002, there were stock options outstanding in connection with the following stock option and stock purchase plans (the “Macromedia Plans”):

(i)       1992 Equity Incentive Plan (“EIP”)

(ii)      1993 Directors Stock Option Plan

(iii)     Allaire 1997 Stock Incentive Plan

(iv)     Allaire 1998 Stock Incentive Plan

(v)      Allaire 1998 Employee Stock Purchase Plan (“Allaire ESPP”)

(vi)     Andromedia 1999 Stock Option Plan

(vii)    Macromedia 1999 Stock Option Plan

(viii)  Allaire 2000 Stock Incentive Plan

(ix)     2001 Employee Stock Purchase Plan (“ESPP”)

The options outstanding under the plans indicated at (iii), (iv), (v), (vi), and (viii) (the “Prior Plans”) above were assumed by the Company as a result of merger activities. The Company assumed certain options granted to former employees of the acquired companies (the “Acquired Options”) under these plans. All of the Acquired Options have been adjusted to give effect to the respective conversion terms between the Company and companies acquired.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The EIP and Andromedia 1999 Stock Plans provide for the grant of several types of stock-based awards including, incentive and nonqualified stock options, restricted stock and stock bonuses and purchase rights. The total number of shares reserved pursuant to these plans as of March 31, 2002, was 20.3 million. Any option or purchase rights under these plans that become unexercisable, without having been exercised in full, shall become available for future grant or sale.

Under the 1993 Directors Stock Option Plan and Macromedia 1999 Stock Option Plan, 890,000 and 3.9 million shares of common stock, respectively, are reserved for grant as non-qualified stock options.

In December 2001, the Company adopted the 2001 Employee Stock Purchase Plan (the “2001 ESPP”). On February 16, 2002, all remaining available shares under the 1993 Employee Stock Purchase Plan were transferred to the 2001 ESPP. As such, under the 2001 ESPP, 2.3 million shares of common stock are reserved for issuance. Pursuant to the 2001 ESPP, and subject to certain limitations, employees may purchase, through payroll deductions of 2% to 15% of eligible compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. During fiscal years 2002, 2001 and 2000, the Company issued 424,140, 157,157, and 84,358 shares under its employee stock purchase plans at average prices of $12.69, $39.17, and $28.98 per share, respectively.

Under the Allaire 1997, 1998, and 2000 Stock Incentive Plans, the Company had reserved a total of 4.7 million shares of common stock for issuance as of March 31, 2002. The Plans provide for the granting of incentive and non-qualified stock options and stock bonus awards to officers, directors, employees, and consultants of the Company, which typically vest over a period of four years. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock at the date of grant and for a term not to exceed ten years.

Under the Allaire ESPP, 178,000 shares of common stock were reserved for issuance. Under the plan, and subject to certain limitations, employees were able to purchase, through payroll deductions of 1% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. At March 31, 2002, the Allaire ESPP had been superseded by the 2001 ESPP, and as such, is no longer an active plan.

In fiscal year 2002, the Company granted non-plan stock options to purchase shares of the Company’s common stock to new executive hires. The stock options were granted with an exercise price equal to fair market value on the grant date and have terms similar to options granted under the Company’s stock option plans.

Stock options under the Macromedia Plans are granted at a price equal to fair market value at the time of the grant and typically vest over four years from the date of grant. The stock options expire ten years from the date of grant and are normally canceled three months after an employee’s termination from the Company.

In March 2000 the FASB issued Interpretation No. (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25. Among other things, FIN 44 clarifies the accounting treatment for stock repurchases and exchanges and the criteria for such a transaction to qualify as a noncompensatory arrangement. On May 4, 2001, the Company announced an offer for existing stock option holders to exchange outstanding stock options for new options to be granted in excess of six months from the date the offer expired, June 4, 2001 (the “Option Exchange”). In connection with the Option Exchange, the Company cancelled 7.4 million common stock options and on December 21, 2001, regranted 6.6 million common stock options at an exercise price of $15.99 per share, which represented fair market value. The Company did not incur any financial statement impact during fiscal year 2002 due to the Option Exchange.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the stock option activity for fiscal years 2002, 2001, and 2000:

	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
As of March 31, 1999	10,180	$10.81
Granted	7,231	49.46
Exercised	(3,725)	9.85
Cancelled	(2,138)	29.25

As of March 31, 2000	11,548	31.92
Assumed in merger	4,189	17.98
Granted	7,165	56.16
Exercised	(2,790)	15.13
Cancelled	(2,427)	57.19

As of March 31, 2001	17,685	37.64
Granted	11,443	15.42
Exercised	(1,314)	11.61
Cancelled	(9,790)	53.74

As of March 31, 2002	18,024	16.69

The following table summarizes information about Macromedia’s stock options outstanding as of March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
$ 0.08 – $ 1.22	160	6.17	$0.92	158	$0.92
$ 1.23 – $ 6.50	62	3.70	4.58	61	4.59
$ 6.51 – $ 9.25	1,250	5.01	8.24	1,250	8.24
$ 9.26 – $ 13.39	3,570	9.36	13.29	471	12.71
$ 13.40 – $ 14.94	1,590	8.65	14.46	468	14.75
$ 14.95 – $ 16.03	6,683	8.07	15.98	2,579	15.97
$ 16.04 – $ 20.65	2,977	8.49	19.27	1,474	19.55
$ 20.66 – $ 29.19	1,322	7.56	27.37	921	27.85
$ 29.20 – $ 45.31	261	7.94	33.83	125	34.79
$ 45.32 – $ 73.63	98	7.93	63.07	62	63.21
$ 73.64 – $ 100.50	51	8.29	85.29	28	84.77

	18,024	7.98	16.69	7,597	17.10

The Company has recorded deferred stock compensation or non-cash stock compensation expense for stock options issued under the Prior Plans and the AtomShockwave stock option plan that were issued with an exercise price less than fair value of the underlying stock at the date of grant. The fair value of the underlying common

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock of AtomShockwave was determined by the Company based on factors including, but not limited to, preferred stock sales, comparisons to competitive public companies, and general market conditions. Fair value for Macromedia stock is based on the price of the Company’s common stock as traded on the Nasdaq National Market. The deferred stock compensation resulting from business combinations accounted for as pooling-of-interests with Andromedia and ESI were determined based on an underlying common stock value of the respective companies, based upon their then fair market value. The Company recorded compensation expense related to stock options of approximately $689,000, $6.0 million, and $5.1 million in fiscal years 2002, 2001, and 2000, respectively.

In connection with certain content development agreements entered into in fiscal year 2000, warrants for approximately 2.8 million shares of AtomShockwave common stock were issued to non-employees. Each warrant entitled the holder to purchase one share of AtomShockwave common stock at $0.50 per share. The warrants were immediately exercisable and expire ten years from the date of issuance. Under the terms of the agreements, vesting of the warrants is not contingent upon any future obligations. Furthermore, the warrant agreements do not contain any vesting clauses. In fiscal year 2000, the Company recorded compensation expense of approximately $6.0 million in connection with the issuance of the AtomShockwave warrants. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected volatility of 85%, risk-free interest rate of 5.7%, and contractual life of ten years.

Pursuant to SFAS No. 123, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined consistently with the fair value approach enumerated in SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been changed as indicated below:

	Years Ended March 31,
	2002	2001	2000
	(In thousands, except per share data)
Net income (loss) applicable to common stockholders:
As reported	$(308,830)	$13,374	$6,229
Pro forma	$(400,220)	$(34,273)	$(702)
Net income (loss) applicable to common stockholders per common share:
Basic:
As reported	$(5.31)	$0.26	$0.14
Pro forma	$(6.88)	$(0.67)	$(0.02)
Diluted:
As reported	$(5.31)	$0.24	$0.12
Pro forma	$(6.88)	$(0.67)	$(0.02)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of Macromedia stock options and ESPP purchase rights granted under its employee stock-based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions for grants during fiscal years 2002, 2001, and 2000:

	Stock Option Plans			Employee Stock Purchase Plans
	2002	2001	2000	2002	2001	2000
Weighted average risk free rate	3.99%	5.83%	6.07%	2.30%	4.93%	5.49%
Expected life (years)	3.50	3.50	3.50	0.50-2.00	0.50	0.50
Expected volatility	97.00%	90.00%	70.00%	97.00%	90.00%	70.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Accordingly, using the Black-Scholes option pricing model and the above assumptions, the weighted average fair value of Macromedia stock options granted during fiscal years 2002, 2001, and 2000 were $10.20, $35.90, and $26.79, respectively. In addition, the weighted average fair value of purchase rights granted under the ESPP during fiscal years 2002, 2001, and 2000, were $7.31, $17.82, and $17.92 per right, respectively.

16.    Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and warrants, unvested restricted stock, and upon conversion of preferred stock.

The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share:

	Years Ended March 31,
	2002	2001	2000
	(In thousands, except per share data)
Basic Net Income (Loss) Per Common Share Computation
Numerator:
Net income (loss)	$(308,830)	$13,374	$8,767
Accretion of Series C, D, and E mandatorily redeemable convertible preferred stock	—	—	(2,538)

Net income (loss) applicable to common stockholders	$(308,830)	$13,374	$6,229

Denominator:
Weighted average number of common shares outstanding during the period	58,190	50,842	44,601
Basic net income (loss) applicable to common stockholders per common share	$(5.31)	$0.26	$0.14

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended March 31,
	2002	2001	2000
	(In thousands, except per share data)
Diluted Net Income (Loss) Per Common Share Computation
Numerator:
Net income (loss)	$(308,830)	$13,374	$8,767
Accretion of Series C, D and E mandatorily redeemable convertible preferred stock	—	—	(2,538)

Net income (loss) applicable to common stockholders	$(308,830)	$13,374	$6,229

Denominator:
Weighted average number of common shares outstanding during the period	58,190	50,842	44,601
Effect of dilutive securities:
Convertible preferred stock and stock warrants	—	8	532
Stock options and restricted stock	—	5,914	7,137

Total	$58,190	$56,764	$52,270

Diluted net income (loss) applicable to common stockholders per common share	$(5.31)	$0.24	$0.12

The following table presents potentially dilutive securities that are excluded from the diluted net income per share calculation because their effects would be antidilutive:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Preferred stock	$—	$—	$1,593
Stock options and warrants	18,040	606	118

	$18,040	$606	$1,711

Potentially dilutive securities for fiscal year 2002 consist of all stock options and warrants outstanding and are considered antidilutive due to the Company’s loss position.

17.    Pre-Tax Savings Plan

The Company maintains a 401(k) defined contribution benefit plan that covers all eligible domestic employees who have attained 18 years of age and provide at least 20 hours of service per week. This plan allows employees to defer up to 20% of their pretax salary in certain investments at the discretion of the employee. The Company matches a portion of employee contributions. Employer contributions, which may be terminated at the Company’s discretion, were $2.5 million, $1.9 million, and $812,000, during fiscal years 2002, 2001, and 2000, respectively.

18.    Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. Dollars and certain foreign currencies. The Company enters into foreign exchange forward contracts up to one year in duration to reduce its exposure to foreign currency fluctuations involving probable anticipated and current foreign currency exposures. The forward

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts relate primarily to foreign currency denominated revenue transactions. The Company does not enter into derivative financial instruments for trading purposes.

As of March 31, 2002, the Company had open forward contracts in Euros, Singapore Dollars, and Japanese Yen. The forward contracts are accounted for on a marked-to-market basis, with realized and unrealized gains or losses recognized in the Company’s consolidated statements of operations. As of March 31, 2002 and 2001, the notional amount of the forward contracts totaled $12.4 million and $10.8 million, respectively. Market rates as of March 31, 2002 were used to determine the fair value of foreign currency forward contracts.

The table below provides information about the Company’s open forward contracts as of March 31, 2002. The information is provided in U.S. Dollar equivalents and presents the notional amount of the respective forward contracts, their fair value, and the weighted average forward rates in effect as of March 31, 2002:

	Notional Amount	Fair Value	Weighted average forward rates
	(In thousands, except weighted average forward rates)
Euros	$3,525	$51	0.88
Singapore Dollars	651	(1)	1.84
Japanese Yen	8,174	830	118.00

	$12,350	$880

19.    Related Party Transactions

During fiscal years 2002, 2001, and 2000 the Company made loans totaling $14.4 million in aggregate to certain officers and other key employees in conjunction with their hiring and relocation. The aggregate outstanding balance of these loans was $8.3 million as of March 31, 2002 and is recorded as related party loans on the Company’s consolidated balance sheets. The loans bear interest at rates ranging from 2.73% to 6.60% per annum and mature as to both principal and interest between fiscal years 2003 and 2006. At March 31, 2002 and 2001, the stated loan amounts approximated fair value.

Of the total amount of loans outstanding as of March 31, 2002, $8.0 million are full recourse and secured by personal property of the related parties. The principal and accrued interest are due upon maturity of the loan or upon separation from the Company. As of March 31, 2002, the Company had accrued interest receivables of $251,000 relating to the loans.

20.    Segment Reporting and Geographic Information

At March 31, 2002, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers developers and designers to create effective user experiences on the Internet.

Since the merger with Allaire during the fourth quarter of fiscal year 2001, the Company has realigned its products into two main product lines: Software Tools and Server Software. Training and other miscellaneous revenues are included in other net revenues. The Company’s chief executive officer is the chief operating decision maker and evaluates operating segment performance based on net revenues and total operating expenses of the Software segment.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Enterprise-wide net revenues by product line for fiscal years 2002 and 2001 are disclosed in the following table. Information for the year ended March 31, 2000 is not disclosed, as it is impracticable to do so.

Net revenues	Software Tools	Server Software	Atom- Shockwave	Other	Total
	(In thousands)
Year Ended March 31, 2002	$242,528	$60,098	$—	$22,168	$324,794
Year Ended March 31, 2001	$338,257	$2,422	$13,166	$35,755	$389,600

Prior to the fourth quarter of fiscal year 2001, the Company’s operations consisted of a second business segment, AtomShockwave, which designs, develops and markets aggregated content to provide online entertainment on the Web (see Note 8). The Company had intersegment transactions of $0, $2.2 million, and $0 for fiscal years 2002, 2001, and 2000, respectively. These intersegment transactions represent royalty revenues paid by AtomShockwave.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment data for fiscal years 2002, 2001, and 2000 are shown in the following:

	Software	Atom- Shockwave(1)	Total
	(In thousands)
Years Ended March 31,
2002
Net revenues	$324,794	$—	$324,794
Cost of revenues(2)	42,484	—	42,484

Gross margin	282,310	—	282,310
Direct operating expenses(2)	323,835	—	323,835
Restructuring and certain non-cash charges(2)	197,041	—	197,041

Total operating loss	$(238,566)	$—	$(238,566)

Total assets	$517,838	$—	$517,838

2001
Net revenues	$376,434	$13,166	$389,600
Cost of revenues	40,680	1,718	42,398

Gross margin	335,754	11,448	347,202
Direct operating expenses	265,982	36,141	302,123
Acquisition related expenses and certain non-cash charges	33,066	5,580	38,646

Total operating income (loss)	$36,706	$(30,273)	$6,433

Total assets	$785,673	$—	$785,673

2000
Net revenues	$255,941	$8,218	$264,159
Cost of revenues	27,725	1,104	28,829

Gross margin	228,216	7,114	235,330
Direct operating expenses	177,498	25,856	203,354
Acquisition related expenses and certain non-cash charges	13,882	9,718	23,600

Total operating income (loss)	$36,836	$(28,460)	$8,376

Total assets	$285,701	$53,658	$339,359

(1)	Due to the deconsolidation of AtomShockwave during the quarter ended March 31, 2001, only nine months of operating results have been included during fiscal year 2001.

(2)
The Company allocated non-cash compensation during fiscal year 2002 to cost of revenues, sales and marketing, research and development, and general and administrative expenses. Accordingly, $689,000 of non-cash compensation from these administrative functions is included in restructuring and certain non-cash charges.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating income (loss) for the periods shown is reconciled to the consolidated income (loss) before taxes as follows:

	Years ended March 31,
	2002	2001	2000
	(In thousands)
Total operating income (loss)	$(238,566)	$6,433	$8,376
Other income (expense)	(67,998)	342	6,187
Minority interest	—	15,336	6,179

Income (loss) before taxes	$(306,564)	$22,111	$20,742

The Company’s operations outside the United States consist of wholly owned subsidiaries in Japan, United Kingdom, The Netherlands, France, Germany, Sweden, Belgium, Italy, Brazil, Australia, Hong Kong, Singapore, Republic of Korea, Canada, and a representative office in India. Domestic operations are responsible for the design and development of all products, as well as product distribution in North and South America, while the international operations are responsible for product distribution everywhere else. Net revenues are attributed to each region based on the location of the customer. Outside of the United States, no other individual country contributed more than 10% of total net revenues during fiscal years 2002, 2001, and 2000. Additionally, other than the United States, no individual country’s net revenues or assets comprised more than 10% of the Company’s total net revenues or assets, respectively, as of March 31, 2002, 2001, and 2000. The following is a summary of net revenues and identifiable assets by geographic areas:

	Years Ended March 31,
	2002	2001	2000
	(In thousands)
Net Revenues:
North America	$195,143	$221,547	$156,494
Europe	77,874	102,178	71,324
Japan	23,282	30,974	19,540
All Other	28,495	34,901	16,801

	$324,794	$389,600	$264,159

Identifiable Assets:
North America	$453,924	$713,981	$315,484
Europe	57,954	129,546	80,100
All Other	6,202	4,314	3,123
Eliminations	(242)	(62,168)	(59,348)

	$517,838	$785,673	$339,359

Long-lived assets:
United States	$289,080	$510,831	$77,302
International	3,756	4,882	1,089

	$292,836	$515,713	$78,391

21.    Subsequent Events

On May 2, 2002, a jury in the Company’s Adobe litigation determined that the Company willfully infringed Adobe’s ‘528 patent and that the ‘528 patent was valid. The jury awarded a judgment for damages of $2.8 million to Adobe. Adobe has also claimed that Macromedia Flash MX, Macromedia Dreamweaver MX, and

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Macromedia Fireworks MX software products infringe the ‘528 patent. The court has ordered a separate trial of Adobe’s claims relating to these software products but has not yet set a date for the trial. The Company intends to vigorously defend against Adobe’s claims relating to its Macromedia Flash MX, Macromedia Dreamweaver MX, and Macromedia Fireworks MX software products. The Company’s March 31, 2002 consolidated financial statements reflect the charge of $2.8 million in damages awarded to Adobe in accordance with SFAS No. 5, Accounting for Contingencies. In addition, the Company recorded $100,000 related to the settlement of an unrelated litigation, which also existed at March 31, 2002. The awarded damages are included as a component of other income (expense) on the Company’s consolidated statements of operations and in accrued liabilities in its consolidated balance sheets. Accordingly, the Company’s statements of operations and consolidated balance sheets for the fiscal year ended March 31, 2002 differs from those previously announced in its press release issued on April 24, 2002.

On May 10, 2002, a jury in the Company’s counterclaims for infringement of the ‘443, ‘998, and ‘969 patents found that Adobe willfully infringed those patents and that all but the ‘998 patent were valid. The jury awarded damages of $4.9 million to the Company. The Company intends to seek to set aside the invalidity determination as to the ‘998 patent. In addition, issues relating to each party’s equitable defenses and claims for enhanced damages and attorneys’ fees remain to be resolved by the court, as do the parties’ respective post-trial motions. The Company will record the gain from the judgment in its consolidated financial statements during the period that the amount becomes known and is realizable in accordance with SFAS No. 5.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Quarterly Results and Stock Market Data (unaudited)

Summarized quarterly financial information for fiscal years 2002 and 2001 is as follows:

	Quarter Ended
	June 30	September 30	December 31	March 31**
Fiscal years
2002
Net revenues	$88,743	$87,086	$73,316	$75,649
Gross profit	77,606	77,199	61,844	65,599
Operating loss	(82,301)	(34,482)	(42,122)	(79,661)
Net loss**	(111,774)	(70,704)	(42,937)	(83,415)
Net loss applicable to common stockholders	(111,774)	(70,704)	(42,937)	(83,415)
Net loss applicable to common stockholders per common share—basic **	(1.94)	(1.22)	(0.74)	(1.42)
Net loss applicable to common stockholders per common share—diluted **	(1.94)	(1.22)	(0.74)	(1.42)
Closing common stock price range:
High	$26.58	$18.07	$27.17	$22.00
Low	$13.50	$11.48	$11.62	$13.39

2001
Net revenues	$94,764	102,421	$103,338	$89,077
Gross profit	84,653	90,032	93,601	78,916
Operating income (loss)	8,038	5,792	10,832	(18,229)
Net income (loss)	12,007	10,312	12,829	(21,774)
Net income (loss) applicable to common stockholders	12,007	10,312	12,829	(21,774)
Net income (loss) applicable to common stockholders per common share—basic	0.24	0.20	0.25	(0.42)
Net income (loss) applicable to common stockholders per common share—diluted	0.21	0.18	0.23	(0.42)
Closing common stock price range:
High	$114.56	$118.48	$84.56	$60.98
Low	$44.81	$56.94	$58.19	$14.38

**
Included in litigation settlements is $2.8 million in damages awarded to Adobe and $100,000 settlement in May 2002 related to a separate legal matter. In accordance with SFAS No. 5, Accounting for Contingencies, these awards have been reflected in the Company’s consolidated financial statements at March 31, 2002. Accordingly, the Company’s consolidated financial statements differ from those previously announced in its press release on April 24, 2002. (See Note 21)

Macromedia’s stock is traded on the Nasdaq stock exchange under the symbol “MACR”. The Company has not paid any cash dividends and does not currently have plans to do so in the foreseeable future. The Company’s closing stock price was $21.66 on May 8, 2002 and there were 458 stockholders of record as of that date, excluding stockholders whose shares were held in nominee or street name by brokers.

MACROMEDIA, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions— Provision	Deductions, Returns, and Write Offs	Balance at end of period
	(In thousands)
Allowance for Doubtful Accounts
Year ended March 31, 2002	$1,531	$3,919	$1,944	$3,506
Year ended March 31, 2001	1,659	812	940	1,531
Year ended March 31, 2000	1,122	801	264	1,659

Allowance for Sales Returns
Year ended March 31, 2002	$11,899	$26,069	$27,760	$10,208
Year ended March 31, 2001	9,221	23,323	20,645	11,899
Year ended March 31, 2000	8,477	14,385	13,641	9,221