Form 10-Q
period 2002-06-30
MACROMEDIA INC
filed 2002-08-14
CIK 913949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File No. 000-22688

MACROMEDIA, INC.
(A Delaware Corporation)

I.R.S. Employer Identification No. 94-3155026

600 Townsend Street
San Francisco, California 94103
(415) 252-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 59.8 million shares of Common Stock, $0.001 par value per common share, outstanding on July 22, 2002.

MACROMEDIA, INC. AND SUBSIDIARIES

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2002	March 31, 2002
ASSETS

Current assets:

Cash and cash equivalents	$96,250	$66,874

Short-term investments	72,952	95,097

Total cash, cash equivalents and short-term investments	169,202	161,971

Accounts receivable, net	38,304	24,181

Prepaid expenses and other current assets	27,268	30,545

Total current assets	234,774	216,697

Related party loans	8,409	8,305

Fixed assets, net	46,727	49,189

Intangible assets, net	223,215	226,579

Restricted cash	10,922	11,409

Other non-current assets	4,751	5,659

Total assets	$528,798	$517,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,039	$6,719

Accrued liabilities	59,611	56,082

Accrued restructuring, current	10,789	12,224

Unearned revenues	29,716	24,791

Total current liabilities	107,155	99,816

Accrued restructuring, non-current	28,772	30,809

Other non-current liabilities	6,499	6,492

Total liabilities	142,426	137,117

Stockholders’ equity:

Common stock and additional paid-in capital, par value $0.001 per common share; 200,000 shares authorized; 61,601 and 60,987 shares issued at June 30, 2002 and March 31, 2002, respectively	743,612	734,816

Treasury stock at cost; 1,818 common shares at June 30, 2002 and March 31, 2002	(33,649)	(33,649)

Deferred stock compensation	(182)	(281)

Accumulated other comprehensive loss	(1,418)	(158)

Accumulated deficit	(321,991)	(320,007)

Total stockholders’ equity	386,372	380,721

Total liabilities and stockholders’ equity	$528,798	$517,838

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2002	2001

Net revenues	$83,689	$88,743

Cost of revenues	10,506	11,137

Gross profit	73,183	77,606

Operating expenses:

Sales and marketing	37,378	48,621

Research and development	26,372	29,946

General and administrative	10,613	12,736

Restructuring expenses	—	39,539

Amortization of intangible assets	3,364	29,065

Total operating expenses	77,727	159,907

Operating loss	(4,544)	(82,301)

Other income (expense):

Interest income and other, net	1,148	2,826

Loss on investments	(803)	(6,683)

Loss on equity affiliate	—	(26,861)

Litigation settlements	2,822	—

Total other income (expense)	3,167	(30,718)

Loss before income taxes	(1,377)	(113,019)

Provision (benefit) for income taxes	607	(1,245)

Net loss	$(1,984)	$(111,774)

Net loss per common share:

Basic and diluted	$(0.03)	$(1.94)

Weighted average common shares outstanding used in calculating net loss per common share:

Basic and diluted	59,550	57,522

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Cash flows from operating activities:

Net loss	$(1,984)	$(111,774)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	7,974	41,801

Deferred income taxes	—	(2,198)

Impairment of long-lived assets	—	13,062

Loss on investments	803	6,683

Loss on equity affiliate	—	26,861

Change in operating assets and liabilities:

Accounts receivable, net	(14,123)	7,358

Prepaid expenses and other current assets	3,742	1,853

Accrued liabilities and payables	2,558	(16,965)

Accrued restructuring	(3,472)	21,880

Unearned revenues	4,925	857

Net cash provided by (used in) operating activities	423	(10,582)

Cash flows from investing activities:

Capital expenditures	(2,342)	(10,357)

Purchases of available-for-sale short-term investments	(13,566)	(26,057)

Maturities and sales of available-for-sale short-term investments	35,536	35,917

Purchases of investments	—	(2,995)

Release (deposits) of restricted cash	487	(2,207)

Other, net	43	(785)

Net cash provided by (used in) investing activities	20,158	(6,484)

Cash flows from financing activities:

Proceeds from issuance of common stock	8,795	3,113

Net cash provided by financing activities	8,795	3,113

Net increase (decrease) in cash and cash equivalents	29,376	(13,953)

Cash and cash equivalents, beginning of period	66,874	116,507

Cash and cash equivalents, end of period	$96,250	$102,554

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

2.	Basis of Presentation

The condensed consolidated financial statements at June 30, 2002 and March 31, 2002 and for the quarters ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of Macromedia’s condensed consolidated financial position, operating results, and cash flows for the interim periods. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2002. The results of operations for the quarter ended June 30, 2002 are not necessarily indicative of the results for the fiscal year ending March 31, 2003 or any other future periods.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 applies to all long-lived assets (including discontinued operations). SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

3.	Investments

The Company has historically held non-marketable investments in the preferred stock of certain companies that are accounted for on the cost basis. Impairment losses are recognized on these investments when the Company determines that there has been a decline in the carrying amount of the investment that is other than temporary. During the quarters ended June 30, 2002 and 2001, the Company recorded impairment losses on these cost basis investments of $400,000 and $6.7 million, respectively. These losses represented write offs or write downs of the carrying amount of these investments and were determined after considering, among other factors, the inability of the investee to obtain additional private financing, the suspension of an investee’s current

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations, and the uncertain financial conditions of the investees. At June 30, 2002, the Company did not have any remaining cost basis investments recorded on its condensed consolidated balance sheet.

During the quarters ended June 30, 2002 and 2001, the Company held marketable common stock in two companies classified as available-for-sale investments. During the current quarter, the Company wrote off one of these investments, which resulted in a charge of approximately $403,000. The write off resulted from the severe and continued decline in the investee’s common stock price, viewed by the Company as other than temporary. At June 30, 2002, the Company continued to hold shares of marketable common stock in both investees.

4.	Investment in Equity Affiliate

During the quarter ended June 30, 2001, Macromedia recorded a loss of approximately $5.8 million from its equity affiliate, AtomShockwave, reflecting the Company’s share of AtomShockwave’s losses for the three months ended March 31, 2001. The Company accounts for its share of AtomShockwave’s losses on a 90-day lag due to AtomShockwave’s inability to provide timely financial statements. In June 2001, AtomShockwave announced a restructuring plan, which included significant staff reductions and the closure of several offices to enable the company to operate within its then existing funding. As a result, at June 30, 2001 Macromedia reviewed the carrying amount of its investment in AtomShockwave, resulting in the write down of the Company’s investment by approximately $20.8 million and the write off of certain receivables totaling approximately $344,000. The Company’s recognition of its share of AtomShockwave’s losses, write down of its investment, and write off of certain receivables were recorded as a loss on equity affiliate in its statement of operations.

During the quarter ended September 30, 2001, the Company recorded a loss of $8.4 million, representing its share of AtomShockwave’s losses for the three months ended June 30, 2001. The Company again reviewed its investment balance in AtomShockwave due to the continued general economic slow-down and the conclusion of AtomShockwave’s restructuring plans, resulting in the write off of its remaining investment balance of $790,000. As a result, the Company’s investment balance since September 30, 2001 has been zero. Accordingly, the Company has not recognized its share of AtomShockwave’s losses since September 30, 2001, although it held approximately 40% of the outstanding voting shares of AtomShockwave at June 30, 2002.

5.	Intangible Assets

On April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for determining impairment of intangible assets. As a result of adopting this standard, the Company no longer amortizes goodwill, which had a net book value of $198.9 million at both June 30, 2002 and March 31, 2002, and includes $15.8 million in assembled workforce that was reclassified to goodwill upon adoption. However, under SFAS No. 142 the Company will continue to amortize its other intangible assets with estimated useful lives, which resulted in amortization charges of $3.4 million during the current quarter.

SFAS No. 142 also requires the Company to perform a transitional impairment test by assessing the fair value and recoverability of its goodwill upon adoption and at least once a year prospectively. The Company currently operates in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires the Company to assess whether goodwill should be allocated to operating levels lower than its Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. Currently, the Company does not have any reporting units lower than its Software segment that meet the criteria set forth in SFAS No. 142.

During the quarter ended June 30, 2002, the Company completed its transitional impairment test, which did not result in an impairment of goodwill. The Company will prospectively assess the fair value and recoverability of its goodwill at the end of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated under SFAS No. 142.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 30, 2002 and March 31, 2002, intangible assets, consisted of the following:

	June 30, 2002			March 31, 2002
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
	(In thousands)
Amortizable Intangible Assets:
Developed technology	$34,000	$(14,502)	$19,498	$34,000	$(11,668)	$22,332
Trade name, trademark, and other intangible assets technology	7,762	(2,954)	4,808	7,762	(2,424)	5,338

	41,762	(17,456)	24,306	41,762	(14,092)	27,670
Unamortizable Intangible Assets:
Goodwill	198,909	—	198,909	278,747	(95,601)	183,146
Assembled workforce (1)	—	—	—	24,000	(8,237)	15,763

	198,909	—	198,909	302,747	(103,838)	198,909

	$240,671	$(17,456)	$223,215	$344,509	$(117,930)	$226,579

(1)	The assembled workforce balance of $15.8 million at March 31, 2002 was reclassified to goodwill effective April 1, 2002, as required by SFAS No. 142.

Amortization expense for the quarters ended June 30, 2002 and 2001 was $3.4 million and $29.1 million, respectively. The following table presents the estimated aggregate amortization expense for each of the five succeeding fiscal years for amortizable intangible assets that existed at June 30, 2002:

Amortization Expense
(In thousands)
Years ending March 31,
Remainder of 2003	$10,092
2004	13,064
2005	452
2006	452
2007	246

The following table presents the impact of adopting SFAS No. 142 on net loss and net loss per common share as if SFAS No. 142 had been in effect throughout the quarter ended June 30, 2001:

	Three Months Ended June 30,
	2002	2001
	(In thousands, except per share data)
Net loss—as reported	$(1,984)	$(111,774)

Adjustments:
Amortization of goodwill	—	26,935
Amortization of assembled workforce	—	2,000

Net adjustments	—	28,935
Net loss—as adjusted	$(1,984)	$(82,839)

Basic and diluted net loss per common share—as reported	$(0.03)	$(1.94)

Basic and diluted net loss per common share—as adjusted	$(0.03)	$(1.44)

Weighted average common shares outstanding
Basic and diluted	59,550	57,522

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Accrued Restructuring

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with the March 2001 merger with Allaire Corporation (“Allaire”) and to better align its cost structure with the weaker business environment. During fiscal year 2002, the Company recorded restructuring expenses totaling $81.8 million, of which $39.5 million was recorded during the quarter ended June 30, 2001.

Accruals associated with the fiscal year 2002 restructuring were recorded in accordance with Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Details of the restructuring accrual balances, cash payments, and restructuring adjustments recorded during the current quarter are presented in the following table:

	Accrual Balance at March 31, 2002	Cash Payments	Restructuring Adjustments	Accrual Balance at June 30, 2002
	(In thousands)
Facilities	$41,988	$(2,958)	$—	$39,030
Severance and related costs	1,017	(514)	—	503
Other costs	28	—	—	28

	$43,033	$(3,472)	$—	$39,561

Accrual balances at June 30, 2002 associated with facilities primarily represented the estimated future costs of 20 facilities to either cancel or vacate operating leases as well as demise and tenant improvement costs to sub-lease these facilities, net of deferred rent previously recorded by the Company. The inclusion of these costs in the restructuring was a result of staff reductions and changes in the Company’s business. The Company expects to make future facility rent payments, net of sub-lease income, on its contractual lease obligations for these facilities through fiscal year 2011. These net payments will be recorded as a reduction to the Company’s restructuring accrual.

Under the fiscal year 2002 restructuring, the Company had workforce reductions whereby it terminated approximately 330 employees, primarily in North America and the United Kingdom, impacting all of Macromedia’s business functions. The expenses included severance, fringe benefits, and job placement costs. The accrual balance at June 30, 2002 included ongoing scheduled fringe benefit payments for these former employees. The Company expects to be substantially complete with these payments in fiscal year 2003.

7.	Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. Dollars and certain foreign currencies, predominantly the Euro and Japanese Yen. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. Effective February 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption, the Company did not designate any forward contracts as SFAS No. 133 hedges and did not record any transition adjustments.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Hedging.    The Company sells products internationally in foreign currencies, and recognizes expenses in foreign currencies to support those revenues. In fiscal year 2003, the Company began designating and documenting forward contracts related to forecasted transactions as cash flow hedges, and as a result, the Company began applying hedge accounting for these contracts. The critical terms of the forward contracts and the underlying transactions are matched at inception, and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges accumulated in other comprehensive income (“OCI”). The Company records any ineffective portion of the hedging instruments in other income (expense) on its condensed consolidated statements of operations, which was immaterial during the first quarter of fiscal year 2003. When the forecasted transactions impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from OCI to other income (expense) at that time. All values reported in OCI at June 30, 2002 will be reclassified to earnings in eight months or less. At June 30, 2002, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

The following table depicts cash flow hedge accounting activity as a component of OCI for the quarter ended June 30, 2002:

(In thousands)
Balance at March 31, 2002	$—
Net loss on cash flow hedges	(1,493)
Reclassifications to net revenues	(4)
Reclassifications to operating expenses	8

Balance at June 30, 2002	$(1,489)

Balance Sheet Hedging.    The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. The objective of the Company’s hedging program is to reduce the impact of fluctuations in foreign currency exchange rates on reported earnings and cash flows. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement of gains and losses recorded on identified foreign currency denominated assets and liabilities. At June 30, 2002, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

8.	Comprehensive Loss

Comprehensive loss consists of net loss from operations, unrealized gains and losses on short-term investments classified as available-for-sale, and unrealized gains and losses associated with the Company’s cash flow hedges. The following table sets forth the calculation of comprehensive loss, net of tax:

	Three Months Ended June 30,
	2002	2001
	(In thousands)
Net loss	$(1,984)	$(111,774)
Unrealized gain on securities	229	318
Unrealized loss from cash flow hedges	(1,489)	—

Comprehensive loss	$(3,244)	$(111,456)

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the treasury stock method by dividing net loss for the period by the weighted average number of potentially dilutive common shares from options and warrants to purchase common stock.

The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,
	2002	2001
	(In thousands, except per share data)
Basic and Diluted Net Loss Per Common Share Computation:
Numerator:
Net loss	$(1,984)	$(111,774)

Denominator:
Weighted average number of common shares outstanding	59,550	57,522

Basic and diluted net loss per common share	$(0.03)	$(1.94)

The table below presents potentially dilutive securities that are excluded from the diluted net loss per common share calculation because their effects would be antidilutive. Potentially dilutive securities for the quarters ended June 30, 2002 and 2001 consist of all stock options and warrants outstanding and are considered antidilutive due to the Company’s loss position.

	Three Months Ended June 30,
	2002	2001
	(In thousands)
Antidilutive securities	17,677	9,148

10.	Segments of an Enterprise and Related Information

At June 30, 2002 and 2001, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers developers and designers to create effective user experiences on the Internet. The Company’s chief executive officer is the chief operating decision maker and evaluates operating segment performance based on the net revenues and total operating expenses of the Software segment. As such, the Company’s Software segment performance reflects the Company’s condensed consolidated statements of operations for the quarters ended June 30, 2002 and 2001.

The Company currently has two main product lines within its Software segment: Software Tools and Server Software. Training, maintenance, and other miscellaneous products revenues are included in other net revenues.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Enterprise-wide net revenues by product line for the quarters ended June 30, 2002 and 2001 are disclosed in the following table:

Net Revenues	Software Tools	Server Software	Other	Total
	(In thousands)
Three Months Ended
June 30, 2002	$66,946	$12,455	$4,288	$83,689
Three Months Ended
June 30, 2001	$65,180	$17,754	$5,809	$88,743

11.	Commitments and Contingencies

Macromedia’s principal commitments at June 30, 2002 consisted of obligations under operating leases for facilities, technology license agreements, and letter of credit arrangements.

Leases.    The Company leases office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, Macromedia sub-leases certain office space that is not currently occupied by the Company.

Royalties.    The Company has entered into license agreements with third parties whose products or technologies are embedded in its software products. These license agreements generally provide for either fixed annual payments or royalties on a per-unit basis.

Letters of Credit and Restricted Cash.    The Company held letters of credit from financial institutions totaling approximately $12.3 million and $12.7 million at June 30, 2002 and March 31, 2002, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. The Company pledged as security in trust for certain of the letters of credit approximately $10.9 million and $11.4 million of cash at June 30, 2002 and March 31, 2002, respectively. These funds were invested in a certificate of deposit and are classified as non-current restricted cash on the Company’s condensed consolidated balance sheets.

Legal.     On July 17, 2002, Macromedia and Adobe Systems, Inc. (“Adobe”) entered into a settlement agreement (the “Settlement Agreement”) that resolved certain patent litigation pending between them. The history of the litigation is as follows: On August 10, 2000, Adobe filed suit against Macromedia in the United States District Court for the District of Delaware (Case No. 00-743-JJF). On September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleged that certain of the Company’s products infringe U.S. Patents Nos. 5,546,528 and 6,084,597. On September 27, 2000, the Company answered the first amended complaint by denying the allegations and filing counterclaims against Adobe seeking a declaration that Adobe’s patents are invalid and unenforceable, and alleging infringement of three of its patents. In particular, the Company alleged infringement of U.S. Patent No. 5,467,443 (“the ‘443 patent”) by at least the Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 (“the ‘998 and ‘969 patents”) by the Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations of the Company’s counterclaims. On March 28, 2002, Adobe’s claims relating to U.S. Patent No. 6,084,597 were dismissed by stipulation.

Trial on Adobe’s remaining claims relating to U.S. Patent No. 5,546,528 (“the ‘528 patent”) was held on April 29, 2002 through May 2, 2002. On May 2, 2002, the jury in that trial found that Macromedia willfully infringed Adobe’s ‘528 patent, that the ‘528 patent was valid, and awarded damages of $2.8 million to Adobe. Adobe has also claimed that Macromedia Flash MX software product infringes the ‘528 patent. The Court has ordered a separate trial of Adobe’s claims relating to the Company’s Macromedia Flash MX software product but has not yet set a date for the trial. Trial on the Company’s counterclaims for infringement of the ‘443, ‘998, and ‘969 patents then proceeded before a separate jury on May 6, 2002 through May 10, 2002. On May 10, 2002, the

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

jury found that Adobe willfully infringed Macromedia’s patents and that all but the ‘998 patent were valid. The jury awarded damages of $4.9 million to the Company. The Court subsequently set aside the jury’s invalidity determination as to the ‘998 patent. Pursuant to the Settlement Agreement, each of such Adobe claims and Macromedia claims noted above will be dismissed with prejudice. Accordingly, the Company’s condensed consolidated financial statements during the current quarter reflect the reversal of the $2.8 million in damages originally recorded on its March 31, 2002 consolidated financial statements in accordance with SFAS No. 5, Accounting for Contingencies.

On October 19, 2001, the Company filed suit in the United States District Court for the Northern District of California in San Francisco against Adobe (Case No. C01-3940-SI). In that suit, the Company alleges that certain of Adobe’s products, including Adobe’s GoLive and Photoshop software, infringe U.S. Patent No. 5,845,299 (“the ‘299 patent”), entitled “Draw-based Editor for Web Pages,” and that certain of Adobe’s products, including GoLive, infringe U.S. Patent No. 5,911,145 (“the ‘145 patent”), entitled “Hierarchical Structure Editor for Websites”. The complaint further alleges that Adobe has been on notice of these patents since 1999, and that its infringement has been willful. Pursuant to the Settlement Agreement, the Company’s claims relating to the ‘299 patent and the ‘145 patent will be dismissed with prejudice.

On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its merger with Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001, which asserted similar claims on behalf of a putative class of stockholders who purchased Allaire stock between December 7, 1999 and September 18, 2000. On June 19, 2002 the Court denied defendants’ motion to dismiss the amended complaint.

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

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Subsequent Events

Subsequent to the Company’s press release issued on July 17, 2002 announcing its unaudited financial results, information became available to the Company concerning two separate sets of facts and circumstances that, consistent with its policy of accounting for subsequent events, resulted in the unaudited condensed consolidated financial statements for the quarter ended June 30, 2002, included in this Quarterly Report on Form 10-Q, to differ from the July 17, 2002 press release: (i) the Company entered into a Settlement Agreement with Adobe on July 29, 2002 whereby the outstanding claims of both parties were dismissed with prejudice. Accordingly, the Company’s condensed consolidated financial statements during the quarter ended June 30, 2002 reflect the reversal of the $2.8 million in damages originally awarded to Adobe and recorded as an accrued liability in the fiscal year 2002 consolidated financial statements; (ii) The Company determined that its results for the current period announced on July 17, 2002, included net revenues of approximately $496,000 which have subsequently been recorded as unearned revenues in the accompanying unaudited condensed consolidated financial statements as of June 30, 2002. These unearned revenues will be recognized as net revenues in subsequent periods upon satisfaction of the Company’s revenue recognition policy requirements.

MACROMEDIA, INC. AND SUBSIDIARIES

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical financial information contained herein, the matters discussed in this Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties, and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) those risks and uncertainties identified under “Risk Factors that May Affect Future Results of Operations”, and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Macromedia, Inc. provides software that empowers developers and designers to create effective user experiences on the Internet. Our integrated family of technologies enables the development of a wide range of Internet solutions including Websites, rich media content, and Internet applications across multiple platforms and devices. At June 30, 2002 and 2001, we operated in one business segment, the Software segment. As such, our Software segment performance reflects Macromedia’s condensed consolidated statements of operations for the quarters ended June 30, 2002 and 2001.

During the first quarter of fiscal year 2003, we launched our MX family of products: Macromedia MX Studio; Macromedia Dreamweaver MX; Macromedia ColdFusion MX; and Macromedia Fireworks MX. We previously released Macromedia Flash MX during March 2002. Our MX strategy provides an integrated family of client, tool, and server technologies. Shipments of these products during the current quarter began in early June 2002 for English and in late June 2002 for the German and French releases. We anticipate shipping the remaining foreign language versions of these products during fiscal year 2003. The following table represents the core products in each of our main product lines:

Software Tools	Server Software
Macromedia Dreamweaver MX	Macromedia ColdFusion MX
Macromedia Flash MX	Macromedia JRun Server
Macromedia Fireworks MX
Macromedia FreeHand
Director Shockwave Studio

During the quarter ended June 30, 2002, our business continued to be affected by the adverse worldwide economic conditions, as well as the worldwide reduction in information technology (“IT”) and Web developer spending. Accordingly, throughout the current quarter we continued our focus on controlling costs and realizing the cost reduction benefits from our fiscal year 2002 restructuring. As a result, our spending declined during the current quarter as compared to the first quarter of fiscal year 2002. For the foreseeable future, we anticipate focusing significant efforts on ensuring our cost structure is in line with the business environment.

MACROMEDIA, INC. AND SUBSIDIARIES

Critical Accounting Policies

We make certain estimates, assumptions, and judgments when preparing our condensed consolidated financial statements. These estimates, assumptions, and judgments can have a significant impact on our condensed consolidated financial statements including: the value of certain assets and liabilities on our condensed consolidated balance sheets as well as the amounts of net revenues; operating loss; and net loss on our condensed consolidated statements of operations. We have identified the following to be critical accounting policies to Macromedia: allowance for sales returns; restructuring expenses and related accruals; and impairment assessments on certain intangible assets.

Allowance for sales returns.    We sell our products through a worldwide network of distributors, value-added resellers (“VARs”), our own sales force and Websites, and to original equipment manufacturers (“OEMs”). In addition, we derive revenues from software maintenance and technology licensing agreements.

The primary sales channels into which we sell our products throughout the world are a network of distributors and VARs. Agreements with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. As part of our revenue recognition practices, we have established an allowance for sales returns based upon future estimated returns. Product returns are recorded as a reduction of revenues and as a reduction of our accounts receivable on our condensed consolidated balance sheets.

We review our allowance for sales returns on an ongoing basis. In estimating our allowance for sales returns, we evaluate the following factors:

•	Historical product returns and inventory levels on a product-by-product basis, for each of our primary sales regions;

•	Current inventory levels and sell through data on a product-by-product basis as reported to us by our distributors worldwide on a weekly or monthly basis;

•
Our demand forecast by product in each of our principle geographic markets, which is impacted by our product release schedule, seasonal trends, analyses developed by our internal sales and marketing organizations, and analysis of third party market data;

•	General economic conditions in the markets we serve; and

•	Trends in our accounts receivable.

In general, we would expect product returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and VARs seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and VARs would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end-user demand. As a result of the recent launch of the Macromedia MX family of products, the aggregate value of product inventory held by our distributors increased at June 30, 2002 as compared to March 31, 2002.

In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and VARs in order to maintain inventory levels deemed by management to be appropriate. We generally estimate our allowance for sales returns to maintain channel inventory levels between four to eight weeks of expected sales by our distributors and VARs, based on the

MACROMEDIA, INC. AND SUBSIDIARIES

criteria noted above. Accordingly, actual product returns may differ from our estimates and may have a material adverse effect on our net revenues and consolidated results of operations in future periods due to factors including, but not limited to, market conditions and product release cycles. At June 30, 2002, our channel inventory, net of related reserves, remained within this estimated channel inventory range noted above.

Restructuring expenses and related accruals.    In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with the March 2001 merger with Allaire Corporation (“Allaire”) and to better align our cost structure with the weaker business environment. During fiscal year 2002, we recorded restructuring expenses totaling $81.8 million, of which $39.5 million was recorded during the quarter ended June 30, 2001.

During fiscal year 2002, we restructured over 450,000 square feet of facility space under our operating leases and recorded restructuring expenses and accruals that consisted primarily of the following: expenses for canceling or vacating facility operating leases as a result of staff reductions and changes in our business; demise and tenant improvement costs to sub-lease these facilities; writing off the unamortized cost of abandoned fixed assets; employee termination and severance costs; and certain other related costs. Our restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which was provided by third parties. These estimates include: facility exit costs such as demise and lease termination costs; timing and market conditions of rental payments and sub-lease income, which extend through fiscal year 2011; and any fees associated with our restructuring expenses, such as brokerage fees.

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, market data in order to estimate the likelihood, timing, term, and lease rates to be realized from potential sub-leases of canceled or vacated facility operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control, and include: future real estate conditions and our ability to successfully work with commercial real estate brokers to market and sub-lease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts; San Francisco, California; Richardson, Texas; and Minneapolis, Minnesota; the financial condition of potential sub-lessees and their ability to meet the financial obligations throughout the term of any sub-lease agreement; and estimated costs associated with canceling or vacating such facility leases. Actual results may differ significantly from our estimates, and as such, may require adjustments to our restructuring accrual and operating results in future periods. At June 30, 2002, there were no material changes in market conditions or assumptions used in the evaluation of our restructuring accruals when compared to factors evaluated at March 31, 2002. Accordingly, no adjustments were made to our restructuring accrual as of June 30, 2002.

Impairment assessments on certain intangible assets.    On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for determining impairment of intangible assets. As a result of adopting this standard, we no longer amortize goodwill, which had a net book value of $198.9 million at both June 30, 2002 and March 31, 2002, and includes $15.8 million in assembled workforce that was reclassified to goodwill upon adoption. However, under SFAS No. 142 we will continue to amortize our other intangible assets with estimated useful lives, which resulted in amortization charges of $3.4 million during the current quarter.

MACROMEDIA, INC. AND SUBSIDIARIES

The following table summarizes the net book values of our intangible assets and their estimated remaining useful lives at June 30, 2002:

	Net Book Value	Estimated Remaining Useful Life
	(Dollars in millions)
Goodwill	$198.9	Indefinite
Developed technology and trade name	22.4	21 months
Trademark and patents	1.9	51 months

	$223.2

SFAS No. 142 also requires us to perform a transitional impairment test by assessing the fair value and recoverability of our goodwill upon adoption and at least once a year prospectively. We currently operate in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires us to assess whether goodwill should be allocated to operating levels lower than our Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. Currently, we do not have any reporting units lower than our Software segment that meet the criteria set forth in SFAS No. 142.

During the quarter ended June 30, 2002, we completed our transitional impairment test, which did not result in an impairment of goodwill. We will prospectively assess the fair value and recoverability of our goodwill at the end of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated under SFAS No. 142.

We will continue to evaluate whether any event has occurred that might indicate that the carrying value of an intangible asset is not recoverable. Changes in market conditions and other business indicators could give rise to factors that would require us to assess whether any of our intangible assets are impaired. In addition, significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these assets. Possible examples of these events include, but are not limited to: a significant and other than temporary decline in the market value of our common stock; a decrease in the market value of a particular asset; and operating or cash flow losses combined with forecasted future losses. Because a significant amount of our intangible assets represent goodwill and other intangible assets recorded in connection with our March 2001 Allaire merger, any conditions causing a material adverse affect on our sales of related product lines acquired from Allaire could result in significant non-cash operating charges reflecting the write down of such intangible assets to their estimated fair values. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Recent Developments

Subsequent to our press release issued on July 17, 2002 announcing our unaudited financial results, information became available to us concerning two separate sets of facts and circumstances that, consistent with our policy of accounting for subsequent events, resulted in the unaudited condensed consolidated financial statements for the quarter ended June 30, 2002, included in this Quarterly Report on Form 10-Q, to differ from our July 17, 2002 press release: (i) We entered into a Settlement Agreement with Adobe on July 29, 2002 whereby the outstanding claims of both parties were dismissed with prejudice. Accordingly, our condensed consolidated financial statements during the quarter ended June 30, 2002 reflect the reversal of the $2.8 million

MACROMEDIA, INC. AND SUBSIDIARIES

in damages originally awarded to Adobe and recorded as an accrued liability in our fiscal year 2002 consolidated financial statements; (ii) We determined that our results for the current period announced on July 17, 2002, included net revenues of approximately $496,000 which have subsequently been recorded as unearned revenues in the accompanying unaudited condensed consolidated financial statements as of June 30, 2002. These unearned revenues will be recognized as net revenues in subsequent periods upon satisfaction of our revenue recognition policy requirements.

Results of Operations

Net revenues.

(In millions, except percentages)	Three Months Ended June 30,
	2002	2001
Net revenues	$83.7	$88.7
Year-over-year change	(6)%

Net revenues were $83.7 million for the first quarter of fiscal year 2003, a decrease of $5.1 million from the same quarter last year. A combination of the continued overall slowdown in IT and Web developer spending and the relative maturity of several product cycles in anticipation of our MX product launches during the current quarter, contributed to the decline in net revenues compared to the same quarter last year. Our Software Tools, which include our new product releases: Macromedia Flash MX; Macromedia Dreamweaver MX; and Macromedia Fireworks MX as well as our Macromedia Studio MX suite, had net revenues of $66.9 million during the current quarter, an increase of 3% from $65.2 million in net revenues during the first quarter of fiscal year 2002.

The increase in net revenues from our Software Tools during the current quarter was offset by a decline in net revenues from our Server Software products, primarily Macromedia ColdFusion and Macromedia JRun Server. Server Software product revenues decreased to $12.5 million during the current quarter from $17.8 million during the first quarter of fiscal year 2002 due to continued pricing pressures and a very competitive market environment.

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

Net Revenues by Geography

(In millions, except percentages)	Three months ended June 30,
	2002	2001	%change
North America	$53.3	$56.6	(6%)

% of total net revenues	64%	64%

Europe	$20.0	$19.5
Japan	4.2	5.1
All Other	6.2	7.5

International	$30.4	$32.1	(5%)

% of total net revenues	36%	36%

Net revenues	$83.7	$88.7	(6%)

MACROMEDIA, INC. AND SUBSIDIARIES

Due to the continued overall slowdown in IT and Web developer spending, we experienced a decline in revenues across the majority of geographic areas during the first quarter of fiscal year 2003 as compared to the same quarter last year.

North American net revenues decreased by $3.3 million to $53.3 million during the first quarter of fiscal year 2003 from $56.6 million in the same quarter last year. The decrease primarily resulted from lower IT and Web developer spending, the overall weak economy, and the release of the majority of our MX family of products late in the current quarter.

International net revenues decreased by $1.7 million to $30.4 million during the first quarter of fiscal year 2003 from $32.1 million in the same quarter last year. The decrease primarily resulted from the overall weak foreign economic environment as well as lower sales volumes resulting from the expected release of our MX family of products in foreign languages during the remainder of fiscal year 2003. (See “Risk Factors That May Affect Future Results of Operations — Risks Associated With Our International Operations” for additional information).

Cost of revenues.

(In millions, except percentages)	Three Months Ended June 30,
	2002	2001
Cost of revenues	$10.5	$11.1
Year-over-year change	(5)%

Cost of revenues includes cost of materials, assembly and distribution, costs incurred in providing training and technical support to customers and business partners, royalties paid to third parties for the licensing of developed technology, and costs to translate our software into various languages. Cost of revenues were $10.5 million or 13% of net revenues during the first quarter of fiscal year 2003, as compared to $11.1 million or 13% of net revenues during the same quarter last year. Cost of revenues decreased in absolute dollars during the current quarter due to lower product costs and a decrease in training costs as compared to the same quarter last year. These decreases were partially offset by higher inventory obsolescence charges for older products due to the release of our MX family of products during the current quarter.

In the near future, cost of revenues as a percentage of net revenues may be impacted by various items, including but not limited to: the mix of product sales; royalty rates for licensed technology; and the geographic distribution of sales.

Sales and marketing.

(In millions, except percentages)	Three Months Ended June 30,
	2002	2001
Sales and marketing	$37.4	$48.6
Year-over-year change	(23)%

Sales and marketing expenses consist primarily of the following: compensation and benefits; advertising costs including co-marketing development costs, mail order advertising, tradeshow and seminar expenses, and other marketing costs; and allocated costs for our facilities and information technology infrastructure. Sales and marketing expenses were $37.4 million during the first quarter of fiscal year 2003, a decrease of $11.2 million from the $48.6 million of sales and marketing expenses incurred during the same quarter of the prior fiscal year. The decrease resulted from lower compensation charges due to reduced headcount as well as decreased facility

MACROMEDIA, INC. AND SUBSIDIARIES

and IT expenses as a result of cost reductions from our fiscal year 2002 restructuring. Also contributing to the decline were reduced amortization costs related to our Website infrastructure.

In the near future, we expect to continue investing in the sales and marketing of our products as we launch and sell our products, develop market opportunities, and promote our competitive position. Accordingly, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending.

Research and development.

(In millions, except percentages)	Three Months Ended June 30,
	2002	2001
Research and development	$26.4	$29.9
Year-over-year change	(12)%

Research and development expenses consist primarily of compensation and benefits as well as allocated costs for our facilities and information technology infrastructure to support product development. Research and development expenses were $26.4 million during the first quarter of fiscal year 2003, a decrease of $3.5 million from research and development expenses of $29.9 million recorded during the same quarter last year. The decrease was primarily due to reduced allocations related to certain IT infrastructure assets that were fully depreciated in the prior year, and reduced information technology spending.

We have recently released a number of new and upgraded products and intend to continue introducing new and upgraded products throughout fiscal year 2003. We anticipate continuing to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products, and to develop new business opportunities.

General and administrative.

(In millions, except percentages)	Three Months Ended June 30,
	2002	2001
General and administrative	$10.6	$12.7
Year-over-year change	(17)%

General and administrative expenses consist mainly of fees for professional services, compensation and benefits, and allocated costs for our facilities and information technology infrastructure. General and administrative expenses were $10.6 million during the first fiscal quarter of 2003, a decrease of $2.1 million from general and administrative expenses of $12.7 million recorded during the same quarter last year. The decrease resulted from lower compensation charges due to reduced headcount as well as decreased facility and IT expenses as a result of cost reductions from our fiscal year 2002 restructuring. Also contributing to the decline were reduced amortization costs as a result of a revision of the useful life for our Website infrastructure in the first quarter of fiscal year 2002. These decreases were partially offset by increases in fees for professional services, principally legal fees.

Restructuring expenses.    In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with the March 2001 merger with Allaire and to better align our cost structure with the weaker business environment. During fiscal year 2002, we recorded restructuring expenses totaling $81.8 million, of which $39.5 million was recorded during the quarter ended June 30, 2001.

The restructuring expenses recorded in fiscal year 2002 consisted primarily of expenses for canceling or vacating facility operating leases as a result of staff reductions and changes in our business; demise and tenant

MACROMEDIA, INC. AND SUBSIDIARIES

improvement costs to sub-lease these facilities, net of deferred rent previously recorded by Macromedia; writing off the unamortized cost of abandoned fixed assets; employee termination and severance costs; and certain other costs. Our restructuring expenses and accruals involve significant estimates made by management using the best information available at a given point in time, some of which we have obtained and verified through third party advisors. These estimates include: facility exit costs such as demise and lease termination costs; timing and market conditions of rental payments and sub-lease income, which extend through fiscal year 2011; and any fees associated with our restructuring expenses, such as brokerage fees.

At June 30, 2002, we had a restructuring liability balance of $39.6 million, primarily relating to future rent payments, net of estimated sub-lease income, and demise and tenant improvement costs to sub-lease these facilities. We expect to make future facility rent payments, net of sub-lease income, on our contractual lease obligations through fiscal year 2011, which will be recorded as a reduction to our restructuring accrual. Cash payments made during the current quarter primarily relate to lease payments on the restructured facilities. We will continue to assess the accuracy of our accrual on a regular basis and may make adjustments to the accrual based on new information and estimates we obtain. Should facts and circumstances warrant adjustments to our restructuring accrual, our operating results would also be directly affected.

Details of the restructuring accrual balances, cash payments, and restructuring adjustments recorded during the current quarter are presented in the following table:

	Accrual Balance at March 31, 2002	Cash Payments	Restructuring Adjustments	Accrual Balance at June 30, 2002
	(In thousands)
Facilities	$41,988	$(2,958)	$—	$39,030
Severance and related costs	1,017	(514)	—	503
Other costs	28	—	—	28

	$43,033	$(3,472)	$—	$39,561

Amortization of intangible assets.    On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for determining impairment of intangible assets. As a result of adopting this standard, we no longer amortize goodwill, which had a net book value of $198.9 million at both June 30, 2002 and March 31, 2002, and includes $15.8 million in assembled workforce that was reclassified to goodwill upon adoption. However, under SFAS No. 142 we will continue to amortize our other intangible assets with estimated useful lives, which resulted in amortization charges of $3.4 million during the current quarter.

Amortization of intangible assets decreased by $25.7 million to $3.4 million during the first quarter of fiscal year 2003 from $29.1 million during the same quarter last year. The decrease is mainly due to our adoption of SFAS No. 142 on April 1, 2002.

SFAS No. 142 also requires us to perform a transitional impairment test by assessing the fair value and recoverability of our goodwill upon adoption and at least once a year prospectively. We currently operate in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires us to assess whether goodwill should be allocated to operating levels lower than our Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. Currently, we do not have any reporting units lower than our Software segment that meet the criteria set forth in SFAS No. 142.

MACROMEDIA, INC. AND SUBSIDIARIES

During the quarter ended June 30, 2002, we completed our transitional impairment test, which did not result in an impairment of goodwill. We will prospectively assess the fair value and recoverability of our goodwill at the end of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated under SFAS No. 142.

We will continue to evaluate whether any event has occurred that might indicate that the carrying value of an intangible asset is not recoverable. Changes in market conditions and other business indicators could give rise to factors that would require us to assess whether any of our intangible assets are impaired. In addition, significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, would adversely impact the carrying value of these assets. Possible examples of these events include, but are not limited to: a significant and other than temporary decline in the market value of our common stock; a decrease in the market value of a particular asset; and continued operating or cash flow losses combined with forecasted future losses. Because a significant amount of our intangible assets represent goodwill and other intangible assets recorded in connection with our March 2001 Allaire merger, any conditions causing a material adverse affect on our sales could result in significant non-cash operating charges reflecting the write down of such intangible assets to their estimated fair values. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Interest income and other, net.    Interest income and other, net, decreased by $1.7 million from the first quarter of fiscal year 2002 to $1.1 million during the current quarter. Returns from interest-bearing cash, cash equivalents, and short-term investments represent the majority of the activity for the quarters ended June 30, 2002 and 2001. The decline in our interest income and other, net is primarily due to lower yields on our cash, cash equivalent, and short-term investment balances during the first quarter of fiscal year 2003 as compared to the same quarter last year.

Loss on investments.    We have historically held non-marketable investments in the preferred stock of certain companies that are accounted for on the cost basis. Impairment losses are recognized on these investments when we determine that there has been a decline in the carrying amount of the investment that is other than temporary. During the quarters ended June 30, 2002 and 2001, we recorded impairment losses on these cost basis investments of $400,000 and $6.7 million, respectively. These losses represented write offs or write downs of the carrying amount of these investments and were determined after considering, among other factors, the inability of the investee to obtain additional private financing, the suspension of an investee’s current operations, and the uncertain financial conditions of the investees. At June 30, 2002, we did not have any remaining cost basis investments recorded on our condensed consolidated balance sheet.

During the quarters ended June 30, 2002 and 2001, we have held marketable common stock in two companies classified as available-for-sale investments. During the current quarter, we wrote off one of these investments, which resulted in a charge of approximately $403,000. The write off resulted from the severe and continued decline in the investee’s common stock price, viewed by us as other than temporary. At June 30, 2002, we continued to hold shares of marketable common stock in both investees.

Loss on equity affiliate.    During the quarter ended June 30, 2001, we recorded a loss of approximately $5.8 million from our equity affiliate, AtomShockwave, reflecting our share of AtomShockwave’s losses for the three months ended March 31, 2001. We account for our share of AtomShockwave’s losses on a 90-day lag due to AtomShockwave’s inability to provide timely financial statements. In June 2001, AtomShockwave announced a restructuring plan, which included significant staff reductions and the closure of several offices to enable the company to operate within its then existing funding. As a result, at June 30, 2001 we reviewed the carrying

MACROMEDIA, INC. AND SUBSIDIARIES

amount of our investment in AtomShockwave, resulting in the write down of our investment by approximately $20.8 million and the write off of certain receivables totaling approximately $344,000. Macromedia’s recognition of its share of AtomShockwave’s losses, write down of its investment, and write off of certain receivables were recorded as a loss on equity affiliate in its statement of operations.

At June 30, 2002, we do not have any value associated with our ownership of AtomShockwave recorded on our condensed consolidated balance sheet. Although there is no remaining investment balance at June 30, 2002, we continue to hold approximately 40% of the outstanding voting shares of AtomShockwave. Consistent with our policy on accounting for equity affiliates, we no longer recognize our share of AtomShockwave’s losses since our investment balance has been reduced to zero. However, since we still hold voting rights, should AtomShockwave become profitable at a future point in time, we will begin recording our equity in earnings only after our share of AtomShockwave’s net income exceeds the share of our net losses in AtomShockwave not recognized during the period in which the equity method of accounting was discontinued.

Litigation settlements.    On July 29, 2002, we entered into a Settlement Agreement with Adobe whereby the claims of both parties were dismissed with prejudice (see Note 12). Accordingly, our June 30, 2002 condensed consolidated financial statements during the current quarter reflect the reversal of the $2.8 million in damages originally awarded to Adobe and recorded by us in our fiscal year 2002 consolidated financial statements.

Provision for income taxes.    We recorded income tax provisions of $607,000 for the quarter ended June 30, 2002 and a benefit from income taxes of $1.2 million for the quarter ended June 30, 2001. Although we realized losses before income taxes during the current quarter, we recognized a provision due to taxable income in certain foreign jurisdictions where we operate. During the first quarter of fiscal year 2002, we recognized a tax benefit primarily due to the recognition of deferred tax assets that we believed will be realized through future taxable income.

At June 30, 2002, we had available federal and state net operating loss carryforwards of $515.1 million and $422.8 million, respectively. We also had unused research credit carryforwards of $29.4 million and $23.3 million for federal and California tax purposes, respectively. If not utilized, net operating loss and federal research credit carryforwards will expire through 2022. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

At June 30, 2002, we had cash, cash equivalents, and short-term investments of $169.2 million, a 4% increase from the March 31, 2002 balance of $162.0 million. Working capital increased to $127.6 million at June 30, 2002, a 9% increase from the March 31, 2002 balance of $116.9 million.

Cash provided by operating activities for the quarter ended June 30, 2002 was $423,000, as compared to cash used in operating activities of $10.6 million during the same quarter last year. During the current quarter, cash provided by operating activities resulted primarily from adjusting our net loss of $2.0 million for non-cash depreciation and amortization expense of $8.0 million and net changes in operating assets and liabilities of $6.4 million. Cash used in operating activities for the quarter ended June 30, 2001 of $10.6 million was primarily due to net loss of $111.8 million, partially offset by the adjustment for non-cash depreciation and amortization expense of $41.8 million, and loss on equity affiliate of $26.9 million.

Cash provided by investing activities for the quarter ended June 30, 2002 was $20.2 million, as compared to cash used in investing activities of $6.5 million during the same quarter last year. During the current quarter, cash

MACROMEDIA, INC. AND SUBSIDIARIES

provided by investing activities was primarily due to maturities and sales of short-term investments to cash of $35.5 million, partially offset by purchases of short-term investments of $13.6 million and capital expenditures of $2.3 million. Cash used in investing activities for the quarter ended June 30, 2001 related to purchases of short-term investments of $26.1 million and capital expenditures of $10.4 million, partially offset by maturities and sales of short-term investments to cash of $35.9 million. We anticipate spending $10.0 million to $15.0 million on capital expenditures during the remainder of fiscal year 2003, primarily relating to the purchase of new software applications and computer equipment.

Cash provided by financing activities for the quarter ended June 30, 2002 was $8.8 million, as compared to $3.1 million during the same quarter last year. Cash provided by financing activities during the current quarter and the same quarter last year was due to proceeds received from the exercise of common stock options. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

We expect that for the foreseeable future our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least June 30, 2003. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks of product returns; risks associated with investment in international sales operations; our ability to successfully contain our costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations”.

At times, we may require additional liquid capital resources and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If additional funds are required at a future date and are not available on acceptable terms, our business and operating results could be adversely affected.

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro and Japanese Yen. At June 30, 2002, the notional amount of forward contracts outstanding amounted to $43.8 million, related to the Euro and Japanese Yen (see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Commitments.    Our principal commitments at June 30, 2002 consisted of obligations under operating leases for facilities, technology license agreements, and letter of credit arrangements.

Leases — We lease office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, we sub-lease certain office space that is not currently occupied by us.

Royalties — We have entered into license agreements with third parties whose products or technologies are embedded in our software products. These license agreements generally provide for either fixed annual payments or royalties on a per-unit basis.

Letters of credit and restricted cash.    We held letters of credit from financial institutions totaling approximately $12.3 million and $12.7 million at June 30, 2002 and March 31, 2002, respectively, in lieu of

MACROMEDIA, INC. AND SUBSIDIARIES

security deposits for leased office space. No amounts have been drawn against the letters of credit. We pledged as security in trust for certain of the letters of credit approximately $10.9 million and $11.4 million of cash at June 30, 2002 and March 31, 2002, respectively. These funds were invested in a certificate of deposit and are classified as non-current restricted cash on our condensed consolidated balance sheets.

We anticipate fulfilling our obligations under these commitments through our existing working capital. Please refer to our commitments disclosures set forth in our 2002 Annual Report on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about our commitments. Our principal commitments have not changed significantly since the time we included the disclosures in our 2002 Annual Report.

Pro Forma Results

Our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K filed with the Securities and Exchange Commission contain consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we also report our quarterly and annual financial results on a pro forma basis in our financial press releases, on our Websites, and with financial analysts. We believe our pro forma results have value in assessing our financial performance. Our pro forma results exclude certain non-cash and unusual items, allowing us to isolate financial results of certain core functions of our operations.

Although meaningful, pro forma results do not necessarily provide a comprehensive reflection of our condensed consolidated operating results or financial position in accordance with GAAP. In addition, our pro forma results may include different adjustments than those employed by other companies, and therefore, comparisons of other companies’ pro forma results may not be meaningful. As a result, we strongly encourage all of our current and prospective investors to carefully read and review our consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, cash flows, and the accompanying notes (GAAP financial statements) included in our Annual Reports on Form 10-K and our unaudited Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

MACROMEDIA, INC. AND SUBSIDIARIES

The following tables reconcile our GAAP operating results to results on a pro forma basis for the quarters ended June 30, 2002 and 2001:

	For the Three Months Ended June 30, 2002[1]
	GAAP	Adjustments*	Pro Forma*
	(In thousands)
Net revenues	$83,689	$—	$83,689
Cost of revenues	10,506	(16)	10,490

Gross profit	73,183	16	73,199
Operating expenses:
Sales and marketing	37,378	(43)	37,335
Research and development	26,372	(31)	26,341
General and administrative	10,613	(9)	10,604
Amortization of intangible assets	3,364	(3,364)	—

Total operating expenses	77,727	(3,447)	74,280

Operating loss	(4,544)	3,463	(1,081)
Other income (expense):
Interest income and other, net	1,148	—	1,148
Loss on investments	(803)	803	—
Litigation settlements	2,822	(2,822)	—

Total other income	3,167	(2,019)	1,148

Income (loss) before income taxes	(1,377)	1,444	67
Provision (benefit) for income taxes	607	(594)	13

Net income (loss)	$(1,984)	$2,038	$54

*
Pro forma results differ from GAAP and exclude the following: non-cash stock compensation (as shown in the reductions to cost of revenues, sales and marketing, research and development, and general and administrative functions); amortization of intangible assets; loss on investments; and litigation settlements. Pro forma results reflect an effective tax provision of 20%.

[1]
Subsequent to our press release issued on July 17, 2002 announcing our unaudited financial results, information became available to us concerning two separate sets of facts and circumstances that, consistent with our policy of accounting for subsequent events, resulted in the unaudited condensed consolidated financial statements for the quarter ended June 30, 2002, included in this Quarterly Report on  Form 10-Q, to differ from our July 17, 2002 press release: (i) We entered into a Settlement Agreement with Adobe on July 29, 2002 whereby the outstanding claims of both parties were dismissed with prejudice. Accordingly, our condensed consolidated financial statements during the quarter ended June 30, 2002 reflect the reversal of the $2.8 million in damages originally awarded to Adobe and recorded as an accrued liability in our fiscal year 2002 consolidate financial statements: (ii) We determined that our results for the current period announced on July 17, 2002, included net revenues of approximately $496,000 which have subsequently been recorded as unearned revenues in the accompanying unaudited condensed consolidated financial statements as of June 30, 2002. These unearned revenues will be recognized as net revenues in subsequent periods upon satisfaction of our revenue recognition policy requirements.

MACROMEDIA, INC. AND SUBSIDIARIES

	For the Three Months Ended June 30, 2001
	GAAP	Adjustments*	Pro Forma*
	(In thousands)
Net revenues	$88,743	$—	$88,743
Cost of revenues	11,137	(12)	11,125

Gross profit	77,606	12	77,618
Operating expenses:
Sales and marketing	48,621	(33)	48,588
Research and development	29,946	(24)	29,922
General and administrative	12,736	(7)	12,729
Restructuring expenses	39,539	(39,539)	—
Amortization of intangible assets	29,065	(29,065)	—

Total operating expenses	159,907	(68,668)	91,239

Operating loss	(82,301)	68,680	(13,621)
Other income (expense):
Interest income and other, net	2,826	—	2,826
Loss on investments	(6,683)	6,683	—
Loss on equity affiliate	(26,861)	26,861	—

Total other income (expense)	(30,718)	33,544	2,826

Loss before income taxes	(113,019)	102,224	(10,795)
Benefit for income taxes	(1,245)	(914)	(2,159)

Net loss	$(111,774)	$103,138	$(8,636)

*
Pro forma results differ from GAAP and exclude the following: non-cash stock compensation (as shown in the reductions to cost of revenues, sales and marketing, research and development, and general and administrative functions); restructuring expenses; amortization of intangible assets; loss on investments; and loss on equity affiliate. Pro forma results reflect an effective tax benefit of 20%. Recognition of this tax benefit results from the expected utilization of tax loss carryforwards generated in prior periods.

Recent Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. We have not yet evaluated the effects of this pronouncement on our condensed consolidated financial statements.

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

General economic conditions — In recent quarters, our operating results have been adversely affected by the general economic slowdown as well as reduced IT and Web developer spending worldwide. The cost-cutting

MACROMEDIA, INC. AND SUBSIDIARIES

initiatives implemented by some of the users of our products and services may reduce or stagnate the demand for our products, including our new product or version releases, until the economic conditions significantly improve.

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

Our new product and version releases may not be successful — A substantial portion of our revenues are derived from license sales of upgrades to existing products and license sales of new products. The success of new products and new versions of existing products, including our new MX family of products, depends on the timing, market acceptance, and performance of such new product or new version releases. In the past we have experienced delays in the development of new products and enhancement of existing products, and such delays may occur in the future. If we are unable, due to resource constraints or technological reasons, to develop and introduce products in a timely manner, such inability could have a significant adverse effect on our results of operations, including, in particular, our quarterly results. In addition, market acceptance of our new product or new version releases will be dependent on our ability to include functionalities and usability in such releases that address the requirements of the user base. We must update our existing products, services and content to keep them current with changing technology, competitive offerings and consumer preferences and must develop new products, services and content to take advantage of new technologies that could otherwise render our existing products, or existing versions of such products, obsolete. Furthermore, our new product or version releases may contain undetected errors or “bugs”, which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, such releases may not properly guard against harmful or disruptive codes, including “virus” codes, which may target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of market share, diversion of development resources, injury to our reputation, or damage to our efforts to build positive brand awareness, any of which could have a material adverse effect on our business, operating results, and financial condition. If we do not ship new products or new versions of our existing products as planned, if new product or version releases do not achieve market acceptance, or if new products or version releases fail to perform properly, our results of operations could be materially adversely affected.

Our future operating results are difficult to predict and our future operating results and our stock price are subject to volatility — As a result of a variety of factors discussed herein, operating results for a particular period are extremely difficult to predict. Our revenues may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. Our efforts to reduce our expenses may hinder our ability to achieve growth in our business and revenues. Any shortfall in revenues or results of operations from levels expected by securities analysts, general decline in economic conditions, or significant reductions in spending by our customers, could have an immediate and materially adverse effect on the trading price of our common stock in any given period. In addition to factors specific to us, changes in analysts’ earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general will often result in significant volatility of our common stock price.

Risks associated with our international operations — During the quarters ended June 30, 2002 and 2001, we derived 36% of our consolidated net revenues from international sales. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign

MACROMEDIA, INC. AND SUBSIDIARIES

languages. Furthermore, international business is subject to a number of special risks, including: (1) foreign government regulation, (2) reduced intellectual property protections, (3) general geopolitical risks such as political and economic instability, hostilities with neighboring countries, and changes in diplomatic and trade relationships, (4) more prevalent software piracy, (5) unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions, (6) longer payment cycles, (7) greater difficulty in accounts receivable collection, (8) potentially adverse tax consequences, (9) the burdens of complying with a variety of foreign laws, (10) foreign currency risk, and (11) difficulties in staffing and managing foreign operations. Additionally, we are uncertain whether the recent weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation, liquidity problems, and political and military hostilities in these regions.

Furthermore, we enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro and Japanese Yen. At June 30, 2002, the notional amount of forward contracts outstanding amounted to $43.8 million, primarily related to the Euro. There can be no assurance that such contracts will adequately manage our exposure to currency fluctuations.

We are dependent on our distributors — A substantial majority of our revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, and retail dealers. Domestically, our products are sold primarily through distributors, VARs, and OEMs. One distributor, Ingram Micro, accounted for approximately 31% and 25% of our consolidated net revenues for the quarters ended June 30, 2002 and June 30, 2001, respectively. The loss of a relationship with, or a significant reduction in sales volume to, a significant distributor or reseller, could have a material adverse effect on our results of operations.

System failure related to our Websites could harm our business — We rely, in part, on our Websites as a portal for marketing, selling, and supporting our products. Substantially all of the system hardware for deploying and maintaining our Websites are hosted by a third party. These systems are subject to damage from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to acts of vandalism and to potential disruption if our third party service provider experiences financial difficulties. Any event that causes interruption in the deployment of our Websites could result in disruption in the services we provide, loss of revenues or damage to our reputation.

Cost controls could adversely impact our business — In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with the March 2001 merger with Allaire and to better align our cost structure with the weaker business environment. The failure to achieve these cost savings could have a material adverse effect on our financial condition. Moreover, even if we are successful with these efforts and generate the anticipated cost savings, there can be no assurance that these actions will not adversely impact our employee morale and productivity and our business and results of operations.

We face intense competition — The markets for all of our product lines are highly competitive. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. Our development tools compete directly and indirectly with products from major vendors including Microsoft Corporation, International Business Machines Corp., Corel Corp., and Adobe Systems Incorporated. Our server products compete in a highly competitive and rapidly changing market for application server technologies. We compete directly with Microsoft Corporation, International Business Machines Corp., BEA Systems, Inc., Sun Microsystems, Inc., and Oracle Corporation. Introduction of new products or functionalities in current products by our company or by another company may intensify our current competitive pressures. In addition, several of our current and potential competitors have greater financial, marketing, technical, and intellectual property resources than we do.

MACROMEDIA, INC. AND SUBSIDIARIES

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

Dependence of third party manufacturer and service providers — We rely primarily on a single independent third party to assemble and distribute our products. If there is a temporary or permanent disruption of our supply from such manufacturer, we may not be able to replace the supply in sufficient time to meet the demand for our products. Any such failure to meet the demand for our products would adversely affect our revenues and might cause some users to purchase licenses to our competitors’ products to meet their requirements.

In addition, we rely on a limited number of independent third parties to provide support services to our customers. If any of such third party service providers terminates its relationship with us or ceases to be able to continue to maintain such relationship with us, we may not have sufficient notice or time to avoid serious disruption to our business. Furthermore, if any such third party service providers fail to provide adequate or satisfactory support for our products, our reputation as well as the success of our products may be adversely affected.

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

We may not be able to defend or enforce our intellectual property rights adequately — Because we are a software company, our business is dependent on our ability to protect our intellectual property rights. We rely on a combination of patent, copyright, trade secret, and trademark laws, as well as employee and third party nondisclosure agreements, to protect our intellectual property rights and products. Policing unauthorized use of products and fully protecting our proprietary rights are difficult, and we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. In addition, effective patent, copyright, trade secret, and trademark protection may not be available in every country in which our products are distributed.

We are subject to intellectual property litigation — We are currently, and may in the future, be involved in legal disputes relating to the validity or alleged infringement of our, or of a third party’s, intellectual property rights. Intellectual property litigation is typically extremely costly, unpredictable, and can be disruptive to our business operations by diverting the attention and energies of our management and key technical personnel. In addition, any adverse decisions, including injunctions or damage awards entered against us, could subject us to significant liabilities, require us to seek licenses from others, prevent us from manufacturing or licensing certain of our products, or cause severe disruptions to our operations or the markets in which we compete, any one of which could dramatically impact our business and results of operations.

MACROMEDIA, INC. AND SUBSIDIARIES

We may not be able to attract or retain key personnel — Our future growth and success depend, in part, on the continued service of our highly skilled employees, including, but not limited to, our management team. Our ability to attract and retain employees is dependent on a number of factors, including our continued ability to provide stock incentive awards, competitive cash compensation, and cash bonuses. The loss of key employees or an inability to effectively recruit new employees, as needed, could have a material adverse affect on our business and our ability to grow in the future.

Changes in generally accepted accounting principles may affect our reported results — We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may affect the reporting of transactions completed prior to the announcement of a change. In order to prepare our GAAP financial statements, a number of estimates are used by our management, particularly with regard to our restructuring plans, amortization of intangible assets, and the impact of product returns from our distributors and VARs when determining license revenues to be recognized. Our management uses the best available information at the time to create estimates, however, actual future results may vary from these estimates. It is our policy to prospectively adjust estimates when actual results or better information differ.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

We invest our cash, cash equivalents, and short-term investments in a variety of financial instruments, consisting primarily of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds, and highly liquid debt securities of corporations, municipalities, and the U.S. Government and its agencies. These investments are denominated in U.S. Dollars. Cash balances in foreign currencies overseas are primarily invested in interest-bearing bank accounts with financial institutions.

We account for our short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents and all of our short-term investments are recorded as “available-for-sale”. Where the original maturity is greater than one year, the securities are classified as short-term as it is our intention to convert them into cash for operations as needed.

Cash equivalents and short-term investments include both fixed rate and floating rate interest earning instruments, which carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. We mitigate our interest rate risk by investing in instruments with short maturities. We ensure the safety and preservation of our invested funds by placing these investments with high credit-quality issuers. We maintain portfolio liquidity by ensuring that underlying investments have active secondary or resale markets.

Foreign Currency Risk

Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions; changes in political climate; differing tax structures; other regulations and restrictions; and foreign exchange volatility. Accordingly, our future results could be materially impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises from the sale of products internationally in foreign currencies, and from expenses in foreign currencies to support those sales. We have a risk management program

MACROMEDIA, INC. AND SUBSIDIARIES

to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of foreign exchange forward contracts in certain currencies, primarily the Japanese Yen and Euro. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. Under this program, increases or decreases in our foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the income statement impact of significant foreign currency exchange rate movements. We do not use foreign currency contracts for speculative or trading purposes.

We sell our products internationally in U.S. Dollars and certain foreign currencies, predominantly the Euro and Japanese Yen. We regularly enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. Effective February 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption, we did not designate any forward contracts as SFAS No. 133 hedges and did not record any transition adjustments.

Cash Flow Hedging.    We sell products internationally in foreign currencies, and recognize expenses in foreign currencies to support those revenues. In fiscal year 2003, we began designating and documenting forward contracts related to forecasted transactions as cash flow hedges, and as a result, we began applying hedge accounting for these contracts. The critical terms of the forward contracts and the underlying transactions are matched at inception, and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges accumulated in other comprehensive income (“OCI”). We record any ineffective portion of the hedging instruments in other income (expense) on our condensed consolidated statements of operations, which was immaterial during the first quarter of fiscal year 2003. When the forecasted transactions impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from OCI to other income (expense) at that time. All values reported in OCI at June 30, 2002 will be reclassified to earnings in eight months or less. At June 30, 2002, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging.    We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. The objective of our hedging program is to reduce the impact of fluctuations in foreign currency exchange rates on reported earnings and cash flows. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement of gains and losses recorded on identified foreign currency denominated assets and liabilities. At June 30, 2002, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

MACROMEDIA, INC. AND SUBSIDIARIES

Our outstanding forward contracts at June 30, 2002 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at June 30, 2002 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount	Weighted Average Forward Rates
	(In thousands, except weighted average forward rates)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive EUR/pay U.S. Dollar)	$19,705	0.92
Japanese Yen (“YEN”) (contracts to receive YEN/pay U.S. Dollar)	4,239	124.00

	23,944
Balance Sheet Hedges:
Euro (contracts to receive EUR/pay U.S. Dollars)	13,063	0.87
Japanese Yen (contracts to receive YEN/pay U.S. Dollar)	6,804	131.00

	19,867

	$43,811

MACROMEDIA, INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On July 17, 2002, Macromedia and Adobe Systems, Inc. (“Adobe”) entered into a settlement agreement (the “Settlement Agreement”) that resolved certain patent litigation pending between them. The history of the litigation is as follows: On August 10, 2000, Adobe filed suit against us in the United States District Court for the District of Delaware (Case No. 00-743-JJF). On September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleged that certain of our products infringe U.S. Patents Nos. 5,546,528 and 6,084,597. On September 27, 2000, we answered the first amended complaint by denying the allegations and filing counterclaims against Adobe seeking a declaration that Adobe’s patents are invalid and unenforceable, and alleging infringement of three of its patents. In particular, we alleged infringement of U.S. Patent No. 5,467,443 (“the ‘443 patent”) by at least the Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 (“the ‘998 and ‘969 patents”) by the Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations of our counterclaims. On March 28, 2002, Adobe’s claims relating to U.S. Patent No. 6,084,597 were dismissed by stipulation.

Trial on Adobe’s remaining claims relating to U.S. Patent No. 5,546,528 (“the ‘528 patent”) was held on April 29, 2002 through May 2, 2002. On May 2, 2002, the jury in that trial found that we willfully infringed Adobe’s ‘528 patent, that the ‘528 patent was valid, and awarded damages of $2.8 million to Adobe. Adobe has also claimed that Macromedia Flash MX software product infringes the ‘528 patent. The Court has ordered a separate trial of Adobe’s claims relating to our Macromedia Flash MX software product but has not yet set a date for the trial. Trial on our counterclaims for infringement of the ‘443, ‘998, and ‘969 patents then proceeded before a separate jury on May 6, 2002 through May 10, 2002. On May 10, 2002, the jury found that Adobe willfully infringed our patents and that all but the ‘998 patent were valid. The jury awarded damages of $4.9 million to us. The Court subsequently set aside the jury’s invalidity determination as to the ‘998 patent. Pursuant to the Settlement Agreement, each of such Adobe claims and Macromedia claims noted above will be dismissed with prejudice. Accordingly, our condensed consolidated financial statements reflect the reversal of the $2.8 million in damages originally recorded on our March 31, 2002 consolidated financial statements in accordance with SFAS No. 5, Accounting for Contingencies.

On October 19, 2001, we filed suit in the United States District Court for the Northern District of California in San Francisco against Adobe (Case No. C01-3940-SI). In that suit, we allege that certain of Adobe’s products, including Adobe’s GoLive and Photoshop software, infringe U.S. Patent No. 5,845,299 (“the ‘299 patent”), entitled “Draw-based Editor for Web Pages,” and that certain of Adobe’s products, including GoLive, infringe U.S. Patent No. 5,911,145 (“the ‘145 patent”), entitled “Hierarchical Structure Editor for Websites”. The complaint further alleges that Adobe has been on notice of these patents since 1999, and that its infringement has been willful. Pursuant to the Settlement Agreement, our claims relating to the ‘299 patent and the ‘145 patent will be dismissed with prejudice.

On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its merger with Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5,

MACROMEDIA, INC. AND SUBSIDIARIES

and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001, which asserted similar claims on behalf of a putative class of stockholders who purchased Allaire stock between December 7, 1999 and September 18, 2000. On June 19, 2002 the Court denied defendants’ motion to dismiss the amended complaint.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

The Audit Committee of Macromedia, Inc. has considered whether any reasonably anticipated non-audit services to be rendered by KPMG LLP during the course of fiscal year 2003 are compatible with maintaining KPMG LLP’s independence as auditors of the Company’s fiscal year 2003 consolidated financial statements, and have approved the anticipated non-audit services, maintaining that they would not impair KPMG LLP’s independence. The Audit Committee has approved the following non-audit services anticipated to be performed by KPMG LLP: Quarterly review of the unaudited condensed consolidated financial statements as of June 30, September 30, and December 31, 2002; Tax compliance and consulting services; and audit of the Macromedia, Inc. 401(k) Employee Savings Plan for the year ending December 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(A)  Exhibits.

Exhibit Number		Incorporated by Reference		Filed Herewith
	Exhibit Description	Form	Date Filed

3.01	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.02	Registrant’s amended and restated Bylaws effective May 3, 2001.	10-K	June 11, 2001

4.01
Rights Agreement dated October 25, 2001 between Registrant and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Rights to Purchase Preferred Shares, and as Exhibit C the Form of Rights Certificate.
		8-A	October 26, 2001

10.01	2002 Equity Incentive Plan.*			X

10.02	Registrant’s Form of Non-Plan Stock Option Grant.*	S-8	August 17, 2000

*	Represents a management contract or compensatory plan or arrangement.

(B)  Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

MACROMEDIA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	MACROMEDIA, INC.

/s/    ROBERT K. BURGESS
By:
Robert K. Burgess
    Chairman and Chief Executive Officer
    (Principal Executive Officer)

/s/    ELIZABETH A. NELSON
By:
Elizabeth A. Nelson
    Executive Vice President, Chief
    Financial Officer and Secretary
    (Principal Financial Officer)