Form 10-Q
period 2002-09-30
MACROMEDIA INC
filed 2002-11-13
CIK 913949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File No. 000-22688

MACROMEDIA, INC.
(A Delaware Corporation)

I.R.S. Employer Identification No. 94-3155026

600 Townsend Street
San Francisco, California 94103
(415) 252-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 60.3 million shares of Common Stock, $0.001 par value per common share, outstanding on October 23, 2002.

MACROMEDIA, INC. AND SUBSIDIARIES

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2002	March 31, 2002
ASSETS

Current assets:

Cash and cash equivalents	$148,269	$66,874

Short-term investments	45,402	95,097

Total cash, cash equivalents and short-term investments	193,671	161,971

Accounts receivable, net	18,910	24,181

Inventory, net	1,473	3,032

Related party loans, current	1,311	36

Prepaid expenses and other current assets	26,407	27,477

Total current assets	241,772	216,697

Related party loans, non-current	5,665	8,305

Fixed assets, net	41,966	49,189

Intangible assets, net	202,535	226,579

Restricted cash	10,922	11,409

Other non-current assets	4,349	5,659

Total assets	$507,209	$517,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,020	$6,719

Accrued liabilities	54,229	56,082

Accrued restructuring, current	11,158	12,224

Unearned revenues	26,949	24,791

Total current liabilities	96,356	99,816

Accrued restructuring, non-current	25,387	30,809

Other non-current liabilities	6,490	6,492

Total liabilities	128,233	137,117

Stockholders’ equity:

Common stock and additional paid-in capital, par value $0.001 per common share; 200,000 shares authorized; 62,112 and 60,987 shares issued at September 30, 2002 and March 31, 2002, respectively	746,370	734,816

Treasury stock at cost; 1,818 common shares at September 30, 2002 and March 31, 2002	(33,649)	(33,649)

Deferred stock compensation	(84)	(281)

Accumulated other comprehensive loss	(7)	(158)

Accumulated deficit	(333,654)	(320,007)

Total stockholders’ equity	378,976	380,721

Total liabilities and stockholders’ equity	$507,209	$517,838

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001

Net revenues	$85,407	$87,086	$169,096	$175,829

Cost of revenues	7,662	9,887	18,168	21,024

Gross profit	77,745	77,199	150,928	154,805

Operating expenses:

Sales and marketing	35,442	45,806	72,820	94,427

Research and development	23,674	27,540	50,046	57,486

General and administrative	9,761	9,887	20,374	22,623

Impairment of intangible assets	17,316	—	17,316	—

Amortization of intangible assets	3,364	28,448	6,728	57,513

Restructuring expenses	—	—	—	39,539

Total operating expenses	89,557	111,681	167,284	271,588

Operating loss	(11,812)	(34,482)	(16,356)	(116,783)

Other income (expense):

Interest income and other, net	739	1,752	1,887	4,578

Gain (loss) on investments	53	98	(750)	(6,585)

Loss on equity affiliate	—	(9,155)	—	(36,016)

Litigation settlements	—	(28,500)	2,822	(28,500)

Total other income (expense)	792	(35,805)	3,959	(66,523)

Loss before income taxes	(11,020)	(70,287)	(12,397)	(183,306)

Benefit (provision) for income taxes	(643)	(417)	(1,250)	828

Net loss	$(11,663)	$(70,704)	$(13,647)	$(182,478)

Net loss per common share:

Basic and diluted	$(0.19)	$(1.22)	$(0.23)	$(3.16)

Weighted average common shares outstanding used in calculating net loss per common share:

Basic and diluted	60,040	57,943	59,800	57,759

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2002	2001
Cash flows from operating activities:

Net loss	$(13,647)	$(182,478)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	15,990	80,581

Deferred income taxes	—	(2,348)

Impairment of long-lived assets, including intangible assets	19,018	13,437

Loss on investments	803	6,924

Loss on equity affiliate	—	36,016

Change in operating assets and liabilities:

Accounts receivable, net	5,271	12,934

Prepaid expenses and other current assets	2,782	2,117

Accrued liabilities and payables	(4,344)	(4,650)

Accrued restructuring	(6,488)	19,349

Unearned revenues	2,158	2,002

Net cash provided by (used in) operating activities	21,543	(16,116)

Cash flows from investing activities:

Capital expenditures	(3,836)	(10,727)

Maturities and sales of available-for-sale short-term investments	86,695	76,448

Purchases of available-for-sale short-term investments	(37,186)	(71,615)

Purchases of investments	—	(2,995)

Release (deposits) of restricted cash	487	(2,207)

Repayments of related-party loans	1,417	5,670

Other, net	721	1,678

Net cash provided by (used in) investing activities	48,298	(3,748)

Cash flows from financing activities:

Proceeds from issuance of common stock	11,554	7,067

Net cash provided by financing activities	11,554	7,067

Net increase (decrease) in cash and cash equivalents	81,395	(12,797)

Cash and cash equivalents, beginning of period	66,874	116,507

Cash and cash equivalents, end of period	$148,269	$103,710

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

The condensed consolidated financial statements at September 30, 2002 and March 31, 2002 and for the three and six months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of Macromedia’s condensed consolidated financial position, operating results, and cash flows for the interim periods. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2002. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results for the fiscal year ending March 31, 2003 or any other future periods.

3.	Investments

The Company has historically held certain investments in the preferred stock of certain companies that are accounted for on the cost basis. Impairment losses are recognized on these investments when the Company determines that there has been a decline in the carrying amount of the investment that is other than temporary. During the three and six months ended September 30, 2001, the Company recorded impairment losses on strategic investments of $241,000 and $6.9 million, respectively. These losses were partially offset by funds received of $339,000, representing the Company’s portion of the liquidated assets of an investee previously written off. The impairments represented write offs or write downs of the carrying amount of these investments and were determined after considering, among other factors, the inability of the investee to obtain additional private financing, the suspension of an investee’s current operations, and the uncertain financial conditions of the investees. The Company did not have any remaining cost basis investments recorded on its condensed consolidated balance sheet at September 30, 2002.

During the second quarter of fiscal year 2003, the Company received funds totaling approximately $53,000, representing its portion of the liquidated assets of an investee, which was written off during previous quarters in accordance with the Company’s policy. The return offset impairment losses of $400,000 recorded during the first

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

three months of fiscal year 2003, and accordingly, resulted in net loss of $347,000 on investments for the six months ended September 30, 2002.

At September 30, 2002 and 2001, the Company held common stock in two companies classified as available-for-sale investments. During the first quarter of fiscal year 2003, the Company wrote off one of these investments, which resulted in a charge of approximately $403,000. The write off resulted from the severe and continued decline in the investee’s common stock price, viewed as other than temporary. At September 30, 2002, the Company continued to hold shares of common stock in both investees with a net carrying value of $30,000.

4.	Related Party Transactions

The Company holds loans receivable from certain non-executive management, primarily in connection with relocation related to their employment, which are secured by real property. At September 30, 2002, none of the outstanding loans were issued to the Company’s executive officers. The principal amount of the loans are payable on the loan maturity date and have an average remaining maturity of less than three years. These loans bear interest at rates between 2.7% and 6.4%.

5.	Investment in Equity Affiliate

The Company recorded losses from its equity affiliate, AtomShockwave, of $9.2 million and $36.0 million for the three and six months ended September 30, 2001, respectively. The charges reflected the Company’s share of AtomShockwave’s losses recorded in each respective period, as well as the write down of its investment and the write off of certain receivables. The Company’s investment balance in AtomShockwave since September 30, 2001 has been zero. Accordingly, the Company has not recognized its share of AtomShockwave’s losses since September 30, 2001, although it held approximately 40% of the outstanding voting shares of AtomShockwave at September 30, 2002.

6.	Intangible Assets

On April 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result of adopting this standard, the Company no longer amortizes goodwill, which had a net book value of $198.9 million at both September 30, 2002 and March 31, 2002, including $15.8 million in assembled workforce that was reclassified to goodwill upon adoption of this standard. However, under SFAS No. 142, the Company does continue to amortize its other intangible assets with estimated useful lives, which resulted in amortization charges of $3.4 million and $6.7 million for the three and six months ended September 30, 2002, respectively.

SFAS No. 142 also requires the Company to perform a transitional impairment test by assessing the fair value and recoverability of its goodwill upon adoption and at least once a year prospectively. The Company currently operates in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires the Company to assess whether goodwill should be allocated to operating levels lower than its Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. In addition, the reporting unit would have economic characteristics different than the economic characteristics of the other components of the Software segment. Currently, the Company does not have any reporting units lower than its Software segment that meet the criteria set forth in SFAS No. 142.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company will prospectively assess the fair value and recoverability of its goodwill at the end of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated under SFAS No. 142.

At September 30, 2002, the Company compared the unamortized capitalized cost of the developed technology asset associated with its fiscal year 2001 acquisition of Allaire Corporation (“Allaire”) to its net realizable value. This analysis was performed under the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As a result of this analysis, the Company recorded an impairment of $15.7 million for the developed technology asset. This charge represents the amount by which the carrying value of the developed technology asset exceeded its fair value, using the asset’s estimated net realizable value as the fair value. After recording the impairment, the developed technology asset had a carrying value of approximately $1.0 million, and a remaining useful life of approximately 18 months.

As a result of the impairment of its developed technology asset, the Company also performed an impairment analysis on the trade name associated with its fiscal year 2001 acquisition of Allaire. The Company performed the analysis under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, initially comparing the estimated undiscounted cash flows of the trade name to its carrying value. As a result of this analysis, the Company recorded an impairment charge of $1.6 million for the trade name asset. This charge represents the amount by which the carrying value exceeded its fair value, estimated by calculating its discounted cash flows. After recording the impairment charge, the trade name asset had a carrying value of approximately $800,000, and had a remaining useful life of approximately 18 months.

As a result of the impairment of the developed technology asset, the Company performed an impairment analysis on its goodwill, and assessed the fair value and recoverability of its balance as of September 30, 2002. This analysis did not result in an impairment of the Company’s goodwill.

At September 30, 2002 and March 31, 2002, intangible assets consisted of the following:

	September 30, 2002				March 31, 2002
	Gross	Accumulated Amortization	Impairments	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Amortizable Intangible Assets:
Developed technology	$34,000	$(17,336)	$(15,665)	$999	$34,000	$(11,668)	$22,332
Trade name, trademark, and other intangible assets	7,762	(3,484)	(1,651)	2,627	7,762	(2,424)	5,338

	41,762	(20,820)	(17,316)	3,626	41,762	(14,092)	27,670

Unamortizable Intangible Assets:
Goodwill	198,909	—	—	198,909	278,747	(95,601)	183,146
Assembled workforce (1)	—	—	—	—	24,000	(8,237)	15,763

	198,909	—	—	198,909	302,747	(103,838)	198,909

	$240,671	$(20,820)	$(17,316)	$202,535	$344,509	$(117,930)	$226,579

(1)	The assembled workforce balance of $15.8 million at March 31, 2002 was reclassified to goodwill effective April 1, 2002, as required by SFAS No. 142.

Amortization of intangible assets was $3.4 million and $28.4 million for the three months ended September 30, 2002 and 2001, and was $6.7 million and $57.5 million for the six months ended September 30, 2002 and

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2001, respectively. The following table presents the estimated aggregate amortization expense for each of the five succeeding fiscal years for amortizable intangible assets that existed at September 30, 2002:

Amortization Expense
(In thousands)
Years ending March 31,
Remainder of 2003	$827
2004	1,654
2005	454
2006	454
2007	237

The following table presents the impact of adopting SFAS No. 142 on net loss and net loss per common share as if SFAS No. 142 had been in effect throughout the three and six month periods ended September 30, 2001:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Net loss—as reported	$(11,663)	$(70,704)	$(13,647)	$(182,478)

Adjustments:
Amortization of goodwill	—	23,165	—	46,850
Amortization of assembled workforce	—	2,000	—	4,000

Net adjustments	—	25,165	—	50,850

Net loss—as adjusted	$(11,663)	$(45,539)	$(13,647)	$(131,628)

Basic and diluted net loss per common share—as reported	$(0.19)	$(1.22)	$(0.23)	$(3.16)

Basic and diluted net loss per common share—as adjusted	$(0.19)	$(0.79)	$(0.23)	$(2.28)

Weighted average common shares outstanding used in calculating net loss per common share
Basic and diluted	60,040	57,943	59,800	57,759

7.	Accrued Restructuring

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with the March 2001 merger with Allaire and to better align its cost structure with the weaker business environment. During fiscal year 2002, the Company recorded restructuring expenses totaling $81.8 million, of which $39.5 million was recorded during the quarter ended June 30, 2001.

Accruals associated with the fiscal year 2002 restructuring were recorded in accordance with Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Details of the restructuring accrual balances, cash payments, and

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restructuring adjustments recorded during the six months ended September 30, 2002 are presented in the following table:

	Accrual Balance at March 31, 2002	Cash Payments	Restructuring Adjustments	Accrual Balance at September 30, 2002
	(In thousands)
Facilities	$41,988	$5,941	$—	$36,047
Severance and related costs	1,017	547	—	470
Other costs	28	—	—	28

	$43,033	$6,488	$—	$36,545

The accrual balance at September 30, 2002 associated with facilities primarily represented the estimated future costs of 20 facilities to either cancel or vacate operating leases as well as demise and tenant improvement costs to sublease these facilities, net of deferred rent and estimated sublease income. The inclusion of these costs in the restructuring was a result of staff reductions and changes in the Company’s business. The Company expects to make future facility rent payments, net of sublease income, on its contractual lease obligations for these facilities into fiscal year 2011. These net payments will be recorded as a reduction to the Company’s restructuring accrual.

Under the fiscal year 2002 restructuring, the Company had workforce reductions whereby it terminated approximately 330 employees, primarily in North America and the United Kingdom, impacting all of Macromedia’s business functions. The expenses included severance, fringe benefits, and job placement costs. The accrual balance at September 30, 2002 included ongoing scheduled fringe benefit payments for these former employees. The Company expects to be substantially complete with these payments in fiscal year 2003.

8.	Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen, and British Pound. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. Effective February 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption, the Company did not designate any forward contracts as SFAS No. 133 hedges and did not record any transition adjustments.

Cash Flow Hedging.    The Company sells products internationally in foreign currencies, and recognizes expenses in foreign currencies to support those revenues. In fiscal year 2003, the Company began designating and documenting forward contracts related to forecasted transactions as cash flow hedges, and as a result, the Company began applying hedge accounting for these contracts. The critical terms of the forward contracts and the underlying transactions are matched at inception, and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges accumulated in other comprehensive income (“OCI”). The Company records any ineffective portion of the hedging instruments in other income (expense) on its condensed consolidated statements of operations, which was immaterial for the three and six months ended September 30, 2002. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from OCI to net revenues or

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from OCI to other income (expense) at that time. All values reported in OCI at September 30, 2002 will be reclassified to operations in eight months or less. At September 30, 2002, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

The following table depicts cash flow hedge accounting activity as a component of OCI for the first two fiscal quarters of fiscal year 2003:

(In thousands)
Balance, March 31, 2002	$—
Net loss on cash flow hedges	(1,493)
Reclassifications to net revenues	(4)
Reclassifications to operating expenses	8

Balance, June 30, 2002	(1,489)
Net gain on cash flow hedges	585
Reclassifications to net revenues	881
Reclassifications to operating expenses	(43)

Balance, September 30, 2002	$(66)

Balance Sheet Hedging.    The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At September 30, 2002, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

9.	Comprehensive Loss

Comprehensive loss consists of net loss from operations, unrealized gains and losses on short-term investments classified as available-for-sale, and unrealized gains and losses associated with the Company’s cash flow hedges. The following table sets forth the calculation of comprehensive loss, net of tax:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Net loss	$(11,663)	$(70,704)	$(13,647)	$(182,478)
Unrealized gain (loss) on short-term investments	(12)	(524)	217	(206)
Unrealized gain (loss) from cash flow hedges	1,423	—	(66)	—

Comprehensive loss	$(10,252)	$(71,228)	$(13,496)	$(182,684)

10.	Net Loss Per Common Share

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

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Basic and Diluted Net Loss Per Common Share Computation:
Numerator:
Net loss	$(11,663)	$(70,704)	$(13,647)	$(182,478)

Denominator:
Weighted average number of common shares outstanding	60,040	57,943	59,800	57,759

Basic and diluted net loss per common share	$(0.19)	$(1.22)	$(0.23)	$(3.16)

The table below presents potentially dilutive securities that are excluded from the diluted net loss per common share calculation because their effects would be antidilutive. Potentially dilutive securities for the three and six months ended September 30, 2002 and 2001 consist of all stock options and warrants outstanding and are considered antidilutive due to the Company’s loss position.

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Antidilutive securities	17,259	8,751	16,794	8,605

11.	Segments of an Enterprise and Related Information

During the three and six month periods ended September 30, 2002 and 2001, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers developers and designers to create effective user experiences on the Internet. The Company’s chief executive officer is the chief operating decision maker and evaluates operating segment performance based on the net revenues and total operating expenses of the Software segment. As such, the Company’s Software segment performance reflects the Company’s condensed consolidated statements of operations for the three and six month periods ended September 30, 2002 and 2001.

The Company currently has two main product lines within its Software segment: Software Tools and Server Software. Training, maintenance, and other miscellaneous products revenues are included in other net revenues. Enterprise-wide net revenues by product line for the three and six month periods ended September 30, 2002 and 2001 are disclosed in the following table:

Net Revenues	Software Tools	Server Software	Other	Total
	(In thousands)
Three Months Ended
September 30, 2002	$69,317	$13,079	$3,011	$85,407
Three Months Ended
September 30, 2001	$63,887	$16,573	$6,626	$87,086
Six Months Ended
September 30, 2002	$136,263	$25,534	$7,299	$169,096
Six Months Ended
September 30, 2001	$129,067	$34,327	$12,435	$175,829

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Intellectual Property Litigation Settlement

The Company entered into a settlement agreement with Adobe Systems Incorporated (“Adobe”) on July 29, 2002, whereby the outstanding patent claims between the parties were dismissed with prejudice. Accordingly, the Company’s condensed consolidated financial statements at June 30, 2002 reflect the reversal of the $2.8 million in damages originally awarded by the courts to Adobe and previously recorded as an accrued liability in the fiscal year 2002 consolidated financial statements.

13.	Commitments and Contingencies

Macromedia’s principal commitments at September 30, 2002 consisted of obligations under operating leases for facilities, technology license agreements, and letter of credit arrangements.

Leases.    The Company leases office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, Macromedia subleases certain office space that it does not expect to occupy prior to lease termination.

Royalties.    The Company has entered into license agreements with third parties whose products or technologies are embedded in its software products. These license agreements generally provide for either fixed annual payments or royalties on a per-unit basis.

Letters of Credit and Restricted Cash.    The Company held letters of credit from financial institutions totaling approximately $12.3 million and $12.7 million at September 30, 2002 and March 31, 2002, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. The Company pledged as security in trust for certain of the letters of credit approximately $10.9 million and $11.4 million of cash at September 30, 2002 and March 31, 2002, respectively. These funds were invested in a certificate of deposit and are classified as restricted cash on the Company’s condensed consolidated balance sheets.

Legal.    On and after September 25, 2000, Allaire, prior to its merger with Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001, which asserted similar claims on behalf of a putative class of stockholders who purchased Allaire stock between December 7, 1999 and September 18, 2000. On June 19, 2002 the Court denied defendants’ motion to dismiss the amended complaint.

On April 11, 2001, Allaire, after it was merged into Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. On September 25, 2001, the Court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action. Although the Class Action and Kassin are in their early stages and Macromedia is not able to predict the outcome of the litigation at this time, the Company intends to defend these claims vigorously and anticipates discovery on this matter will commence in the near future.

In fiscal year 2002, Macromedia, Inc. entered into a final judgment and settlement dismissing a complaint entitled Rosen et al. v. Macromedia, Inc. (“Rosen”). Under the settlement, the claims against Macromedia and all other defendants in the Rosen case and related state and federal cases were resolved without presumption or admission of any liability or wrongdoing. The settlement amount was $48.0 million, of which, approximately $19.5 million was paid by insurance, net of reimbursable legal fees, and subject to a reservation by one insurer to seek reimbursement of its $5.0 million settlement contribution. On March 7, 2002, one of the insurers in the Rosen case, RLI Corp., filed a complaint against the Company for reimbursement of its $5.0 million settlement contribution. The Company believes this claim is without merit and intends to defend it vigorously.

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

Overview

Macromedia, Inc. provides software that empowers developers, designers, and businesses to create effective user experiences on the Internet. Our integrated family of technologies enables the development of Websites, rich media content, and Internet applications across multiple platforms and devices. During the six months ended September 30, 2002 and 2001, we operated in one business segment, the Software segment. As such, our Software segment performance reflects Macromedia’s condensed consolidated statements of operations for the six month periods ended September 30, 2002 and 2001.

Throughout the first six months of fiscal year 2003, we continued to launch new products and new versions of existing products, including our MX family of products: Macromedia Studio MX (including Dreamweaver MX, Macromedia Flash MX, Fireworks MX, and Macromedia FreeHand); Macromedia Dreamweaver MX; Macromedia Flash MX; Macromedia ColdFusion MX; and Macromedia Fireworks MX.

The Macromedia MX product family provides an integrated set of client, tool, and server technologies to create the full spectrum of internet solutions, from websites to web applications and Rich Internet Applications. The following table represents the core products in our major product lines:

Software Tools	Server Software
Macromedia Dreamweaver MX	Macromedia ColdFusion MX
Macromedia Flash MX	Macromedia JRun Server
Macromedia Fireworks MX	Macromedia Flash
Macromedia FreeHand	MX Communications Server
Director Shockwave Studio

In addition, our Macromedia Flash Player is the most widely distributed rich client software on the Internet. This client software for the personal computing platform is distributed as downloads from our Websites at no charge.

During the first six months of fiscal year 2003 our business continued to be affected by the adverse worldwide economic conditions, as well as the worldwide reduction in information technology and Web developer spending. Accordingly, we have maintained our focus on controlling costs and realizing the cost reduction benefits from our fiscal year 2002 restructuring efforts, while continuing to invest in our research and development activities to enhance and create products. As a result of our cost control efforts, our spending has continued to decline during the first six months of fiscal year 2003 as compared to the first six months of fiscal year 2002. For the foreseeable future, we anticipate focusing significant efforts on ensuring our cost structure is in line with the business environment.

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

•
Current inventory levels and sell through data on a product-by-product basis as reported to us by our distributors worldwide on a weekly or monthly basis, as well as business factors affecting the distribution channel beyond our resellers which could impact future product returns;

•
Our demand forecast by product in each of our principal geographic markets, which is impacted by our product release schedule, seasonal trends, analyses developed by our internal sales and marketing organizations, and analysis of third party market data;

•	General economic conditions, specifically in the markets we serve; and

•	Trends in our accounts receivable.

In general, we would expect the allowance for sales returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and VARs seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and VARs would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end-user demand. As such, upon shipment of the majority of our Macromedia MX family of products during the first quarter of fiscal year 2003, product inventory held by our distributors increased at June 30, 2002. Since June 30, 2002, inventory held by our distributors has declined as a result of our successful product launch.

In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and VARs in order to maintain inventory levels deemed by management to be appropriate. We generally estimate our allowance for sales returns based on channel inventory

MACROMEDIA, INC. AND SUBSIDIARIES

levels between four to eight weeks of expected sales by our distributors and VARs, based on the criteria noted above. Accordingly, actual product returns may differ from our estimates and may have a material adverse effect on our net revenues and consolidated results of operations in future periods due to factors including, but not limited to, market conditions and product release cycles. At September 30, 2002, our channel inventory, net of related reserves, remained within this estimated channel inventory range noted above.

Restructuring expenses and related accruals.    In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with the March 2001 merger with Allaire Corporation (“Allaire”) and to better align our cost structure with the weaker business environment. The $81.8 million of charges were recorded as a result of the restructuring and primarily related to facility exit costs and employee termination and severance costs.

During fiscal year 2002, our restructuring expenses included costs related to canceling or vacating approximately 450,000 square feet of facility space held under our operating leases. These costs primarily related to the following: expenses for canceling or vacating facility operating leases as a result of staff reductions and changes in our business; demise and tenant improvement costs to sublease these facilities, net of deferred rent previously recorded by Macromedia; writing off the unamortized cost of abandoned fixed assets; employee termination and severance costs; and certain other related costs. Our restructuring expenses and accruals involved significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through third party advisors. These estimates include: facility exit costs such as demise and lease termination costs; timing and market conditions of rental payments and sublease income, which extend into fiscal year 2011; and any fees associated with our restructuring expenses, such as brokerage fees.

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, market data in order to estimate the likelihood, timing, term, and lease rates to be realized from potential subleases of canceled or vacated facility operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control, and include: future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts; the San Francisco bay area; Bracknell, United Kingdom; Richardson, Texas; and Minneapolis, Minnesota; the financial condition of potential sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement; and estimated costs associated with canceling or vacating such facility leases. Actual results may differ significantly from our estimates, and as such, may require adjustments to our restructuring accrual and operating results in future periods. At September 30, 2002, there were no material changes in market conditions or assumptions used in the evaluation of our restructuring accruals when compared to factors evaluated at March 31, 2002. Accordingly, no adjustments were made to our restructuring accrual as of September 30, 2002.

The commercial real estate markets where we have significant operating lease obligations may continue to experience weakening demand and excess capacity. Should these commercial real estate markets deteriorate further, we will not be able to find acceptable tenants at the rates or the timing that we used in estimating our restructuring accrual. Our Newton Massachusetts lease is our most significant lease obligation covering approximately 350,000 square feet and extending into fiscal year 2011. Costs associated with this space made up a significant portion of our restructuring estimates.

Impairment of goodwill and other intangible assets.    On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result of adopting this

MACROMEDIA, INC. AND SUBSIDIARIES

standard, we no longer amortize goodwill, which had a net book value of $198.9 million at both September 30, 2002 and March 31, 2002, including $15.8 million in assembled workforce that was reclassified to goodwill upon adoption of the standard. However, under SFAS No. 142 we will continue to amortize our other intangible assets.

SFAS No. 142 also requires us to perform a transitional impairment test by assessing the fair value and recoverability of our goodwill upon adoption and at least once a year prospectively. We currently operate in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires us to assess whether goodwill should be allocated to operating levels lower than our Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. In addition, the reporting unit would have economic characteristics different than the economic characteristics of the other components of the Software segment. Currently, we do not have any reporting units lower than our Software segment that meet the criteria set forth in SFAS No. 142.

We will prospectively assess the fair value and recoverability of goodwill at the end of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated under SFAS No. 142.

At September 30, 2002, we compared the unamortized capitalized cost of the developed technology asset associated with our fiscal year 2001 acquisition of Allaire Corporation (“Allaire”) to its net realizable value. This analysis was performed under the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As a result of this analysis, we recorded an impairment of $15.7 million for the developed technology asset. This charge represents the amount by which the carrying value of the developed technology asset exceeded its fair value, using the asset’s estimated net realizable value as the fair value. After recording the impairment, the developed technology asset had a carrying value of approximately $1.0 million, and had a remaining useful life of approximately 18 months.

As a result of the impairment of our developed technology asset, we also performed an impairment analysis on the trade name associated with our fiscal year 2001 acquisition of Allaire. We performed our analysis under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, initially comparing the estimated undiscounted cash flows of the trade name to its carrying value. As a result of this analysis, we recorded an impairment charge of $1.6 million for the trade name asset. This charge represents the amount by which the carrying value exceeded its fair value, estimated by calculating its discounted cash flows. After recording the impairment charge, the trade name asset had a carrying value of approximately $800,000, and had a remaining useful life of approximately 18 months.

Also, as a result of the impairment of the developed technology asset, we performed an impairment analysis on our goodwill, and assessed the fair value and recoverability of its balance as of September 30, 2002. This analysis did not result in an impairment of our goodwill.

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

MACROMEDIA, INC. AND SUBSIDIARIES

operating charges reflecting the write down of such intangible assets to their estimated fair values. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Results of Operations

Net revenues.

(In millions, except percentages)	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$85.4	$87.1	$169.1	$175.8
Year-over-year change	(2)%	(15)%	(4)%	(11)%

Net revenues were $85.4 million for the second quarter of fiscal year 2003, a decrease of $1.7 million from the same quarter last year. Our net revenues decreased to $169.1 million for the six months ended September 30, 2002 from $175.8 for the six months ended September 30, 2001. A combination of the continued overall slowdown in information technology and Web developer spending during the current year, contributed to the decline in net revenues compared to last year. Our Software Tools products, which include several of our MX products: Macromedia Flash MX; Macromedia Dreamweaver MX; and Macromedia Fireworks MX, as well as our Macromedia Studio MX suite, had net revenues of $69.3 million during the current quarter, an increase of 8% from $63.9 million in net revenues during the second quarter of fiscal year 2002. Our Software Tools contributed $136.3 million during the first six months of fiscal year 2003, compared to $129.1 million for the first six months of fiscal year 2002.

The increase in net revenues from our Software Tools during the current quarter was offset by a decline in net revenues from our Server Software products, primarily Macromedia ColdFusion MX. Server Software product revenues decreased to $13.1 million during the current quarter from $16.6 million during the second quarter of fiscal year 2002 due to continued pricing pressures and a very competitive market environment. Our Software Tools contributed $136.3 million during the first six months of fiscal year 2003, compared to $129.1 million for the first six months of fiscal year 2002. Our Server Software contributed $25.5 million during the first six months of fiscal year 2003, compared to $34.3 million for the first six months of fiscal year 2002

Throughout the first six months of fiscal year 2003, we released a number of new and upgraded products and intend to continue introducing new and upgraded products throughout fiscal year 2003. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods.

Net Revenues by Geography

(In millions, except percentages)	Three months ended September 30,			Six months ended September 30,
	2002	2001	% change	2002	2001	% change
North America	$53.0	$53.6	(1)%	$106.3	$110.2	(4)%

% of total net revenues	62%	62%		63%	63%
Europe	19.3	18.9	2%	39.3	38.4	2%
Japan	7.7	6.5	18%	11.9	11.6	3%
All Other	5.4	8.1	(33)%	11.6	15.6	(26)%

International	32.4	33.5	(3)%	62.8	65.6	(4)%

% of total net revenues	38%	38%		37%	37%
Net revenues	$85.4	$87.1	(2)%	$169.1	$175.8	(4)%

MACROMEDIA, INC. AND SUBSIDIARIES

North American net revenues decreased slightly to $53.0 million during the second quarter of fiscal year 2003 from $53.6 million in the same quarter last year. The decrease primarily resulted from lower information technology and Web developer spending due to the overall weak economy.

International net revenues decreased by $1.1 million to $32.4 million during the second quarter of fiscal year 2003 from $33.5 million in the same quarter last year. The decrease primarily resulted from the continued weakness in certain foreign economic environments. (See “Risk Factors That May Affect Future Results of Operations — Risks Associated With Our International Operations” for additional information).

Cost of revenues.

(In millions, except percentages)	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Cost of revenues	$7.7	$9.9	$18.2	$21.0
Year-over-year change	(22)%	(20)%	(13)%	(7)%

Cost of revenues includes cost of materials, costs incurred in providing training and technical support to customers and business partners, assembly and distribution, costs to translate our software into various foreign languages, and royalties paid to third parties for the licensing of developed technology. Costs of revenues were $7.7 million or 9% of net revenues during the second quarter of fiscal year 2003, as compared to $9.9 million or 11% of net revenues during the same quarter last year. Cost of revenues decreased during the current quarter as compared to the same period in the prior fiscal year due to lower training costs as well as lower material costs due in part to a greater percentage of net revenues derived from volume licenses which have lower material costs than traditional product sales. These decreases were partially offset by higher order fulfillment and freight costs during the current quarter.

Cost of revenues decreased to $18.2 million for the first six months of fiscal year 2003 from $21.0 million for the first six months in fiscal year 2002. The decrease is primarily due to lower product and training costs, partially offset by higher inventory obsolescence due to the launch of the MX product family.

In the near future, cost of revenues as a percentage of net revenues may be impacted by various items, including but not limited to the mix of product sales, royalty rates for licensed technology, and the geographic distribution of sales.

Operating Expenses.

Our operating expenses consist primarily of normal recurring period charges that we classify on our condensed consolidated statements of operations as sales and marketing, research and development and general and administrative expenses. During the three months ended September 30, 2002, these operating expenses also included non-recurring charges totaling $2.8 million related to the write-down of previously capitalized costs associated with our current Website infrastructure and certain compensation-related costs. Our other operating expense classifications include impairment and amortization of intangible assets, and restructuring expenses.

Sales and marketing.

(In millions, except percentages)	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Sales and marketing	$35.4	$45.8	$72.8	$94.4
Year-over-year change	(23)%	17%	(23)%	21%

Sales and marketing expenses consist primarily of the following: compensation and benefits; advertising costs including co-marketing costs, mail order advertising, tradeshow and seminar expenses, and other marketing expenses; and allocated expenses for our facilities and information technology infrastructure. Sales and marketing expenses were $35.4 million during the second quarter of fiscal year 2003, a decrease of $10.4 million from the $45.8 million of sales and marketing expenses incurred during the same quarter of the prior fiscal year.

MACROMEDIA, INC. AND SUBSIDIARIES

The decrease is primarily due to lower compensation, facility and information technology expenses resulting from our fiscal year 2002 restructuring. Also contributing to the decline were reduced amortization expenses related to our Website infrastructure.

Sales and marketing expense decreased $21.6 million to $72.8 million for the first six months of fiscal year 2003 from $94.4 million in the first six months of fiscal year 2002. The decrease is primarily due to lower compensation, facility and information technology expenses resulting from our fiscal year 2002 restructuring efforts. Also contributing to the decline were reduced amortization expenses related to our Website infrastructure.

In the near future, we expect to continue investing in the sales and marketing of our products as we launch and sell our products, develop market opportunities, and promote our competitive position. Accordingly, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending.

Research and development.

(In millions, except percentages)	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Research and development	$23.7	$27.5	$50.0	$57.5
Year-over-year change	(14)%	(6)%	(13)%	6%

Research and development expenses consist primarily of compensation and benefits as well as allocated expenses for our facilities and information technology infrastructure to support product development. Research and development expenses were $23.7 million during the second quarter of fiscal year 2003, a decrease of $3.8 million from research and development expenses of $27.5 million recorded during the same quarter last year. The decrease was primarily due to lower information technology and compensation expenses resulting from our fiscal year 2002 restructuring efforts, as well as reduced amortization expenses relating to our Website infrastructure.

Research and development expenses decreased $7.5 million to $50.0 million for the first six months of fiscal year 2003 from $57.5 million in the first six months of fiscal year 2002. The decrease was primarily due to lower information technology expenses, reduced amortization expenses relating to our Website infrastructure, and lower compensation expenses resulting from our fiscal year 2002 restructuring efforts.

Throughout the first six months of fiscal year 2003 we released new and upgraded products and intend to continue introducing new and upgraded products throughout fiscal year 2003. We anticipate continuing to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products, and to develop new business opportunities.

General and administrative.

(In millions, except percentages)	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
General and administrative	$9.8	$9.9	$20.4	$22.6
Year-over-year change	(1)%	(10)%	(10)%	21%

MACROMEDIA, INC. AND SUBSIDIARIES

General and administrative expenses consist mainly of fees for professional services, compensation and benefits, and allocated expenses for our facilities and information technology infrastructure. General and administrative expenses were $9.8 million during the second fiscal quarter of 2003, a decrease of $100,000 from general and administrative expenses of $9.9 million recorded during the same quarter last year. The decrease was primarily due to lower facility, information technology, and compensation expenses resulting from our fiscal year 2002 restructuring efforts. These decreases were partially offset by increases in fees for professional services.

General and administrative expenses decreased $2.2 million to $20.4 million for the first six months of fiscal year 2003 from $22.6 million in the first six months of fiscal year 2002. The decrease in charges was primarily due to lower facility, information technology, and compensation expenses resulting from our fiscal year 2002 restructuring efforts. These declines were partially offset by increases in fees for professional services. We will continue to manage our general and administrative costs in line with the business environment in which we operate.

Impairment of Intangible Assets.    On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 required us to perform a transitional impairment test by assessing the fair value and recoverability of our goodwill upon adoption and at least once a year prospectively. We currently operate in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires us to assess whether goodwill should be allocated to operating levels lower than our Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. In addition, the reporting unit would have economic characteristics different than the economic characteristics of the other components of the Software segment. To date, we do not have any reporting units lower than our Software segment that meet the criteria set forth in SFAS No. 142.

We will prospectively assess the fair value and recoverability of its goodwill at the end of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated under SFAS No. 142.

At September 30, 2002, we compared the unamortized capitalized cost of the developed technology asset associated with our fiscal year 2001 acquisition of Allaire Corporation (“Allaire”) to its net realizable value. This analysis was performed under the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This charge represents the amount by which the carrying value of the developed technology asset exceeds its fair value, using the assets’ estimated net realizable value as the fair value. As a result of this analysis, we recorded an impairment of $15.7 million for the developed technology asset. After recording the write off, the developed technology asset had a carrying value of approximately $1.0 million, and had a remaining useful life of approximately 18 months.

As a result of the impairment of our developed technology asset, we also performed an impairment analysis on the trade name associated with our fiscal year 2001 acquisition of Allaire. We performed our analysis under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, initially

MACROMEDIA, INC. AND SUBSIDIARIES

comparing the estimated undiscounted cash flows of the trade name to its carrying value. As a result of this analysis, we recorded an impairment charge of $1.6 million for the trade name asset. This charge represents the amount by which the carrying value exceeded its fair value, estimated by calculating its discounted cash flows. After recording the impairment charge, the trade name asset had a carrying value of approximately $800,000, and had a remaining useful life of approximately 18 months.

Also, as a result of the impairment of the developed technology asset, we performed an impairment analysis on our goodwill, and assessed the fair value and recoverability of its balance as of September 30, 2002. This analysis did not result in an impairment of our goodwill.

Amortization of intangible assets.    As a result of adopting SFAS No. 142, we no longer amortize goodwill, which had a net book value of $198.9 million at both September 30, 2002 and March 31, 2002, including $15.8 million in assembled workforce that was reclassified to goodwill upon adoption of this standard. However, under SFAS No. 142 we will continue to amortize our other intangible assets.

The net book values of our intangible assets and their estimated remaining useful lives at September 30, 2002 are:

	Net Book Value	Estimated Remaining Useful Life
	(Dollars in millions)
Goodwill	$198.9	Indefinite
Developed technology and trade name	1.8	18 months
Trademark and patents	1.8	48 months

	$202.5

The following table depicts our estimated future amortization charges from our intangible assets at September 30, 2002:

Amortization Expense
(In thousands)
Years ending March 31,
Remainder of 2003	$827
2004	1,654
2005	454
2006	454
2007	237

Amortization of intangible assets decreased by $25.1 million to $3.4 million during the second quarter of fiscal year 2003 from $28.4 million during the same quarter last year. The decrease is mainly due to our adoption of SFAS No. 142 on April 1, 2002.

Restructuring expenses.    In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with the March 2001 merger with Allaire and to better align our cost structure with the weaker business environment. During fiscal year 2002, restructuring expenses totaled $81.8 million, of which $39.5 million was recorded during the quarter ended June 30, 2001.

The restructuring expenses recorded in fiscal year 2002 consisted primarily of expenses for canceling or vacating facility operating leases as a result of staff reductions and changes in our business; demise and tenant

MACROMEDIA, INC. AND SUBSIDIARIES

improvement costs to sublease these facilities, net of deferred rent previously recorded by Macromedia; writing off the unamortized cost of abandoned fixed assets; employee termination and severance costs; and certain other costs. Our restructuring expenses and accruals involve significant estimates made by management using the best information available at a given point in time, some of which we have obtained and verified through third party advisors. These estimates include: facility exit costs such as demise and lease termination costs; timing and market conditions of rental payments and sublease income, which extend into fiscal year 2011; and any fees associated with our restructuring expenses, such as brokerage fees.

At September 30, 2002, we had a restructuring liability balance of $36.5 million, primarily relating to future rent payments, net of estimated sublease income, and demise and tenant improvement costs to sublease these facilities. We expect to make future facility rent payments, net of sublease income, on our contractual lease obligations into fiscal year 2011, which will be recorded as a reduction to our restructuring accrual. Cash payments made during the first six months of fiscal year 2003 primarily relate to lease payments on the restructured facilities. We will continue to assess the reasonableness of our accrual on a regular basis and may make adjustments to the accrual based on new information and estimates we obtain. Should facts and circumstances warrant adjustments to our restructuring accrual, our operating results would also be directly affected.

Details of the restructuring accrual balances, cash payments, and restructuring adjustments recorded during the current fiscal year are presented in the following table:

	Balance at March 31, 2002	Cash Payments	Restructuring Adjustments	Balance at September 30, 2002
	(In thousands)
Facilities	$41,988	$5,941	$—	$36,047
Severance and related costs	1,017	547	—	470
Other costs	28	—	—	28

	$43,033	$6,488	$—	$36,545

Interest income and other, net.     Interest income and other, net, decreased by $1.0 million from $1.7 million in the second quarter of fiscal year 2002 to $739,000 during the current quarter. Returns from interest-bearing cash, cash equivalents, and short-term investments represent the majority of the activity for the three and six months ended September 30, 2002 and 2001. The decline in our interest income and other, net for both the three and six month periods ended September 30, 2002 is primarily due to lower yields on our cash, cash equivalent, and short-term investment balances as compared to the corresponding periods in the prior fiscal year.

Gain (loss) on investments.     We have historically held certain investments in the preferred stock of certain companies that are accounted for on the cost basis. Impairment losses are recognized on these investments when we determine that there has been a decline in the carrying amount of the investment that is other than temporary. During the first quarter of fiscal year 2003, we recorded impairment losses on these cost-basis investments of $400,000. During the three and six months ended September 30, 2001, we recorded impairment losses on strategic investments of $241,000 and $6.9 million, respectively. The impairment losses represented write offs or write downs of the carrying amount of these investments and were determined after considering, among other factors, the inability of the investee to obtain additional private financing, the suspension of an investee’s current operations, and the uncertain financial conditions of the investees. These losses were partially offset by funds received of $339,000, representing our portion of the liquidated assets of an investee previously written off. We did not have any remaining cost basis investments recorded on our condensed consolidated balance sheet at September 30, 2002.

MACROMEDIA, INC. AND SUBSIDIARIES

During the quarter ended September 30, 2002, we received funds totaling approximately $53,000, representing our portion of the liquidated assets of an investee, which was written off during previous quarters in accordance with our policy. The return offset the $400,000 impairment losses recorded during the first three months of fiscal year 2003, and accordingly, resulted in net loss of $347,000 on investments for the six months ended September 30, 2002.

At September 30, 2002 and 2001, we held common stock in two companies classified as available-for-sale investments. During the first quarter of fiscal year 2003, we wrote off one of these investments, which resulted in a charge of approximately $403,000. The write off resulted from the severe and continued decline in the investee’s common stock price, viewed as other than temporary. At September 30, 2002, we continued to hold shares of common stock in both investees with a net carrying value of $30,000.

Loss on equity affiliate.    We recorded losses from our equity affiliate, AtomShockwave, of $9.2 million and $36.0 million for the three and six months ended September 30, 2001, respectively. The charges reflected our share of AtomShockwave’s losses recorded in each respective period, as well as the write down of our investment and the write off of certain receivables in the prior fiscal year. Our investment balance in AtomShockwave since September 30, 2001 has been zero. Accordingly, we have not recognized our share of AtomShockwave’s losses since September 30, 2001, although we held approximately 40% of the outstanding voting shares of AtomShockwave at September 30, 2002.

Litigation settlements.    We entered into a settlement agreement with Adobe Systems Incorporated (“Adobe”) on July 29, 2002, whereby the outstanding patent claims between the Adobe and Macromedia were dismissed with prejudice. Accordingly, our condensed consolidated financial statements at June 30, 2002 reflect the reversal of the $2.8 million in damages originally awarded by the courts to Adobe and previously recorded as an accrued liability our fiscal year 2002 consolidated financial statements.

On August 30, 2001, we signed a memorandum of understanding with lead plaintiffs that tentatively resolved securities litigation pending against us and certain of our former officers and directors since 1997. The settlement amount was $48.0 million, of which, $19.5 million was recovered from insurance, net of reimbursable legal fees and subject to a reservation by one insurer to seek reimbursement of its $5.0 million settlement contribution.

Benefit (provision) for income taxes.    We recorded income tax provisions of $643,000 and $1.3 million for the three and six months ended September 30, 2002. During the three and six months ended September 30, 2001, we recorded a tax provision of $417,000 and a benefit of $828,000, respectively. Although we realized losses before income taxes for the three and six months ended September 30, 2002, we recorded a provision due to taxable income in certain foreign jurisdictions where we operate. During the first six months of fiscal year 2002, we recorded a tax benefit primarily due to the recognition of deferred tax assets that we continue to believe will be realized through future taxable income.

At September 30, 2002, we had available federal and state net operating loss carryforwards of $509.1 million and $417.2 million, respectively. We also had unused research credit carryforwards of $30.2 million and $23.8 million for federal and state tax purposes, respectively. If not utilized, net operating loss and federal research credit carryforwards will expire through 2023. The California research credits may be carried forward indefinitely.

MACROMEDIA, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

At September 30, 2002, we had cash, cash equivalents, and short-term investments of $193.7 million, a 20% increase from the March 31, 2002 balance of $162.0 million. Working capital increased to $145.4 million at September 30, 2002, a 24% increase from the March 31, 2002 balance of $116.9 million.

Cash provided by operating activities for the six months ended September 30, 2002 was $21.5 million, as compared to cash used in operating activities of $16.1 million during the same period a year ago. During the six months ended September 30, 2002 cash provided by operating activities resulted primarily from adjusting our net loss for non-cash depreciation and amortization expense of $16.0 million; impairment of long-lived assets of $19.0 million, primarily resulting from a $17.3 million impairment of our developed technology intangible asset and a $1.7 million impairment of internally developed software previously capitalized; and net decreases in other operating assets and liabilities of $600,000, including payments against our restructuring accrual. Cash used in operating activities for the six months ended September 30, 2001 was primarily due to our net loss of $182.5 million, partially offset by adjustments for non-cash charges, namely depreciation and amortization, loss on equity affiliate and changes in other operating assets and liabilities.

Cash provided by investing activities for the six months ended September 30, 2002 was $48.3 million, as compared to cash used in investing activities of $3.7 million during the same period of the prior fiscal year. During the six months ended September 30, 2002, cash provided by investing activities was primarily due to net maturities and sales of short-term investments of $49.5 million partially offset by capital expenditures of $3.8 million. Cash used in investing activities for the six months ended September 30, 2001 related to purchases of property and equipment partially offset by net maturities and sales of short-term investments and collections of other investing items. We anticipate spending $5.0 million to $7.0 million on capital expenditures during the remainder of fiscal year 2003.

Cash provided by financing activities for the six months ended September 30, 2002 was $11.6 million, as compared to $7.1 million during the same period last year. Cash provided by financing activities during the six months ended September 30, 2002 and 2001, was due to proceeds received from the exercise of common stock options. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

We expect that for the foreseeable future our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least September 30, 2003. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks of product returns; risks associated with investment in international sales operations; our ability to successfully manage our operating costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations”.

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

MACROMEDIA, INC. AND SUBSIDIARIES

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales, operating expenses, and asset balances primarily denominated in the Euro, Japanese Yen, and British Pound. At September 30, 2002, the net notional amount of forward contracts outstanding amounted to $29.9 million, related to the Euro, Japanese Yen, and British Pound (see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Commitments.    Our principal commitments at September 30, 2002 consisted of obligations under operating leases for facilities, technology license agreements, and letter of credit arrangements.

Leases — We lease office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, we sublease certain office space that we do not expect to occupy prior to lease termination.

Royalties — We have entered into license agreements with third parties whose products or technologies are embedded in our software products. These license agreements generally provide for either fixed annual payments or royalties on a per-unit basis.

Letters of credit and restricted cash. We held letters of credit from financial institutions totaling approximately $12.3 million and $12.7 million at September 30, 2002 and March 31, 2002, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. We pledged as security in trust for certain of the letters of credit approximately $10.9 million and $11.4 million of cash at September 30, 2002 and March 31, 2002, respectively. These funds were invested in a certificate of deposit and are classified as restricted cash on our condensed consolidated balance sheets.

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

Pro Forma Results

Our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K filed with the Securities and Exchange Commission contain consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we also report our quarterly and annual financial results on a pro forma basis to the investing public. We believe our pro forma results have value in assessing our financial performance. Our pro forma results exclude certain non-cash and unusual items, allowing us to isolate our financial results to certain core functions of our operations.

Although we deem them to be meaningful, pro forma results do not necessarily provide a comprehensive reflection of our condensed consolidated operating results or financial position in accordance with GAAP. In addition, our pro forma results may include different adjustments than those employed by other companies, and therefore, comparisons of other companies’ pro forma results may not be meaningful. As a result, we strongly encourage all of our current and prospective investors to carefully read and review our consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, cash flows, and the accompanying notes included in our Annual Reports on Form 10-K and our unaudited Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

MACROMEDIA, INC. AND SUBSIDIARIES

The following tables reconcile our GAAP operating results to results on a pro forma basis for the three and six month periods ended September 30, 2002 and 2001:

	For the Three Months Ended September 30, 2002			For the Three Months Ended September 30, 2001
	GAAP	Adjustments*	Pro Forma*	GAAP	Adjustments**	Pro Forma**
	(In thousands)
Net revenues	$85,407	$—	$85,407	$87,086	$—	$87,086
Cost of revenues	7,662	(15)	7,647	9,887	(18)	9,869

Gross profit	77,745	15	77,760	77,199	18	77,217

Operating expenses:
Sales and marketing	35,442	(43)	35,399	45,806	(49)	45,757
Research and development	23,674	(31)	23,643	27,540	(37)	27,503
General and administrative	9,761	(9)	9,752	9,887	(10)	9,877
Impairment of intangible assets	17,316	(17,316)	—	—	—	—
Amortization of intangible assets	3,364	(3,364)	—	28,448	(28,448)	—

Total operating expenses	89,557	(20,763)	68,794	111,681	(28,544)	83,137

Operating income (loss)	(11,812)	20,778	8,966	(34,482)	28,562	(5,920)

Other income (expense):
Interest income and other, net	739	—	739	1,752	—	1,752
Gain on non-marketable investments	53	(53)	—	98	(98)	—
Loss on equity affiliate	—	—	—	(9,155)	9,155	—
Litigation settlement	—	—	—	(28,500)	28,500	—

Total other income (expense)	792	(53)	739	(35,805)	37,557	1,752

Income (loss) before income taxes	(11,020)	20,725	9,705	(70,287)	66,119	(4,168)
Provision for income taxes	(643)	(1,298)	(1,941)	(417)	1,251	834

Net income (loss)	$(11,663)	$19,427	$7,764	$(70,704)	$67,370	$(3,334)

*
The adjustments for the three months ended September 30, 2002 represent the reversal of non-cash compensation expense, amortization and impairment of intangible assets, and gain on non-marketable investments. Pro forma results reflect an effective tax provision of 20 percent.

**
The adjustments for the three months ended September 30, 2001 represent the reversal of non-cash compensation expense, amortization of intangible assets, gain on non-marketable investments, loss on equity affiliate, and litigation settlement. Pro forma results reflect an effective tax benefit (provision) of 20 percent.

MACROMEDIA, INC. AND SUBSIDIARIES

	For the Six Months Ended September 30, 2002			For the Six Months Ended September 30, 2001
	GAAP	Adjustments*	Pro Forma*	GAAP	Adjustments**	Pro Forma**
	(In thousands)
Net revenues	$169,096	$—	$169,096	$175,829	$—	$175,829
Cost of revenues	18,168	(31)	18,137	21,024	(30)	20,994

Gross profit	150,928	31	150,959	154,805	30	154,835

Operating expenses:
Sales and marketing	72,820	(86)	72,734	94,427	(82)	94,345
Research and development	50,046	(62)	49,984	57,486	(61)	57,425
General and administrative	20,374	(18)	20,356	22,623	(17)	22,606
Restructuring expenses	—	—	—	39,539	(39,539)	—
Impairment of intangible assets	17,316	(17,316)	—	—	—	—
Amortization of intangible assets	6,728	(6,728)	—	57,513	(57,513)	—

Total operating expenses	167,284	(24,210)	143,074	271,588	(97,212)	174,376

Operating income (loss)	(16,356)	24,241	7,885	(116,783)	97,242	(19,541)

Other income (expense):
Interest income and other, net	1,887	—	1,887	4,578	—	4,578
Loss on non-marketable investments	(750)	750	—	(6,585)	6,585	—
Loss on equity affiliate	—	—	—	(36,016)	36,016	—
Litigation settlements	2,822	(2,822)	—	(28,500)	28,500	—

Total other income (expense)	3,959	(2,072)	1,887	(66,523)	71,101	4,578

Income (loss) before income taxes	(12,397)	22,169	9,772	(183,306)	168,343	(14,963)
Benefit (provision) for income taxes	(1,250)	(704)	(1,954)	828	2,165	2,993

Net loss	$(13,647)	$21,465	$7,818	$(182,478)	$170,508	$(11,970)

*
The adjustments for the six months ended September 30, 2002 represent the reversal of non-cash compensation expense, amortization and impairment of intangible assets, net loss on non-marketable investments, and a litigation settlement. Pro forma results reflect an effective tax provision of 20 percent

**
The adjustments for the six months ended September 30, 2001 represent the reversal of non-cash compensation expense, amortization of intangible assets, net loss on non-marketable investments, loss on equity affiliate, and a litigation settlement. Pro forma results reflect an effective tax benefit of 20 percent.

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

MACROMEDIA, INC. AND SUBSIDIARIES

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

General economic conditions — In recent quarters, our operating results have been adversely affected by the general economic slowdown as well as reduced information technology and Web developer spending worldwide. The cost-cutting initiatives implemented by some of the users of our products and services may reduce or stagnate the demand for our products, including our new product or version releases, until the economic conditions significantly improve.

In addition, a substantial portion of our business and revenues depend on the continued growth of the Internet and on the utilization of our products by customers that depend on the growth of the Internet. Our business has been adversely impacted as a result of the continued economic slowdown and the reduction in information technology spending, and declines in spending on Web-based and server-based software products. To the extent the economic slowdown and reduction in capital spending continue to adversely affect spending, we could continue to experience material adverse effects on our business, operating results, and financial condition.

Our new product and version releases may not be successful — A substantial portion of our revenues is derived from license sales of new products, as well as sales to existing licensees. The success of new products and new versions of existing products, including our new MX family of products, depends on the timing, market acceptance, and performance of such new product or new version releases. In the past we have experienced delays in the development of new products and enhancement of existing products and such delays may occur in the future. If we are unable, due to resource constraints or technological reasons, to develop and introduce products in a timely manner, such inability could have a significant adverse effect on our results of operations, including, in particular, our quarterly results. In addition, market acceptance of our new product or new version releases will be dependent on our ability to include functionalities and usability in such releases that address the requirements of the user base. We must update our existing products, services and content to keep them current with changing technology, competitive offerings and consumer preferences and must develop new products, services and content to take advantage of new technologies that could otherwise render our existing products, or existing versions of such products, obsolete. Furthermore, our new product or version releases may contain undetected errors or “bugs”, which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, such releases may not properly guard against harmful or disruptive codes, including “virus” codes, which may target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of market share, diversion of development resources, injury to our reputation, or damage to our efforts to build positive brand awareness, any of which could have a material adverse effect on our business, operating results, and financial condition. If we do not ship new products or new versions of our existing products as planned, if new product or version releases do not achieve market acceptance, or if new products or version releases fail to perform properly, our results of operations could be materially adversely affected.

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

MACROMEDIA, INC. AND SUBSIDIARIES

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

Risks associated with our international operations — International revenues accounted for approximately 37% of our consolidated net revenues for the six months ended September 30, 2002 and 2001, respectively. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign languages. In addition, we have, and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. International business and operations are subject to a number of special risks, including: (1) foreign government regulation, (2) reduced intellectual property protections, (3) general geopolitical risks such as political and economic instability, hostilities with neighboring countries, and changes in diplomatic and trade relationships, (4) more prevalent software piracy, (5) unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions, (6) longer payment cycles, (7) greater difficulty in collecting accounts receivable, (8) potentially adverse tax consequences, (9) the burdens of complying with a variety of foreign laws, (10) foreign currency risk, and (11) difficulties in staffing and managing foreign operations. Additionally, we are uncertain whether the recent weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation, liquidity problems, and political and military hostilities in these regions.

Furthermore, we enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen, and British Pound. At September 30, 2002, the notional amount of forward contracts outstanding amounted to $29.9 million, primarily related to the Euro and Japanese Yen. There can be no assurance that such contracts will adequately manage our exposure to currency fluctuations.

We are dependent on our distributors — A substantial majority of our revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, and retail dealers. Domestically, our products are sold primarily through distributors, VARs, and OEMs. One distributor, Ingram Micro, accounted for approximately 29% and 30% of our consolidated net revenues for the three and six months ended September 30, 2002, respectively. The loss of a relationship with, or a significant reduction in sales volume to, a significant distributor or reseller, could have a material adverse effect on our results of operations.

In addition, while our products are distributed through different levels of distribution channels, we maintain direct contractual relationships with primarily the first-tier distributors, generally relying on such distributors to manage the relationship with second-tier distributors and resellers with respect the distribution, marketing, and promotion of our licenses. Although we receive periodic reports from most of the distributors and resellers of our products, our reliance on our first-tier distributors to assist us in managing the lower level distribution channels limits our ability to (i) anticipate and respond to excess inventory accrual of, or change in demand for, our products by a specific lower-tier distributor or reseller, (ii) directly manage the marketing or promotion of our products by such lower-tier distributor or reseller and (iii) monitor the adequacy of training received with respect to our products by employees of such lower-tier distributor or reseller. Therefore, if our first-tier distributors are unable to continue to effectively assist us in managing the lower-tier distribution channels, the demand for, and reputation of, our products may decrease and our operations and our financial results may be materially and adversely effected.

MACROMEDIA, INC. AND SUBSIDIARIES

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

Cost controls could adversely impact our business — In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our prior acquisitions and to better align our cost structure with the weaker business environment. The failure to achieve these cost savings could have a material adverse effect on our financial condition. Moreover, even if we are successful with these efforts and generate the anticipated cost savings, there can be no assurance that these actions will not adversely impact our employee morale and productivity and our business and results of operations.

We face intense competition — The markets for all of our product lines are highly competitive. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. Our development tools compete directly and indirectly with products from major vendors including Microsoft Corporation, International Business Machines Corp., and Adobe. Our server products compete in a highly competitive and rapidly changing market for application server technologies. With respect to our server products, we compete directly with Microsoft Corporation, International Business Machines Corp., BEA Systems, Inc., and Sun Microsystems, Inc. Introduction of new products or functionalities in current products by our company or by another company may intensify our current competitive pressures. In addition, several of our current and potential competitors have greater financial, marketing, technical, and intellectual property resources than we do.

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

Dependence on third party manufacturer, service providers and developers — We rely primarily on a single independent third party to assemble and distribute our products. If there is a temporary or permanent disruption of our supply from such manufacturer, we may not be able to replace the supply in sufficient time to meet the demand for our products. Any such failure to meet the demand for our products would adversely affect our revenues and might cause some users to purchase licenses to our competitors’ products to meet their requirements.

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

MACROMEDIA, INC. AND SUBSIDIARIES

Moreover, we have, and may continue to, outsource specific development and quality assurance activities for certain of our products. If such third-party developers are not able to complete the development activities on time, the release of the corresponding new product or a new version may be delayed. In addition, since we are unable to control the development activities outsourced by us to third parties, the portions of our product developed by such third parties may contain significant errors or “bugs”.

We may not be able to defend or enforce our intellectual property rights adequately — Because we are a software company, our business is dependent on our ability to protect our intellectual property rights. We rely on a combination of patent, copyright, trade secret, and trademark laws, as well as employee and third party nondisclosure agreements and license agreements, to protect our intellectual property rights and products. Policing unauthorized use of products and fully protecting our proprietary rights are difficult, and we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. In addition, effective patent, copyright, trade secret, and trademark protection may not be available in every country in which our products are distributed. In particular, while we are unable to determine the exact extent of piracy of our software products, software piracy may depress our revenues. While this would also adversely affect domestic revenue, revenue loss from piracy of our software products is believed to be even more significant outside of the United States, particularly in countries where laws are less protective of intellectual property rights.

We are subject to intellectual property litigation — We are currently, and may be involved in legal disputes relating to the validity or alleged infringement of our, or of a third party’s, intellectual property rights. Intellectual property litigation is typically extremely costly, unpredictable, and can be disruptive to our business operations by diverting the attention and energies of our management and key technical personnel. In addition, any adverse decisions, including injunctions or damage awards entered against us, could subject us to significant liabilities, require us to seek licenses from others, prevent us from manufacturing or licensing certain of our products, or cause severe disruptions to our operations or the markets in which we compete, any one of which could dramatically impact our business and results of operations.

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

Risk associated with acquisitions — We have entered into business combinations with other companies in the past and may make additional acquisitions in the future. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in dilution to existing stockholders, if stock or stock options are issued, or debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations, and liquidity. Accordingly, any future acquisitions could result in a material adverse effect on our results of operations.

Future impairment assessments on certain intangible assets may result in additional impairment charges — On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Accordingly, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized but instead reviewed at least annually for impairment. Significant

MACROMEDIA, INC. AND SUBSIDIARIES

changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these intangible assets. In particular, if there is (1) a significant and other than temporary decline in the market value of our common stock, (2) a decrease in the market value of a particular asset, and (3) operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Adverse economic conditions may affect our ability to sublease vacated portions of properties held under sublease — We lease 299,000 square feet of space in San Francisco, on leases which expire between July 2004 and June 2010, of which 109,000 square feet of space is not currently occupied by us and is currently subleased or being marketed for sublease. Furthermore, we lease approximately 350,000 square feet of space in Newton, Massachusetts, which expires in June 2010, of which 262,000 square feet is currently subleased or being marketed for sublease. We also lease 55,000 square feet at a facility in Richardson, Texas, of which 27,000 square feet is currently being marketed for sublease. Any future reductions in operations, including staff reductions, may result in us vacating additional portions of properties held under operating leases prior to the expiration of the corresponding lease agreements. The general adverse economic conditions in the areas in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. If the adverse economic and real estate conditions continue, or if we are unable to successfully market and sublease excess facilities on terms acceptable to us, we may be unable to sublease our excess leased properties, or we may not meet our expected estimated levels of subleasing income, and our results of operations could be negatively affected.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

We invest our cash, cash equivalents, and short-term investments in a variety of financial instruments, consisting primarily of U.S. Dollar denominated commercial paper, interest-bearing bank accounts with financial institutions, money market funds, and highly liquid debt securities of corporations, municipalities, and the U.S. Government and its agencies. Cash balances in foreign currencies overseas are primarily invested in interest-bearing bank accounts with financial institutions.

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

MACROMEDIA, INC. AND SUBSIDIARIES

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

Our exposure to foreign exchange rate fluctuations arises from the sale of products internationally in foreign currencies, and from expenses in foreign currencies to support those sales. We have a risk management program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of foreign exchange forward contracts in certain currencies, primarily the Euro, Japanese Yen, and British Pound. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. Under this program, increases or decreases in our foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the income statement impact of significant foreign currency exchange rate movements. We do not use foreign currency contracts for speculative or trading purposes.

We sell our products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen, and British Pound. We regularly enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. Effective February 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption, we did not designate any forward contracts as SFAS No. 133 hedges and did not record any transition adjustments.

Cash Flow Hedging.    We sell products internationally in foreign currencies, and recognize expenses in foreign currencies to support those revenues. In fiscal year 2003, we began designating and documenting forward contracts related to forecasted transactions as cash flow hedges, and as a result, we began applying hedge accounting for these contracts. The critical terms of the forward contracts and the underlying transactions are matched at inception, and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges accumulated in other comprehensive income (“OCI”). We record any ineffective portion of the hedging instruments in other income (expense) on our condensed consolidated statements of operations, which was immaterial for the three and six month periods ended September 30, 2002. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from OCI to other income (expense) at that time. All values reported in OCI at September 30, 2002 will be reclassified to earnings in eight months or less. At September 30, 2002, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

MACROMEDIA, INC. AND SUBSIDIARIES

Balance Sheet Hedging.    We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At September 30, 2002, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

Our outstanding forward contracts at September 30, 2002 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at September 30, 2002 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount	Weighted Average Forward Rates
	(In thousands, except weighted average forward rates)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$12,369	0.97
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar /pay YEN)	2,330	121.31
British Pound (“GBP”) (contracts to receive GBP/pay U.S. Dollar)	(1,399)	1.55

	$13,300

Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$11,082	0.92
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar /pay YEN)	7,251	122.33
British Pound (“GBP”) (contracts to receive GBP/pay U.S. Dollar)	(1,719)	1.56

	$16,614

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

MACROMEDIA, INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On July 17, 2002, Macromedia and Adobe Systems Incorporated (“Adobe”) entered into a settlement agreement (the “Settlement Agreement”) that resolved certain patent litigation pending between them. The history of the litigation is as follows: On August 10, 2000, Adobe filed suit against us in the United States District Court for the District of Delaware (Case No. 00-743-JJF). On September 18, 2000, Adobe filed a first amended complaint in the same action. In the first amended complaint, Adobe alleged that certain of our products infringe U.S. Patents Nos. 5,546,528 and 6,084,597. On September 27, 2000, we answered the first amended complaint by denying the allegations and filing counterclaims against Adobe seeking a declaration that Adobe’s patents are invalid and unenforceable, and alleging infringement of three of its patents. In particular, we alleged infringement of U.S. Patent No. 5,467,443 (“the ‘443 patent”) by at least the Adobe Illustrator product and U.S. Patents Nos. 5,151,998 and 5,204,969 (“the ‘998 and ‘969 patents”) by the Adobe Premiere product. On October 17, 2000, Adobe filed its answer denying the allegations of our counterclaims. On March 28, 2002, Adobe’s claims relating to U.S. Patent No. 6,084,597 were dismissed by stipulation.

Trial on Adobe’s remaining claims relating to U.S. Patent No. 5,546,528 (“the ‘528 patent”) was held on April 29, 2002 through May 2, 2002. On May 2, 2002, the jury in that trial found that we willfully infringed Adobe’s ‘528 patent, that the ‘528 patent was valid, and awarded damages of $2.8 million to Adobe. Adobe also claimed that Macromedia Flash MX software product infringes the ‘528 patent. The Court ordered a separate trial of Adobe’s claims relating to our Macromedia Flash MX software product. Trial on our counterclaims for infringement of the ‘443, ‘998, and ‘969 patents then proceeded before a separate jury on May 6, 2002 through May 10, 2002. On May 10, 2002, the jury found that Adobe willfully infringed our patents and that all but the ‘998 patent were valid. The jury awarded damages of $4.9 million to us. The Court subsequently set aside the jury’s invalidity determination as to the ‘998 patent. Pursuant to the Settlement Agreement, each of such Adobe claims and Macromedia claims noted above have been dismissed with prejudice. Accordingly, our condensed consolidated financial statements reflect the reversal of the $2.8 million in damages originally recorded on our March 31, 2002 consolidated financial statements in accordance with SFAS No. 5, Accounting for Contingencies.

On October 19, 2001, we filed suit in the United States District Court for the Northern District of California in San Francisco against Adobe (Case No. C01-3940-SI). In that suit, we alleged that certain of Adobe’s products, including Adobe’s GoLive and Photoshop software, infringe U.S. Patent No. 5,845,299 (“the ‘299 patent”), entitled “Draw-based Editor for Web Pages,” and that certain of Adobe’s products, including GoLive, infringe U.S. Patent No. 5,911,145 (“the ‘145 patent”), entitled “Hierarchical Structure Editor for Websites”. The complaint further alleged that Adobe had been on notice of these patents since 1999, and that its infringement had been willful. Pursuant to the Settlement Agreement, our claims relating to the ‘299 patent and the ‘145 patent have been dismissed with prejudice.

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

MACROMEDIA, INC. AND SUBSIDIARIES

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

On April 11, 2001, Allaire, after it was merged into Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. On September 25, 2001, the Court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action. Although the Class Action and Kassin are in their early stages and Macromedia is not able to predict the outcome of the litigation at this time, we intend to defend these claims vigorously. We anticipate discovery on this matter will commence in the near future.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The following proposals were submitted to a vote of, and adopted by stockholders at the 2002 Annual Meeting of Stockholders on July 18, 2002:

1.	Stockholders approved the proposal to elect seven (7) directors for one-year terms. The vote tabulation for individual directors is as follows:

Director	Votes For	Votes Withheld
Robert K. Burgess	50,545,720	2,966,955
Mark D. Kvamme	49,525,949	3,980,726
John (Ian) Giffen	49,527,693	3,978,982
Donald L. Lucas	50,244,051	3,262,624
William H. Harris, Jr.	50,480,043	3,026,632
William B. Welty	50,242,471	3,264,204
Robert A. Kotick	50,480,819	3,025,856

There were no broker non-votes.

2.
Stockholders approved the proposal to adopt the Macromedia 2002 Equity Incentive Plan authorizing Macromedia to reserve 2,000,000 shares of Common Stock for issuance. The vote on this proposal was 27,876,905 for and 25,513,762 against with 116,008 abstaining and no broker non-votes.

MACROMEDIA, INC. AND SUBSIDIARIES

3.
Stockholders approved the proposal to ratify the selection of KPMG LLP as Macromedia’s independent auditors for the fiscal year ending March 31, 2003 by a vote of 51,032,238 for and 2,446,981 against, with 27,456 abstaining and no broker non-votes.

Item 5.    Other Information

The Audit Committee of Macromedia, Inc. has considered whether any reasonably anticipated non-audit services to be rendered by KPMG LLP during the course of fiscal year 2003 are compatible with maintaining KPMG LLP’s independence as auditors of the Company’s fiscal year 2003 consolidated financial statements, and have approved the anticipated non-audit services, maintaining that they would not impair KPMG LLP’s independence. The Audit Committee has approved the following non-audit services anticipated to be performed by KPMG LLP: tax consulting services, revenue assurance services, and audit of the Macromedia, Inc. 401(k) Employee Savings Plan for the plan year ending December 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(A)  Exhibits.

None.

(B)  Reports on Form 8-K:
a.
A Current Report on Form 8-K was filed by the Company on August 14, 2002 under Item 9. Under Item 9 of this report, the Company reported that its Chief Executive Officer and Chief Financial Officer had submitted certifications regarding the Company’s Quarterly Report on Form 10-Q pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

MACROMEDIA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2002	MACROMEDIA, INC.

	By:	/s/ ROBERT K. BURGESS
Robert K. Burgess Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ELIZABETH A. NELSON
Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

MACROMEDIA, INC. AND SUBSIDIARIES

CERTIFICATIONS

I, Robert K. Burgess, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macromedia, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12 , 2002	/s/ Robert K. Burgess Robert K. Burgess Chairman and Chief Executive Officer

MACROMEDIA, INC. AND SUBSIDIARIES

I, Elizabeth A. Nelson, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macromedia, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ Elizabeth A. Nelson Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary