Form 10-Q
period 2002-12-31
MACROMEDIA INC
filed 2003-02-10
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File No. 000-22688

MACROMEDIA, INC.

(A Delaware Corporation)

I.R.S. Employer Identification No. 94-3155026

600 Townsend Street

San Francisco, California 94103

(415) 252-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 62.2 million shares of Common Stock, $0.001 par value per common share, outstanding on February 7, 2003.

MACROMEDIA, INC. AND SUBSIDIARIES

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2002

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31, 2002	March 31, 2002
ASSETS

Current assets:

Cash, cash equivalents and short-term investments	$207,391	$161,971

Accounts receivable, net	26,366	24,181

Inventory	1,364	3,032

Prepaid expenses and other current assets	23,061	27,513

Total current assets	258,182	216,697

Property and equipment, net	38,389	49,189

Intangible assets, net	202,121	226,579

Restricted cash	10,922	11,409

Other non-current assets	7,923	13,964

Total assets	$517,537	$517,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,358	$6,719

Accrued liabilities	56,987	56,082

Accrued restructuring	7,864	12,224

Unearned revenues	28,015	24,791

Total current liabilities	97,224	99,816

Accrued restructuring, non-current	26,176	30,809

Other non-current liabilities	6,477	6,492

Total liabilities	129,877	137,117

Stockholders’ equity:

Common stock and additional paid-in capital, par value $0.001 per common share; 200,000 shares authorized; 62,195 and 60,987 shares issued at December 31, 2002 and March 31, 2002, respectively	746,730	734,816

Treasury stock at cost; 1,818 common shares at December 31, 2002 and March 31, 2002	(33,649)	(33,649)

Deferred stock compensation	—	(281)

Accumulated other comprehensive loss	(54)	(158)

Accumulated deficit	(325,367)	(320,007)

Total stockholders’ equity	387,660	380,721

Total liabilities and stockholders’ equity	$517,537	$517,838

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001

Net revenues	$82,598	$73,316	$251,694	$249,145

Cost of revenues	8,179	11,472	26,347	32,496

Gross profit	74,419	61,844	225,347	216,649

Operating expenses:

Sales and marketing	36,006	38,726	108,826	133,153

Research and development	20,967	26,553	71,013	84,039

General and administrative	7,731	10,157	28,105	32,780

Impairment of intangible assets	—	—	17,316	—

Amortization of intangible assets	414	28,530	7,142	86,043

Restructuring expenses	—	—	—	39,539

Total operating expenses	65,118	103,966	232,402	375,554

Operating income (loss)	9,301	(42,122)	(7,055)	(158,905)

Other income (expense):

Interest income and other, net	9499	968	2,836	5,546

Gain (loss) on non-marketable investments, net	602	200	(148)	(6,385)

Loss on equity affiliate	—	—	—	(36,016)

Gain on sale of acquired technology	1,000	—	1,000	—

Litigation settlements	(2,500)	—	322	(28,500)

Total other income (expense)	51	1,168	4,010	(65,355)

Income (loss) before income taxes	9,352	(40,954)	(3,045)	(224,260)

Provision for income taxes	(1,065)	(1,983)	(2,315)	(1,155)

Net income (loss)	$ 8,287	$ (42,937)	$ (5,360)	$ (225,415)

Net income (loss) per common share:
Basic	$0.14	$(0.74)	$(0.09)	$(3.89)

Diluted	$0.14	$(0.74)	$(0.09)	$(3.89)

Weighted average common shares outstanding used in calculating net income (loss) per common share:
Basic	60,330	58,360	59,980	57,945

Diluted	61,370	58,360	59,980	57,945

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2002	2001
Cash flows from operating activities:

Net loss	$(5,360)	$(225,415)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	21,042	116,273

Deferred income taxes	—	(1,081)

Impairment of long-lived assets, including intangible assets	19,018	13,437

Loss on non-marketable investments	803	7,015

Loss on equity affiliate	—	36,016

Changes in operating assets and liabilities:

Accounts receivable, net	(2,185)	19,616

Prepaid expenses and other current assets	6,905	2,941

Accrued liabilities and accounts payable	(1,636)	(29,111)

Accrued restructuring	(8,993)	16,479

Unearned revenues	3,224	4,654

Net cash provided by (used in) operating activities	32,818	(39,176)

Cash flows from investing activities:

Capital expenditures	(4,816)	(12,906)

Maturities and sales of available-for-sale short-term investments	108,341	92,289

Purchases of available-for-sale short-term investments	(65,109)	(114,654)

Proceeds from sale-leaseback	—	22,125

Other, net	5,649	1,950

Net cash provided by (used in) investing activities	44,065	(11,196)

Cash flows from financing activities:

Proceeds from issuance of common stock	11,915	16,100

Net cash provided by financing activities	11,915	16,100

Net increase (decrease) in cash and cash equivalents	88,798	(34,272)

Cash and cash equivalents, beginning of period	66,874	116,507

Cash and cash equivalents, end of period	$155,672	$82,235

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Macromedia, Inc. (the “Company” or “Macromedia”) provides software that empowers developers and designers to create and deliver effective user experiences on the Internet, fixed media, wireless devices, and digital devices. The Company’s integrated family of technologies enables the development of a wide range of Internet solutions including Websites, rich media content, and Internet applications across multiple platforms and devices.

The Company sells its products through a worldwide network of distributors, value-added resellers (“VARs”), its own sales force and Websites, and to original equipment manufacturers (“OEMs”). In addition, Macromedia derives revenues from software maintenance and technology licensing agreements.

2.	Basis of Presentation

The condensed consolidated financial statements at December 31, 2002 and March 31, 2002 and for the three-and-nine months ended December 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of Macromedia’s condensed consolidated financial position, operating results, and cash flows for the interim periods. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

These condensed consolidated financial statements have been prepared in accordance with the instructions for a report on Form 10-Q as required by the Securities and Exchange Commission, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2002. The results of operations for the three-and-nine months ended December 31, 2002 are not necessarily indicative of the results for the fiscal year ending March 31, 2003 or any other future periods.

3.	Non-Marketable Investments

The Company has historically held certain non-marketable investments in certain companies that are accounted for on the cost-basis. Impairment losses are recognized on these investments when the Company determines that there has been a decline in the fair market value of the investment that is other than temporary.

During the three months ended December 31, 2002, the Company received $602,000 in cash, resulting from a merger involving a non-marketable investee with a third party. The Company also received approximately 588,000 shares of Series B common stock in the acquiring company. In June 2001, the Company had previously written off this non-marketable investment in accordance with its accounting policy. The Company’s management has determined the estimated fair value of the newly acquired shares received in the current period to be insignificant. Accordingly, no cost basis for this non-marketable investment was recorded on the Company’s condensed consolidated balance sheet as of December 31, 2002. The cash received as a result of this merger was recorded as a gain on non-marketable investment during the three months ended December 31, 2002. During the first six months of fiscal year 2003, the Company also received funds totaling $53,000, representing its portion of the liquidated assets of another investee, which was also previously written off in accordance with

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s accounting policy. These gains were partially offset by impairment losses recorded in the first six months of fiscal year 2003 of $400,000, and accordingly, resulted in a net gain of $255,000 on non-marketable cost-basis investments for the nine months ended December 31, 2002. The Company did not have any remaining non-marketable cost-basis investments recorded on its condensed consolidated balance sheet at December 31, 2002.

At December 31, 2002 and 2001, the Company also held common stock in two public companies that are accounted for as available-for-sale investments. During the first three months of fiscal year 2003, the Company wrote off one of these investments, which resulted in a charge of $403,000. The write off resulted from the severe and continued decline in the investee’s common stock price, viewed as other than temporary. At December 31, 2002, the net carrying value of the Company’s other available-for-sale investment was $45,000.

During the three-and-nine months ended December 31, 2001, the Company recorded impairment losses on non-marketable cost-basis investments of $91,000 and $7.0 million, respectively. These losses were partially offset by funds received of $291,000 and $630,000 during the three-and-nine months ended December 31, 2001, respectively, representing the Company’s portion of the liquidated assets of investees previously written off. The impairments represented write offs or write downs of the carrying amount of these non-marketable cost-basis investments recorded in accordance with the Company’s accounting policy.

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

The Company recorded losses from its equity affiliate, AtomShockwave, of $36.0 million during the nine months ended December 31, 2001. The charge reflected the Company’s share of AtomShockwave’s losses recorded in this period, as well as the write down of its investment and the write off of certain receivables. The Company’s investment balance in AtomShockwave since September 30, 2001 has been zero. The Company has not recognized its share of AtomShockwave’s losses since September 30, 2001, although it held approximately 35% of the outstanding voting shares of AtomShockwave at December 31, 2002.

6.	Intangible Assets

On April 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result of adopting this Standard, the Company no longer amortizes goodwill, which had a net book value of $198.9 million at both December 31, 2002 and March 31, 2002, including $15.8 million in assembled workforce that was reclassified to goodwill upon adoption of this Standard. However, under SFAS No. 142, the Company does continue to amortize its other intangible assets with estimated useful lives.

SFAS No. 142 also requires the Company to perform a transitional impairment test by assessing the fair value and recoverability of its goodwill upon adoption and at least once a year prospectively. The Company performed its transitional impairment test upon adoption of this Standard, which did not result in an impairment of the Company’s goodwill. The Company currently operates in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires the Company to assess whether goodwill should be allocated to operating levels lower than its Software segment (termed “reporting units”) for which

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discrete financial information is available and reviewed for decision-making purposes. In addition, the reporting unit would have economic characteristics different than the economic characteristics of the other components of the Software segment. Currently, the Company does not have any reporting units lower than its Software segment that meet the criteria set forth in SFAS No. 142.

The Company intends to assess the fair value and recoverability of its goodwill in the fourth quarter of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated under SFAS No. 142.

At September 30, 2002, the Company compared the unamortized capitalized cost of the developed technology associated with its fiscal year 2001 acquisition of Allaire Corporation (“Allaire”) to its net realizable value. This analysis was performed under the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As a result of this analysis, the Company recorded an impairment charge of $15.7 million for the developed technology asset. This charge represented the amount by which the carrying value of the developed technology asset exceeded its fair value, using the asset’s estimated net realizable value as the fair value.

As a result of the impairment of the developed technology asset, the Company also performed an impairment analysis on the trade name associated with its fiscal year 2001 acquisition of Allaire. The Company performed the analysis under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, initially comparing the estimated undiscounted cash flows of the trade name to its carrying value. As a result of this analysis, the Company recorded an impairment charge of $1.7 million for the trade name asset. This charge represented the amount by which the carrying value exceeded its fair value, estimated by calculating its discounted cash flows.

As a result of the impairment of the developed technology asset and trade name, the Company also performed an impairment analysis on its goodwill, and assessed the fair value and recoverability of its goodwill balance as of September 30, 2002. This analysis did not result in an impairment of the Company’s goodwill.

At December 31, 2002 and March 31, 2002, intangible assets consisted of the following (in thousands):

	December 31, 2002				March 31, 2002
	Gross	Accumulated Amortization	Impairments	Net	Gross	Accumulated Amortization	Net
Amortizable Intangible Assets:
Developed technology	$34,000	$(17,502)	$(15,665)	$833	$34,000	$(11,668)	$22,332
Trade name, trademark, and other intangible assets technology	7,762	(3,732)	(1,651)	2,379	7,762	(2,424)	5,338

	41,762	(21,234)	(17,316)	3,212	41,762	(14,092)	27,670
Unamortizable Intangible Assets:
Goodwill	198,909	—	—	198,909	278,747	(95,601)	183,146
Assembled workforce (1)	—	—	—	—	24,000	(8,237)	15,763

	198,909	—	—	198,909	302,747	(103,838)	198,909

	$240,671	$(21,234)	$(17,316)	$202,121	$344,509	$(117,930)	$226,579

(1)	The net assembled workforce balance of $15.8 million at March 31, 2002 was reclassified to goodwill effective April 1, 2002, as required by SFAS No. 142.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the impact of adopting SFAS No. 142 on net income (loss) and net income (loss) per common share as if SFAS No. 142 had been in effect throughout the three-and-nine month periods ended December 31, 2001:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(In thousands, except per share data)
Net income (loss)—as reported	$8,287	$(42,937)	$(5,360)	$(225,415)
Adjustments:
Amortization of goodwill	—	23,078	—	69,928
Amortization of assembled workforce	—	2,000	—	6,000

Net adjustments	—	25,078	—	75,928

Net income (loss)—as adjusted	$8,287	$(17,859)	$(5,360)	$(149,487)

Net income (loss) per common share—as reported
Basic and diluted	$0.14	$(0.74)	$(0.09)	$(3.89)

Net income (loss) per common share—as adjusted
Basic and diluted	$0.14	$(0.31)	$(0.09)	$(2.58)

Weighted average common shares outstanding used in calculating net income (loss) per common share
Basic	60,330	58,360	59,980	57,945

Diluted	61,370	58,360	59,980	57,945

The following table depicts the Company’s estimated future amortization charges from its intangible assets at December 31, 2002:

Years ending March 31,	Amortization Expense
(In thousands)
Remainder of fiscal year 2003	$414
2004	1,654
2005	454
2006	454
2007	236
7.	Accrued Restructuring

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with its fiscal year 2001 acquisition of Allaire and to better align its cost structure with the weaker business environment. During fiscal year 2002, the Company recorded restructuring expenses totaling $81.8 million.

Accruals associated with the fiscal year 2002 restructuring were recorded in accordance with Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), Emerging Issues Task Force No. 88-10, Costs Associated with Lease Modification or Termination, and Staff Accounting Bulletin No. 100, Restructuring

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Impairment Charges. Details of the restructuring accrual balances, cash payments, and restructuring adjustments recorded during the nine months ended December 31, 2002 are presented in the following table:

	Balance, March 31, 2002	Cash Payments	Restructuring Adjustments	Balance, December 31, 2002
	(In thousands)
Facilities	$41,988	$(8,216)	$—	$33,772
Severance and related costs	1,017	(777)	—	240
Other costs	28	—	—	28

	$43,033	$(8,993)	$—	$34,040

The accrual balance at December 31, 2002 associated with facilities primarily represented the estimated future costs of 13 facilities to either cancel or vacate operating leases as well as estimated demise and tenant improvement costs to sublease these facilities, net of deferred rent and estimated sublease income. The inclusion of these costs in the restructuring was a result of staff reductions and changes in the Company’s business. The Company expects to make future facility rent payments, net of estimated sublease income, on its contractual lease obligations for these facilities through the end of its obligation periods. These net payments will be recorded as a reduction to the Company’s restructuring accrual.

Under the fiscal year 2002 restructuring, the Company had workforce reductions whereby it terminated approximately 330 employees, primarily in North America and the United Kingdom, impacting all of its business functions. The expenses included severance, fringe benefits, and job placement costs. The accrual balance at December 31, 2002 included ongoing scheduled fringe benefit payments for these former employees. The Company expects to be substantially complete with these payments by March 31, 2003.

8.	Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen, and British Pound. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. During fiscal year 2002, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption, the Company did not designate any foreign exchange forward contracts as SFAS No. 133 hedges and did not record any transition adjustments.

Cash Flow Hedging.    In fiscal year 2003, the Company began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges, and as a result, the Company began applying hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the underlying transactions are matched at inception, and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (“AOCI”). The Company records any ineffective portion of the hedging instruments in other income (expense) on its condensed consolidated statements of operations, which was immaterial for the three-and-nine months ended December 31, 2002. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AOCI to revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to other income (expense) at that time. All values reported in AOCI at December 31, 2002 will be reclassified to operations in eight months or less. At December 31, 2002, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

The following table depicts cash flow hedge accounting activity as a component of AOCI for the nine months ended December 31, 2002 (in thousands):

Balance, March 31, 2002	$—
Net loss on cash flow hedges	(1,345)
Reclassifications to net revenues	1,036
Reclassifications to operating expenses	(55)

Balance, December 31, 2002	$(364)

Balance Sheet Hedging.    The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of other income (expense) on its condensed consolidated statements of operations. These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At December 31, 2002, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) from operations, unrealized gains and losses on short-term investments classified as available-for-sale, and unrealized gains and losses associated with the Company’s cash flow hedges. The following table sets forth the calculation of comprehensive income (loss), net of tax:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(In thousands)
Net income (loss)	$8,287	$(42,937)	$(5,360)	$(225,415)
Unrealized gain (loss) on short-term investments	251	94	468	(112)
Unrealized gain (loss) from cash flow hedges	(298)	—	(364)	—

Comprehensive income (loss)	$8,240	$(42,843)	$(5,256)	$(225,527)

10.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the treasury stock method by dividing net income for the period by the weighted average number of potentially dilutive common shares from options and warrants to purchase common stock.

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(In thousands, except per share data)
Basic weighted average number of common shares outstanding	60,330	58,360	59,980	57,945
Assumed conversion of dilutive stock options and warrants	1,040	—	—	—

Diluted weighted average number of common shares outstanding	61,370	58,360	59,980	57,945

Basic net income (loss) per common share	$0.14	$(0.74)	$(0.09)	$(3.89)
Diluted net income (loss) per common share	$0.14	$(0.74)	$(0.09)	$(3.89)

The table below presents potentially dilutive securities, primarily stock options, which are excluded from the diluted net income (loss) per common share calculation because their effects would be antidilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(In thousands)
Antidilutive securities	14,403	8,923	16,553	7,947

11.	Segments of an Enterprise and Related Information

During the three-and-nine month periods ended December 31, 2002 and 2001, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers developers and designers to create effective user experiences on the Internet. The Company’s chief executive officer is the chief operating decision maker and evaluates operating segment performance based on the net revenues and total operating expenses of the Software segment. As such, the Company’s Software segment performance represents all of the Company’s condensed consolidated statements of operations for the three-and-nine month periods ended December 31, 2002 and 2001.

The Company currently has two main product lines within its Software segment: Software Tools and Server Software. Training, maintenance, and other miscellaneous products revenues are included in other net revenues. Enterprise-wide net revenues by product line for the three-and-nine month periods ended December 31, 2002 and 2001 are disclosed in the following table:

Net Revenues	Software Tools	Server Software	Other	Total
	(In thousands)
Three Months Ended December 31, 2002	$67,564	$13,602	$1,432	$82,598
December 31, 2001	$54,980	$13,847	$4,489	$73,316
Nine months ended December 31, 2002	$203,827	$39,136	$8,731	$251,694
December 31, 2001	$183,903	$48,319	$16,923	$249,145

12.    Sale of Acquired Technology

During the three months ended December 31, 2002, the Company recorded a gain on the sale of acquired technology of $1.0 million. The net carrying value of the technology, which was previously acquired in

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

connection with the Company’s acquisition of Andromedia, Inc. during fiscal year 2000, had already been fully amortized on the Company’s condensed consolidated balance sheet as of the date of sale. This gain represented the amount by which the proceeds received exceeded the net carrying value of this asset. This gain was reported as a component of other income (expense) on the Company’s condensed consolidated statements of operations, as the transaction that resulted in the gain was not considered a component of its normal and on-going core business activities.

13.	Commitments and Contingencies

The Company’s principal commitments at December 31, 2002 consisted of obligations under operating leases for facilities, technology license agreements, and letter of credit arrangements.

Leases.    The Company leases office space and certain equipment under operating leases. In addition, Macromedia subleases certain office space that it does not expect to occupy prior to lease termination.

Technology Licenses.    The Company has entered into license agreements with third parties whose products or technologies are embedded in its software products. These license agreements generally provide for royalty payments on a fixed or per-unit basis.

Letters of Credit and Restricted Cash.    The Company held letters of credit from financial institutions totaling $12.3 million and $12.7 million at December 31, 2002 and March 31, 2002, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. The Company pledged as security in trust for certain of the letters of credit $10.9 million and $11.4 million of cash at December 31, 2002 and March 31, 2002, respectively. These funds were invested in a certificate of deposit and are classified as non-current restricted cash on the Company’s condensed consolidated balance sheets.

Legal.    On and after September 25, 2000, Allaire, prior to its acquisition by Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. In December, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. In February 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. In September 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on In November 2001, which asserted similar claims on behalf of a putative class of stockholders who purchased Allaire stock between December 7, 1999 and September 18, 2000. In June 2002 the Court denied defendants’ motion to dismiss the amended complaint. The Court has set the trial date for the Class Action to commence in November 2003. The parties have commenced discovery on this matter. Although the Class Action is in its early stage and Macromedia is not able to predict the outcome of the litigation at this time, the Company intends to defend this claim vigorously.

In April 2001, Allaire, after it was acquired by Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal

MACROMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. In May 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. In September 2001, the Court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action. As with the Class Action, Kassin is in its early stage and Macromedia is not able to predict the outcome of the litigation at this time. The Company intends to defend this claim vigorously.

14.	Litigation Settlements

The Company entered into a settlement agreement with Adobe Systems Incorporated (“Adobe”) in July 2002, whereby the outstanding patent claims between the parties were dismissed with prejudice. Accordingly, the Company’s condensed consolidated financial statements for the nine months ended December 31, 2002 reflect the reversal of the $2.8 million in damages originally awarded by the courts to Adobe and previously recorded as an accrued liability at March 31, 2002.

In fiscal year 2002, Macromedia, Inc. entered into a final judgment and settlement dismissing a complaint entitled Rosen et al. v. Macromedia, Inc. (“Rosen”). Under the settlement, the claims against Macromedia and all other defendants in the Rosen case and related state and federal cases were resolved without presumption or admission of any liability or wrongdoing. The settlement amount was $48.0 million, of which, $19.5 million was paid by insurance, net of reimbursable legal fees, and subject to a reservation of rights by RLI Corporation (“RLI”), one of the Company’s excess insurers, to seek reimbursement of its $5.0 million settlement contribution. In March 2002, RLI filed a complaint in the U.S. District Court for the Northern District of California against the Company and several of its present and former officers and directors for reimbursement of the $5.0 million settlement contribution made by RLI toward the settlement of Rosen (the “RLI Claim”). The complaint alleges that California Insurance Code Section 533 bars insurance coverage for the underlying settlement. The Company disputed such allegations, and filed counterclaims for breach of contract and breach of the implied covenant of good faith and fair dealing (the “Macromedia Counterclaims”).

The Company and RLI reached a settlement with respect with the RLI Claim with the Company reimbursing RLI $2.5 million. See Note 15, Subsequent Event.

15.	Subsequent Event

Subsequent to the Company’s press release issued on January 22, 2003 announcing its unaudited financial results for the three-and-nine months ended December 31, 2002, the Company and RLI reached a settlement with respect to the RLI Claim and the Macromedia Counterclaims, pursuant to which Macromedia and RLI will dismiss with prejudice the Macromedia Counterclaims and the RLI Claim, respectively, and Macromedia will reimburse RLI $2.5 million of the $5.0 million settlement contribution made by RLI toward the settlement of Rosen. Consistent with its policy of accounting for subsequent events, the Company has recorded the $2.5 million settlement in its condensed consolidated statements of operations for the three-and-nine months ended December 31, 2002.

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

Overview

Macromedia, Inc. provides software that empowers millions of developers and designers to create and deliver effective and compelling experiences on the Internet, fixed media, wireless devices, and digital devices. Our Macromedia MX family of products is an integrated suite of tools, servers, and client technology, which streamline the creation and delivery of everything from websites to rich Internet applications. During the nine months ended December 31, 2002, we operated in one business segment, the Software segment. As such, our Software segment performance reflects our condensed consolidated statements of operations for the three-and-nine month periods ended December 31, 2002.

In fiscal year 2003, we continued to launch new products and new versions of existing products, including our MX family of products: Macromedia Studio MX (including Dreamweaver MX, Macromedia Flash MX, Fireworks MX, and Macromedia FreeHand); Macromedia Dreamweaver MX; Macromedia Flash MX; Macromedia ColdFusion MX; and Macromedia Fireworks MX.

During the three months ended December 31, 2002, we launched Macromedia Director MX, the latest addition to the MX product family. In addition, we shipped Macromedia Contribute, a new product targeted at knowledge workers and content contributors, a new customer demographic for Macromedia.

The following table represents the core products in our major product lines:

Software Tools	Server Software
Macromedia Dreamweaver MX	Macromedia ColdFusion MX
Macromedia Flash MX	Macromedia JRun Server
Macromedia Fireworks MX	Macromedia Flash Communications Server MX
Macromedia FreeHand	Macromedia Flash Remoting MX
Macromedia Director MX
Macromedia Contribute

In addition, our Macromedia Flash Player is the most widely distributed rich client software on the Internet. This client software for the personal computing platform is distributed as downloads from our Websites at no charge.

MACROMEDIA, INC. AND SUBSIDIARIES

During the nine months ended December 31, 2002 our business continued to be negatively affected by the adverse worldwide economic conditions, including the worldwide reduction in information technology and Web developer spending. Accordingly, we have maintained our focus on controlling costs and realizing the cost reduction benefits from our fiscal year 2002 restructuring efforts. At the same time, we are continuing to invest in our research and development activities to enhance existing products and create new products to address new markets and customers.

As a result of our cost control efforts, our spending has continued to decline during the nine months ended December 31, 2002 as compared to the same period last year. For the foreseeable future, we anticipate focusing significant efforts on controlling our cost structure.

Critical Accounting Policies

We make certain estimates, assumptions, and judgments when preparing our condensed consolidated financial statements. These estimates, assumptions, and judgments can have a significant impact on our condensed consolidated financial statements including the value of certain assets and liabilities on our condensed consolidated balance sheets as well as the amounts of net revenues, operating income (loss), and net income (loss) on our condensed consolidated statements of operations. We have identified the following to be critical accounting policies to Macromedia: allowance for sales returns; restructuring expenses and related accruals; and impairment of goodwill and other intangible assets.

Allowance for sales returns. We sell our products through a worldwide network of distributions, value-added resellers (“VARs”), our own sales force and Websites, and to original equipment manufacturers (“OEMs”). In addition, we derive revenues from software maintenance and technology licensing agreements.

The primary sales channels into which we sell our boxed and volume-licensed products throughout the world are a network of distributors and VARs. Agreements with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products for boxed products that are generally limited to contractual amounts. Returns for stock rotation for our current products from distributors are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding the amount of the requested return. Distributors may typically return 100% of their inventory balance for obsolete product within a limited time after the release of a new version, provided they order new products for an amount equal to or exceeding the amount of the requested return. These agreements also contain specific product return privileges for volume-licensed products that are generally limited to order entry errors. As part of our revenue recognition practices, we have established an allowance for sales returns based upon future estimated returns. Product returns are recorded as a reduction of revenues and as a reduction of our accounts receivable on our condensed consolidated balance sheets.

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

In general, we would expect the allowance for sales returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and

MACROMEDIA, INC. AND SUBSIDIARIES

VARs seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and VARs would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end-user demand, which would result in a decrease in our allowance for sales returns.

In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and VARs in order to maintain inventory levels deemed by management to be appropriate. We generally estimate our allowance for sales returns based on channel inventory levels between four to eight weeks of expected sales by our first-tier distributors and VARs, based on the criteria noted above. We make these estimates based on channel inventory and sell through information we obtain principally from our first-tier distributors and VARs. Product returns from our first-tier distributors and VARs are also impacted by actual product returns they receive directly from lower tiers of distribution for which we receive limited inventory and sell through information. Accordingly, actual product returns in future periods may differ from our estimates and may have a material adverse effect on our net revenues and consolidated results of operations due to factors including, but not limited to, market conditions and product release cycles. At December 31, 2002, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

Restructuring expenses and related accruals.    In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our fiscal year 2001 acquisition of Allaire Corporation (“Allaire”) and to better align our cost structure with the weaker business environment. The $81.8 million charge recorded as a result of the restructuring primarily related to facility exit costs and employee termination and severance costs.

During fiscal year 2002, our restructuring expenses included costs related to canceling or vacating approximately 450,000 square feet of facility space held under our operating leases. These costs primarily related to the following: expenses for canceling or vacating facility operating leases as a result of staff reductions and changes in our business; demise and tenant improvement costs to sublease these facilities, net of deferred rent previously recorded by us; writing off the unamortized cost of abandoned fixed assets; employee termination and severance costs; and certain other related costs. Our restructuring expenses and accruals involved significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through third-party advisors. These estimates include: facility exit costs such as demise and lease termination costs; timing and market conditions of rental payments and estimated sublease income; and any fees associated with our restructuring expenses, such as brokerage fees.

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, market data in order to estimate the likelihood, timing, term, and lease rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control, and include: future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts; Northern California; Bracknell, United Kingdom; Richardson, Texas; and Minneapolis, Minnesota; the financial condition of potential sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement; and estimated costs associated with canceling or vacating such facility leases. At December 31, 2002, we estimated future sublease income and costs associated with terminating certain leases on excess facilities of $29.8 million in connection with restructured facilities held under operating leases. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our condensed consolidated balance sheet at December 31, 2002. Actual results may differ significantly from our estimates, and as such, may require adjustments to our restructuring accrual and operating results in future periods. At December 31, 2002, there

MACROMEDIA, INC. AND SUBSIDIARIES

were no material changes in market conditions or assumptions used in the evaluation of our restructuring accruals when compared to factors evaluated at March 31, 2002. Accordingly, no adjustments were made to our restructuring accrual during the nine months ended December 31, 2002.

The commercial real estate markets where we have significant operating lease obligations may continue to experience weakening demand and excess capacity. Should these commercial real estate markets deteriorate further, we may not be able to find acceptable tenants at the rates or the timing that we used in estimating our restructuring accrual. Our Newton Massachusetts lease is our most significant lease obligation for approximately 350,000 square feet. Costs associated with a significant portion of the leased space in Newton were used in establishing our restructuring estimates.

Impairment of goodwill and other intangible assets.    On April 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result of adopting this Standard, we no longer amortize goodwill, which had a net book value of $198.9 million at both December 31, 2002 and March 31, 2002, including $15.8 million in assembled workforce that was reclassified to goodwill upon adoption of the Standard. However, under SFAS No. 142 we will continue to amortize our other intangible assets with estimated useful lives.

SFAS No. 142 also requires us to perform a transitional impairment test by assessing the fair value and recoverability of our goodwill upon adoption and at least once a year prospectively. We performed our transitional impairment test upon adoption of this Standard, which did not result in an impairment of our goodwill. We currently operate in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires us to assess whether goodwill should be allocated to operating levels lower than our Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. In addition, the reporting unit would have economic characteristics different than the economic characteristics of the other components of the Software segment. Currently, we do not have any reporting units lower than our Software segment that meet the criteria set forth in SFAS No. 142.

We intend to assess the fair value and recoverability of goodwill in the fourth quarter of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated under SFAS No. 142.

At September 30, 2002, we compared the unamortized capitalized cost of the developed technology associated with our fiscal year 2001 acquisition of Allaire to its net realizable value. This analysis was performed under the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As a result of this analysis, we recorded an impairment charge of $15.7 million for the developed technology asset. This charge represented the amount by which the carrying value of the developed technology asset exceeded its fair value, using the asset’s estimated net realizable value as the fair value.

As a result of the impairment of our developed technology asset, we also performed an impairment analysis on the trade name associated with our fiscal year 2001 acquisition of Allaire. We performed our analysis under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, initially comparing the estimated undiscounted cash flows of the trade name to its carrying value. As a result of this analysis, we recorded an impairment charge of $1.7 million for the trade name asset. This charge represented the amount by which the carrying value exceeded its fair value, estimated by calculating its discounted cash flows.

As a result of the impairment of the developed technology asset and trade name, we also performed an impairment analysis on our goodwill, and assessed the fair value and recoverability of the goodwill balance as of September 30, 2002. This analysis did not result in an impairment of our goodwill.

MACROMEDIA, INC. AND SUBSIDIARIES

We will continue to evaluate whether any event has occurred that might indicate that the carrying value of an intangible asset is not recoverable. Changes in market conditions and other business indicators could give rise to factors that would require us to assess whether any of our intangible assets are impaired. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these assets. In particular, if there is a significant and other than temporary decline in the market value of our common stock, a decrease in the market value of a particular asset, or operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Recent Developments

Subsequent to our press release issued on January 22, 2003 announcing our unaudited financial results for the three-and-nine months ended December 31, 2002, information became available to us concerning facts and circumstances that, consistent with our policy of accounting for subsequent events, resulted in the unaudited condensed consolidated financial statements for the three-and-nine months ended December 31, 2002, included in this Quarterly Report on Form 10-Q, to differ from the financial results for the three-and-nine months ended December 31, 2002, in our January 22, 2003 press release. We reached a settlement with RLI Corporation whereby the outstanding claims of both parties were dismissed with prejudice. Accordingly, we have recorded the $2.5 million settlement in our condensed consolidated statements of operations for the three-and-nine months ended December 31, 2002.

Results of Operations

Net revenues.

(In millions, except percentages)	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net revenues	$82.6	$73.3	$251.7	$249.1
Year-over-year change	13%	(29)%	1%	(17)%

Net revenues were $82.6 million for the three months ended December 31, 2002, an increase of $9.3 million from the same period last year. Our net revenues increased to $251.7 million for the nine months ended December 31, 2002 as compared to $249.1 million for the same period last year. These increases were primarily due to the successful launch of our new products and new versions of existing products, partially offset by the continued overall slowdowns in information technology and Web developer spending during the current year.

Our Software Tools products had net revenues of $67.6 million during the three months ended December 31, 2002 as compared to $55.0 million in net revenues from the same period last year. Our Software Tools contributed $203.8 million during the nine months ended December 31, 2002 as compared to $183.9 million for the same period last year. These increases were primarily due to the launch of new Software Tools products and new versions of existing Software Tools products, including our MX family of products and Macromedia Contribute.

These increases in net revenues from our Software Tools products during the three-and-nine month periods ended December 31, 2002 were partially offset by a decline in net revenues from our Server Software products, primarily Macromedia ColdFusion MX. Server Software product revenues decreased slightly to $13.6 million during the three months ended December 31, 2002 as compared to $13.8 million for the same period last year and decreased to $39.1 million during the nine months ended December 31, 2002 as compared to $48.3 million for the same period last year due to continued pricing pressures and a very competitive market environment, partially offset by releases of new versions of existing products during the current fiscal year.

During the nine months ended December 31, 2002, we released a number of new and upgraded products and intend to continue introducing new and upgraded products in the foreseeable future. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods.

Net Revenues by Geography

(In millions, except percentages)	Three Months Ended December 31,			Nine Months Ended December 31,
	2002	2001	% change	2002	2001	% change
North America	$43.5	$42.4	3%	$149.8	$152.6	(2)%

% of total net revenues	53%	58%		60%	61%
Europe	26.2	19.5	34%	65.5	57.8	13%
Japan	6.2	5.2	19%	18.1	16.8	8%
All Other	6.7	6.2	8%	18.3	21.9	(16)%

International	39.1	30.9	27%	101.9	96.5	6%

% of total net revenues	47%	42%		40%	39%
Net revenues	$82.6	$73.3	13%	$251.7	$249.1	1%

North American net revenues increased slightly to $43.5 million during the three months ended December 31, 2002 as compared to $42.4 million for the same period last year. This increase was primarily due to the launch our new products and new versions of existing products in the North American region. North American net revenues decreased to $149.8 million for the nine months ended December 31, 2002 as compared to $152.6 million for the same period last year. This decrease primarily resulted from lower information technology and Web developer spending due to the overall weak economy partially offset by the launch of new products and new versions of existing products.

International net revenues increased by $8.2 million to $39.1 million during the three months ended December 31, 2002 as compared to $30.9 million for the same period last year, and increased by $5.4 million to $101.9 million during the nine months ended December 31, 2002 as compared to $96.5 million for the same period last year. These increases primarily resulted from the launch of new products and new versions of existing products, partially offset by the continued weakness in certain foreign economic environments (See “Risk Factors That May Affect Future Results of Operations – Risks Associated With Our International Operations” for additional information).

Our products are sold primarily through distributors, VARs and OEMs. In particular, Ingram Micro accounted for approximately 30% of net revenues for the three and nine months ended December 31, 2002, and approximately 25% and 27% of net revenues for the three and nine months ended December 31, 2001, respectively (See “Risk Factors That May Affect Future Results of Operations — Dependence on Distributors” for additional information).

Cost of revenues.

(In millions, except percentages)	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Cost of revenues	$8.2	$11.5	$26.3	$32.5
Year-over-year change	(29)%	18%	(19)%	1%

MACROMEDIA, INC. AND SUBSIDIARIES

Cost of revenues includes cost of materials, royalties paid to third parties for the licensing of developed technology, costs incurred in providing training and technical support to customers and business partners, assembly and distribution, and costs to translate our software into various foreign languages. Costs of revenues were $8.2 million or 10% of net revenues during the three months ended December 31, 2002 as compared to $11.5 million or 16% of net revenues for the same period last year. Cost of revenues decreased in absolute dollars and as a percentage of net revenues during the three months ended December 31, 2002 as compared to the same period last year due to lower training and technical support costs, lower royalties paid to third parties for the licensing of developed technology, as well as lower material costs due in part to a greater percentage of net revenues derived from volume licenses which have lower material costs than traditional product sales.

Cost of revenues decreased to $26.3 million for the nine months ended December 31, 2002 as compared to $32.5 million for the same period last year. The decrease is primarily due to lower product and training costs and lower royalties paid to third parties for the licensing of developed technology, partially offset by higher inventory obsolescence due to the launch of the MX product family.

In the near future, cost of revenues as a percentage of net revenues may be impacted by various items, including but not limited to the mix of product sales, royalty rates for licensed technology, and the geographic distribution of sales.

Operating Expenses.

Our operating expenses consist primarily of normal recurring period charges that we classify on our condensed consolidated statements of operations as sales and marketing, research and development and general and administrative expenses. During the nine months ended December 31, 2002, these operating expenses also included non-recurring charges totaling $2.8 million related to the write-down of previously capitalized costs associated with our current Website infrastructure and certain compensation-related costs. Our other operating expense classifications include impairment and amortization of intangible assets, and restructuring expenses.

Sales and marketing.

(In millions, except percentages)	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Sales and marketing	$36.0	$38.7	$108.8	$133.2
Year-over-year change	(7)%	(2)%	(18)%	13%

Sales and marketing expenses consist primarily of compensation and benefits, advertising costs including co-marketing costs, mail order advertising, tradeshow and seminar expenses, and other marketing expenses, and allocated expenses for our facilities and information technology infrastructure. Sales and marketing expenses were $36.0 million during the three months ended December 31, 2002, a decrease of $2.7 million from the $38.7 million of sales and marketing expenses incurred during the same period last year. The decrease is primarily due to lower compensation related expenses related to our fiscal year 2002 restructuring efforts, as well as lower advertising expenses.

Sales and marketing expense decreased $24.4 million to $108.8 million for the nine months ended December 31, 2002 as compared to $133.2 million for the same period last year. The decrease is primarily due to lower compensation and facility and information technology expenses resulting from our fiscal year 2002 restructuring efforts. Also contributing to the decline were reduced amortization expenses related to our Website infrastructure.

MACROMEDIA, INC. AND SUBSIDIARIES

We expect to continue investing in the sales and marketing of our products as we launch and sell our products, develop market opportunities, and promote our competitive position. Accordingly, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending.

Research and development.

(In millions, except percentages)	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Research and development	$21.0	$26.6	$71.0	$84.0
Year-over-year change	(21)%	(11)%	(15)%	—%

Research and development expenses consist primarily of compensation and benefits as well as allocated expenses for our facilities and information technology infrastructure to support product development. Research and development expenses were $21.0 million during the three months ended December 31, 2002, a decrease of $5.6 million from research and development expenses of $26.6 million recorded during the same period last year. The decrease was primarily due to lower compensation expenses and information technology expenses resulting from our fiscal year 2002 restructuring efforts.

Research and development expenses decreased $13.0 million to $71.0 million for the nine months ended December 31, 2002 as compared to $84.0 million for the same period last year. The decrease was primarily due to lower compensation expenses and information technology expenses resulting from our fiscal year 2002 restructuring efforts, as well as reduced amortization expenses relating to our Website infrastructure.

During the nine months ended December 31, 2002 we released new and upgraded products and intend to continue introducing new and upgraded products in future periods. We anticipate continuing to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products, and to develop new business opportunities.

General and administrative.

(In millions, except percentages)	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
General and administrative	$7.7	$10.2	$28.1	$32.8
Year-over-year change	(24)%	(6)%	(14)%	11%

General and administrative expenses consist mainly of compensation and benefits, fees for professional services and allocated expenses for our facilities and information technology infrastructure. General and administrative expenses were $7.7 million during the three months ended December 31, 2002, a decrease of $2.5 million from general and administrative expenses of $10.2 million recorded during the same period last year. The decrease was primarily due to lower professional service fees related to various legal matters settled during the three months ended December 31, 2002.

General and administrative expenses decreased $4.7 million to $28.1 million for the nine months ended December 31, 2002 as compared to $32.8 million for the same period last year. The decrease was primarily due to lower facility, information technology and compensation expenses resulting from our fiscal year 2002 restructuring efforts, as well as reduced amortization expenses relating to our Website infrastructure. We will continue to manage our general and administrative costs in line with the business environment in which we operate.

MACROMEDIA, INC. AND SUBSIDIARIES

Impairment of intangible assets.

On April 1, 2002, we adopted SFAS No. 142. SFAS No. 142 requires us to perform a transitional impairment test by assessing the fair value and recoverability of our goodwill upon adoption and at least once a year prospectively. We performed our transitional impairment test upon adoption of this Standard, which did not result in an impairment of our goodwill. We currently operate in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires us to assess whether goodwill should be allocated to operating levels lower than our Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. In addition, the reporting unit would have economic characteristics different than the economic characteristics of the other components of the Software segment. To date, we do not have any reporting units lower than our Software segment that meet the criteria set forth in SFAS No. 142.

We intend to assess the fair value and recoverability of our goodwill in the fourth quarter of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated under SFAS No. 142.

At September 30, 2002 we compared the unamortized capitalized cost of the developed technology asset associated with our fiscal year 2001 acquisition of Allaire to its net realizable value. This analysis was performed under the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As a result of this analysis, we recorded an impairment charge of $15.7 million for the developed technology asset. This charge represented the amount by which the carrying value of the developed technology asset exceeded its fair value, using the asset’s net realizable value as the fair value.

As a result of the impairment of our developed technology asset, we also performed an impairment analysis on the trade name associated with our fiscal year 2001 acquisition of Allaire. We performed our analysis under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, initially comparing the estimated undiscounted cash flows of the trade name to its carrying value. As a result of this analysis, we recorded an impairment charge of $1.7 million for the trade name asset. This charge represented the amount by which the carrying value exceeded its fair value, estimated by calculating its discounted cash flows.

As a result of the impairment of the developed technology asset and trade name, we also performed an impairment analysis on our goodwill, and assessed the fair value and recoverability of the goodwill as of September 30, 2002. This analysis did not result in an impairment of our goodwill.

We will continue to evaluate whether any event has occurred that might indicate that the carrying value of an intangible asset is not recoverable. Changes in market conditions and other business indicators could give rise to factors that would require us to assess whether any of our intangible assets are impaired. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these assets. In particular, if there is a significant and other than temporary decline in the market value of our common stock, a decrease in the market value of a particular asset, or operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

MACROMEDIA, INC. AND SUBSIDIARIES

Amortization of intangible assets.

As a result of adopting SFAS No. 142, we no longer amortize goodwill, which had a net book value of $198.9 million at both December 31, 2002 and March 31, 2002, and includes $15.8 million in assembled workforce that was reclassified to goodwill upon adoption of this Standard. However, under SFAS No. 142 we will continue to amortize our other intangible assets with estimated useful lives.

The net book values of our intangible assets and their estimated remaining useful lives at December 31, 2002 are:

	Net Book Value	Estimated Remaining Useful Life
	(Dollars in millions)
Goodwill	$198.9	Indefinite
Trade name, trademarks and patents	2.4	45 months
Developed technology	0.8	15 months

	$202.1

Amortization of intangible assets decreased by $28.1 million to $414,000 during the three months ended December 31, 2002 as compared to $28.5 million for the same period last year, and decreased by $78.9 million to $7.1 million for the nine months ended December 31, 2002 as compared to $86.0 million for the same period last year. These decreases are mainly due to our adoption of SFAS No. 142 on April 1, 2002 and the impairment of certain intangible assets during the nine months ended December 31, 2002.

The following table depicts our estimated future amortization charges from our intangible assets at December 31, 2002:

Amortization Expense
(In thousands)
Years ending March 31,
Remainder of fiscal year 2003	$414
2004	1,654
2005	454
2006	454
2007	236

Restructuring expenses.

In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our fiscal year 2001 acquisition of Allaire and to better align our cost structure with the weaker business environment.

The restructuring expenses recorded in fiscal year 2002 of $81.8 million consisted primarily of expenses for canceling or vacating facility operating leases as a result of staff reductions and changes in our business; demise and tenant improvement costs to sublease these facilities, net of deferred rent previously recorded by us; writing off the unamortized cost of abandoned fixed assets; employee termination and severance costs; and certain other costs. Our restructuring expenses and accruals involve significant estimates made by management using the best information available at a given point in time, some of which we have obtained and verified through third-party advisors. These estimates include: facility exit costs such as demise and lease termination costs; timing and market conditions of rental payments and estimated sublease income; and any fees associated with our restructuring expenses, such as brokerage fees.

MACROMEDIA, INC. AND SUBSIDIARIES

At December 31, 2002, we had a restructuring liability balance of $34.0 million, primarily relating to the estimated future costs of 13 facilities to either cancel or vacate operating leases as well as estimated demise and tenant improvement costs to sublease these facilities, net of deferred rent and estimated sublease income. We expect to make future facility rent payments, net of sublease income, on our contractual lease obligations through the end of our obligation periods, which will be recorded as a reduction to our restructuring accrual. Cash payments made during the nine months ended December 31, 2002 primarily relate to lease payments on the restructured facilities. We will continue to assess the reasonableness of our accrual on a regular basis and may make adjustments to the accrual based on new information and estimates we obtain. Should facts and circumstances warrant adjustments to our restructuring accrual, our operating results would also be directly affected.

Details of the restructuring accrual balances, cash payments, and restructuring adjustments recorded during the current fiscal year are presented in the following table:

	Balance, March 31, 2002	Cash Payments	Restructuring Adjustments	Balance, December 31, 2002
	(In thousands)
Facilities	$41,988	$(8,216)	$—	$33,772
Severance and related costs	1,017	(777)	—	240
Other costs	28	—	—	28

	$43,033	$(8,993)	$—	$34,040

Interest income and other, net.

Interest income and other, net, was $949,000 for the three months ended December 31, 2002, as compared to $1.0 million for the same period last year, and decreased to $2.8 million for the nine months ended December 31, 2002 as compared to $5.5 million for the same period last year. Returns from interest-bearing cash, cash equivalents, and short-term investments represent the majority of the activity for the three-and-nine months ended December 31, 2002 and 2001. The decline in our interest income and other, net for the nine month periods ended December 31, 2002 is primarily due to lower yields on our cash, cash equivalent, and short-term investment balances as compared to the corresponding periods in the prior fiscal year partially offset by higher average balances of cash, cash equivalents and short-term investments in the current fiscal year.

Gain (loss) on non-marketable investments, net.

We have historically held certain non-marketable investments in certain companies that are accounted for on the cost-basis. Impairment losses are recognized on these investments when we determine that there has been a decline in the fair market value of the investment that is other than temporary. During the three months ended December 31, 2002, we received $602,000 in cash, resulting from a merger involving a non-marketable investee with a third party. We also received approximately 588,000 shares of Series B common stock in the acquiring company. In June 2001, we had previously written off this non-marketable investment in accordance with our accounting policy. Our management has determined the estimated fair value of the newly acquired shares received in the current period to be insignificant. Accordingly, no cost basis for this non-marketable investment was recorded on our condensed consolidated balance sheet as of December 31, 2002. The cash received as a result of this merger was recorded as a gain on non-marketable investment during the three months ended December 31, 2002. During the first six months of fiscal year 2003, we also received funds totaling $53,000, representing our portion of the liquidated assets of another investee, which was also previously written off in accordance with our accounting policy. These gains were partially offset by impairment losses recorded in the first six months of fiscal year 2003 of $400,000, and accordingly, resulted in a net gain of $255,000 on non- marketable cost-basis investments for the nine months ended December 31, 2002. We did not have any

MACROMEDIA, INC. AND SUBSIDIARIES

remaining non-marketable cost-basis investments recorded on our condensed consolidated balance sheet at December 31, 2002.

At December 31, 2002 and 2001, we also held common stock in two public companies that are accounted for as available-for-sale investments. During the first three months of fiscal year 2003, we wrote off one of these investments, which resulted in a charge of $403,000. The write off resulted from the severe and continued decline in the investee’s common stock price, viewed as other than temporary. At December 31, 2002, the net carrying value of our other available-for-sale investment was $45,000.

During the three-and-nine months ended December 31, 2001, we recorded impairment losses on non-marketable cost-basis investments of $91,000 and $7.0 million, respectively. The impairment losses represented write offs or write downs of the carrying amount of these non-marketable cost-basis investments recorded in accordance with our accounting policy. These losses were partially offset by funds received of $291,000 and $630,000 during the three and nine months ended December 31, 2001, respectively, representing our portion of the liquidated assets of an investee previously written off.

Loss on equity affiliate.

We recorded losses from our equity affiliate, AtomShockwave, of $36.0 million during the nine months ended December 31, 2001. The charge reflected our share of AtomShockwave’s losses recorded in the period, as well as the write down of our investment and the write off of certain receivables in the prior fiscal year. Our investment balance in AtomShockwave since September 30, 2001 has been zero. Accordingly, we have not recognized our share of AtomShockwave’s losses since September 30, 2001, although we held approximately 35% of the outstanding voting shares of AtomShockwave at December 31, 2002.

Gain on sale of acquired technology.

During the three months ended December 31, 2002, we recorded a gain on the sale of acquired technology of $1.0 million. The net carrying value of the technology, which was previously acquired in connection with our acquisition of Andromedia, Inc. during fiscal year 2000, had already been fully amortized on our condensed consolidated balance sheet as of the date of sale. This gain represented the amount by which the proceeds received exceeded the net carrying value of this asset. This gain was reported as a component of other income (expense) on our condensed consolidated statements of operations, as the transaction that resulted in the gain was not considered a component of our normal and on-going core business activities.

Litigation settlements.

We entered into a settlement agreement with Adobe Systems Incorporated (“Adobe”) on July 29, 2002, whereby the outstanding patent claims between Adobe and Macromedia were dismissed with prejudice. Accordingly, our condensed consolidated financial statements for the nine months ended December 31, 2002 reflects the reversal of the $2.8 million in damages originally awarded by the courts to Adobe and previously recorded as an accrued liability at March 31, 2002.

In fiscal year 2002, we entered into a final judgment and settlement dismissing a complaint entitled Rosen et al. v. Macromedia, Inc. (“Rosen”). Under the settlement, the claims against us and all other defendants in the Rosen case and related state and federal cases were resolved without presumption or admission of any liability or wrongdoing. The settlement amount was $48.0 million, of which, $19.5 million was paid by insurance, net of reimbursable legal fees, and subject to a reservation by RLI Corporation (“RLI”), one of the our excess insurers,

MACROMEDIA, INC. AND SUBSIDIARIES

to seek reimbursement of its $5.0 million settlement contribution. In March 2002, RLI filed a complaint in the U.S. District Court for the Northern District of California against us and several of our present and former officers and directors for reimbursement of the $5.0 million settlement contribution made by RLI toward the settlement of Rosen (the “RLI Claim”). The complaint alleges that California Insurance Code Section 533 bars insurance coverage by the underlying settlement. We disputed such allegations, and filed counterclaims for breach of contract and breach of the implied covenant of good faith and fair dealing (the “Macromedia Counterclaims”). In February 2003, Macromedia and RLI reached a settlement with respect to the RLI Claim and the Macromedia Counterclaims, pursuant to which Macromedia and RLI will dismiss with prejudice the Macromedia Counterclaims and the RLI Claim, respectively, and we will reimburse RLI $2.5 million of the $5.0 million settlement contribution made by RLI toward the settlement of Rosen. We have recorded the $2.5 million settlement in our condensed consolidated statements of operations for the three-and-nine months ended December 31, 2002.

Provision for income taxes.

We recorded income tax provisions of $1.1 million and $2.3 million for the three-and-nine months ended December 31, 2002. During the three-and-nine months ended December 31, 2001, we recorded tax provisions of $2.0 million and $1.2 million, respectively. We record a provision due to taxable income earned in certain foreign jurisdictions where we operate even though we may have recorded a net loss for the period in our condensed consolidated statement of operations.

At December 31, 2002, we had available federal and state net operating loss carryforwards of $514.0 million and $422.0 million, respectively. We also had unused research credit carryforwards of $31.0 million and $24.0 million for federal and state tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire through 2023. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

At December 31, 2002, we had cash, cash equivalents, and short-term investments of $207.4 million, a 28% increase from the March 31, 2002 balance of $162.0 million. Working capital increased to $161.0 million at December 31, 2002, a 38% increase from the March 31, 2002 balance of $116.9 million.

Cash provided by operating activities for the nine months ended December 31, 2002 was $32.8 million, as compared to cash used in operating activities of $39.2 million during the same period last year. During the nine months ended December 31, 2002 cash provided by operating activities resulted primarily from adjusting our net loss for: non-cash depreciation and amortization expense of $21.0 million; impairment of long-lived assets of $19.0 million, primarily resulting from a $17.3 million impairment of our developed technology intangible asset and a $1.7 million write-down of internally developed software previously capitalized; and, net increases in other operating assets and liabilities of $2.7 million, including payments recorded against our restructuring accrual. Cash used in operating activities for the nine months ended December 31, 2001 of $39.2 million primarily resulted from our net loss of $225.4 million, offset by adjustments for non-cash charges, primarily depreciation and amortization, loss on equity affiliate, and changes in other operating assets and liabilities.

Cash provided by investing activities for the nine months ended December 31, 2002 was $44.1 million, as compared to cash used in investing activities of $11.2 million during the same period last year. During the nine months ended December 31, 2002, cash provided by investing activities was primarily due to net maturities and sales of available-for-sale short-term investments of $43.2 million partially offset by capital expenditures of $4.8

MACROMEDIA, INC. AND SUBSIDIARIES

million. Cash used in investing activities for the nine months ended December 31, 2001 resulted from net purchases of available-for-sale short-term investments, and capital expenditures, partially offset by proceeds from our sale-leaseback transaction. We anticipate spending $1.0 million to $2.0 million on capital expenditures during the remainder of the current fiscal year.

Cash provided by financing activities for the nine months ended December 31, 2002 was $11.9 million, as compared to $16.1 million during the same period last year. Cash provided by financing activities during the nine months ended December 31, 2002 and 2001 was due to proceeds received from the exercise of common stock options. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

We expect that our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and short-term investments will be sufficient to meet our operating requirements for the foreseeable future. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: the economic conditions in the domestic and international markets where we market and sell our products; customer acceptance of new products and services and new versions of existing products; the risk associated with changing our prices or business model; this risk of delay in product development and release dates; our dependence on our distributors; risks of product returns; quarterly fluctuations of operating results; risks associated with investment in international sales operations; the risk of integrating newly acquired technologies and products; the impact of competition; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations”.

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with revenues, operating expenses, and asset balances primarily denominated in the Euro, Japanese Yen, and British Pound. At December 31, 2002, the net notional amount of forward contracts outstanding amounted to $31.6 million, related to the Euro, Japanese Yen, and British Pound (see “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Commitments.

Our principal commitments at December 31, 2002 consisted of obligations under operating leases for facilities, technology license agreements, and letter of credit arrangements.

Leases — We lease office space and certain equipment under operating leases. In addition, we sublease certain office space that we do not expect to occupy prior to lease termination.

Technology licenses — We have entered into license agreements with third parties whose products or technologies are embedded in our software products. These license agreements generally provide for royalty payments on a fixed or per-unit basis.

We anticipate fulfilling our obligations under these commitments through our existing working capital. A more detailed discussion of quantitative and qualitative disclosures about our commitments is set forth in our 2002 Annual Report on Form 10-K.

MACROMEDIA, INC. AND SUBSIDIARIES

Letters of credit and restricted cash — We held letters of credit from financial institutions totaling $12.3 million and $12.7 million at December 31, 2002 and March 31, 2002, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. We pledged as security in trust for certain of the letters of credit $10.9 million and $11.4 million of cash at December 31, 2002 and March 31, 2002, respectively. These funds were invested in a certificate of deposit and are classified as non-current restricted cash on our condensed consolidated balance sheets.

Stock-Based Compensation Plans

As of December 31, 2002, there were stock-based awards outstanding in connection with the following plans (the “Macromedia Plans”):

(i)	Macromedia, Inc. 1992 Equity Incentive Plan (“1992 EIP”)

(ii)	Macromedia, Inc. 1993 Directors Stock Option Plan

(iii)	Allaire Corporation 1997 Stock Incentive Plan

(iv)	Allaire Corporation 1998 Stock Incentive Plan

(v)	Andromedia, Inc. 1999 Stock Option Plan

(vi)	Macromedia, Inc. 1999 Stock Option Plan

(vii)	Allaire Corporation 2000 Stock Incentive Plan

(viii)	Macromedia, Inc. 2001 Employee Stock Purchase Plan (“2001 ESPP”)

(ix)	Macromedia, Inc. 2002 Equity Incentive Plan (“2002 EIP”)

The options outstanding under the plans indicated at (iii), (iv), (v), and (vii) (the “Prior Plans”) above were assumed by us as a result of merger activities. We assumed certain options granted to former employees of the acquired companies (the “Acquired Options”) under these plans. All of the Acquired Options have been adjusted to give effect to the respective conversion terms between us and the companies acquired.

The 1992 EIP expired on September 23, 2002, and as such, no new types of stock-based awards will be granted in connection with this Plan. Options to purchase 9.4 million shares of common stock remain unexercised pursuant to this plan at December 31, 2002. These options will expire in accordance with the terms set forth in individual option agreements. Any option or purchase rights under this plan that becomes unexercisable, without having been exercised in full, shall not become available for future grants or sales.

Under the 1993 Directors Stock Option Plan and 1999 Stock Option Plan, there are 515,000 and 3.6 million shares of common stock to be issued upon exercise of stock-based awards at December 31, 2002. The 1993 Directors Stock Option Plan provides for the granting of non-qualified stock option awards to our directors. The 1999 Stock Option Plan provides for the granting of these non-qualified stock option awards to our directors, employees and consultants.

Under the Allaire 1997, 1998, and 2000 Stock Incentive Plans, there are 3.8 million shares of common stock to be issued upon exercise of stock-based awards at December 31, 2002. The Plans provide for the granting of incentive and non-qualified stock options and stock bonus awards to our directors, employees, and consultants.

Under the Andromedia 1999 Stock Option Plan, there are 405,000 shares of common stock to be issued upon exercise of stock-based awards at December 31, 2002. The Plan provides for the grant of several types of stock-based awards including, incentive and non-qualified stock options, restricted stock and stock bonuses and purchase rights, to our directors, employees and consultants.

MACROMEDIA, INC. AND SUBSIDIARIES

In fiscal year 2002, we adopted the 2001 Employee Stock Purchase Plan (the “2001 ESPP”). All remaining available shares under the 1993 Employee Stock Purchase Plan were transferred to the 2001 ESPP. Under the 2001 ESPP, 1.8 million shares of common stock are reserved for issuance at December 31, 2002. Pursuant to this Plan, and subject to certain limitations, employees may purchase, through payroll deductions of 2% to 15% of eligible compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. During the nine months ended December 31, 2002, we issued 480,000 shares of common stock under this Plan at a price of $5.60 per share.

Under the 2002 EIP, which was adopted in fiscal year 2003, there are 2.0 million shares of common stock to be issued upon exercise of stock-based awards at December 31, 2002. The Plan provides for the grant of several types of stock-based awards, including incentive and non-qualified stock options, and restricted stock awards to our directors, employees and consultants.

During the nine months ended December 31, 2002, we granted non-plan stock options to purchase shares of our common stock to our executives. The stock options were granted with an exercise price equal to fair market value on the grant date and have terms similar to options granted under the Company’s stock option plans.

Stock options under the Macromedia Plans are granted at an exercise price equal to the fair market value of the common stock at the time of the grant and typically vest over four years from the date of grant. The stock options expire ten years from the date of grant and are normally cancelled three months after an employee’s termination. Any option that becomes unexercisable under the Macromedia Plans, excluding the 1992 EIP, without having been exercised in full, shall become available for future grant or sale under the respective plan.

The following summarizes the stock option activity for nine months ended December 31, 2002:

(In thousands, except per share data)	Number of Options	Weighted Average Exercise Price
As of March 31, 2002	18,024	$16.69
Granted	3,235	10.39
Exercised	(728)	12.67
Cancelled	(2,597)	17.18

As of December 31, 2002	17,934	$15.65

The following table summarizes information about Macromedia’s stock options outstanding as of December 31, 2002:

(Shares in thousands)	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Range of Exercise Prices
$ 0.08 — $ 1.22	42	5.90	$0.96	42	$0.96
$ 2.20 — $ 5.86	44	2.82	4.67	44	4.67
$ 6.75 — $ 9.25	3,360	7.86	8.31	1,152	8.31
$ 9.56 — $ 13.39	3,361	8.64	12.92	646	12.92
$ 13.55 — $ 14.94	1,203	7.67	14.58	624	14.58
$ 15.20 — $ 16.02	5,804	7.33	15.98	3,973	15.98
$ 16.20 — $ 20.65	2,333	8.12	19.28	1,181	19.28
$ 21.28 — $ 29.19	1,444	7.17	27.64	1,052	27.64
$ 30.56 — $ 45.31	221	7.23	34.65	144	34.65
$ 49.94 — $ 73.63	77	7.16	63.27	64	63.27
$ 78.06 — $ 99.98	45	7.57	83.41	28	83.41

	17,934	7.77	$15.65	8,950	$17.21

MACROMEDIA, INC. AND SUBSIDIARIES

Pro Forma Results

Our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K filed with the Securities and Exchange Commission contain consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we also report our quarterly and annual financial results on a non-GAAP, or pro forma, basis to the investing public. We believe our pro forma results have value in assessing our financial performance. Our pro forma results exclude certain non-cash and unusual items, allowing us to isolate our financial results to certain core functions of our operations. In January 2003, the Securities and Exchange Commission adopted rules requiring that any public disclosure or release of a “non-GAAP financial measure” by a public company be presented in a manner that (1) does not contain an untrue statement of a material fact or omit to state a material fact necessary in order to make the “non-GAAP financial measure”, in light of the circumstances under which it is presented, not misleading; and (2) reconciles the “non-GAAP financial measure” presented with the financial condition and results of operations of the company under GAAP. We believe that our presentation of “non-GAAP financial measures” complies with these rules.

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

The following tables reconcile our GAAP operating results to results on a pro forma basis for the three-and-nine month periods ended December 31, 2002 and 2001:

	For the Three Months Ended December 31, 2002[1]			For the Three Months Ended December 31, 2001
	GAAP	Adjustments*	Pro Forma*	GAAP	Adjustments**	Pro Forma**
	(In thousands)
Net revenues	$82,598	$—	$82,598	$73,316	$—	$73,316
Cost of revenues	8,179	(13)	8,166	11,472	(16)	11,456

Gross profit	74,419	13	74,432	61,844	16	61,860

Operating expenses:
Sales and marketing	36,006	(36)	35,970	38,726	(42)	38,684
Research and development	20,967	(27)	20,940	26,553	(31)	26,522
General and administrative	7,731	(8)	7,723	10,157	(9)	10,148
Amortization of intangible assets	414	(414)	—	28,530	(28,530)	—

Total operating expenses	65,118	(485)	64,633	103,966	(28,612)	75,354

Operating income (loss)	9,301	498	9,799	(42,122)	28,628	(13,494)

Other income (expense):
Interest income and other, net	949	—	949	968	—	968
Gain on non-marketable investments	602	(602)	—	200	(200)	—
Gain on sale of acquired technology	1,000	(1,000)	—	—	—	—
Litigation settlement	(2,500)	2,500	—	—	—	—

Total other income (expense)	51	898	949	1,168	(200)	968

Income (loss) before income taxes	9,352	1,396	10,748	(40,954)	28,428	(12,526)
Provision (benefit) for income taxes	1,065	1,085	2,150	1,983	(4,488)	(2,505)

Net income (loss)	$8,287	$311	$8,598	$(42,937)	$32,916	$(10,021)

MACROMEDIA, INC. AND SUBSIDIARIES

*	The adjustments for the three months ended December 31, 2002 represent the reversal of non-cash compensation expense, amortization of intangible assets, gain on non-marketable investments, gain on sale of acquired technology, and a litigation settlement. Pro forma results reflect an effective tax provision of 20 percent.
**	The adjustments for the three months ended December 31, 2001 represent the reversal of non-cash compensation expense, amortization of intangible assets, and gain on non-marketable investments. Pro forma results reflect an effective tax benefit of 20 percent.
[1]	Subsequent to our press release dated January 22, 2003 announcing our unaudited financial results for the three-and-nine months ended December 31, 2002, information became available to us concerning facts and circumstances that, consistent with our policy of accounting for subsequent events, resulted in the unaudited condensed consolidated financial statements for the three months ended December 31, 2002, included in this Quarterly Report on Form 10-Q, to differ from the financial results for the three months ended December 31, 2002 in our January 22, 2003 press release. We reached a settlement with RLI Corporation whereby the outstanding claims of both parties were dismissed with prejudice. Accordingly, we have recorded the $2.5 million settlement in our condensed consolidated statement of operations included in this Quarterly Report on Form 10-Q for the three months ended December 31, 2002.

	For the Nine Months Ended December 31, 2002[1]			For the Nine Months Ended December 31, 2001
	(In thousands)
	GAAP	Adjustments*	Pro Forma*	GAAP	Adjustments**	Pro Forma**
Net revenues	$251,694	$—	$251,694	$249,145	$—	$249,145
Cost of revenues	26,347	(44)	26,303	32,496	(46)	32,450

Gross profit	225,347	44	225,391	216,649	46	216,695

Operating expenses:
Sales and marketing	108,826	(122)	108,704	133,153	(124)	133,029
Research and development	71,013	(89)	70,924	84,039	(92)	83,947
General and administrative	28,105	(26)	28,079	32,780	(26)	32,754
Restructuring expenses	—	—	—	39,539	(39,539)	—
Impairment of intangible assets	17,316	(17,316)	—	—	—	—
Amortization of intangible assets	7,142	(7,142)	—	86,043	(86,043)	—

Total operating expenses	232,402	(24,695)	207,707	375,554	(125,824)	249,730

Operating income (loss)	(7,055)	24,739	17,684	(158,905)	125,870	(33,035)

Other income (expense):
Interest income and other, net	2,836	—	2,836	5,546	—	5,546
Loss on non-marketable investments	(148)	148	—	(6,385)	6,385	—
Gain on sale of acquired technology	1,000	(1,000)	—	—	—	—
Loss on equity affiliate	—	—	—	(36,016)	36,016	—
Litigation settlements	322	(322)	—	(28,500)	28,500	—

Total other income (expense)	4,010	(1,174)	2,836	(65,355)	70,901	5,546

Income (loss) before income taxes	(3,045)	23,565	20,520	(224,260)	196,771	(27,489)
Provision (benefit) for income taxes	2,315	1,789	4,104	1,155	(6,653)	(5,498)

Net loss	$(5,360)	$21,776	$16,416	$(225,415)	$203,424	$(21,991)

*	The adjustments for the nine months ended December 31, 2002 represent the reversal of non-cash compensation expense, amortization and impairment of intangible assets, net loss on non-marketable investments, gain on sale of acquired technology, and litigation settlements. Pro forma results reflect an effective tax provision of 20 percent.
**	The adjustments for the nine months ended December 31, 2001 represent the reversal of non-cash compensation expense, restructuring expenses, amortization of intangible assets, net loss on non-marketable investments, loss on equity affiliate, and a litigation settlement. Pro forma results reflect an effective tax benefit of 20 percent.
[1]	Subsequent to our press release dated January 22, 2003 announcing our unaudited financial results for the three-and-nine months ended December 31, 2002, information became available to us concerning facts and circumstances that, consistent with our policy of accounting for subsequent events, resulted in the unaudited condensed consolidated financial statements for the nine months ended December 31, 2002, included in this Quarterly Report on Form 10-Q, to differ from the financial results for the nine months ended December 31, 2002 in our January 22, 2003 press release. We reached a settlement with RLI Corporation whereby the outstanding claims of both parties were dismissed with prejudice. Accordingly, we have recorded the $2.5 million settlement in our condensed consolidated statement of operations included in this Quarterly Report on Form 10-Q for the nine months ended December 31, 2002.

MACROMEDIA, INC. AND SUBSIDIARIES

Recent Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. Adoption of the provisions of SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt the provisions of SFAS No. 148 for our 2003 Annual Report on Form 10-K for the fiscal year ended March 31, 2003, and in interim reporting periods thereafter. We believe that the adoption of the provision of SFAS No. 148 will not have a materially adverse effect on our condensed consolidated financial statements.

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

General economic conditions — In recent periods, our operating results have been adversely affected by the general economic slowdown as well as reduced information technology and Web developer spending worldwide. The cost-cutting initiatives implemented by some of the users of our products and services may reduce or stagnate the demand for our products, including our new product or version releases, until the economic conditions significantly improve. In addition, any future general developments that may cause instability in the economy, including, but not limited to, material military engagements, war, and increases in fuel prices, may prolong cost-cutting initiatives and deter material increases in spending from our customers.

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

MACROMEDIA, INC. AND SUBSIDIARIES

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

Risks associated with our international operations — International revenues accounted for approximately 40% of our consolidated net revenues for the nine months ended December 31, 2002 and 2001. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products, and in some cases, to translate them into foreign languages. In addition, we have, and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. International business and operations are subject to a number of special risks, including:

•	foreign government regulation,

•	reduced intellectual property protections,

•	general geopolitical risks such as political and economic instability, hostilities with neighboring countries, and changes in diplomatic and trade relationships,

•	more prevalent software piracy,

•	unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions,

•	longer payment cycles,

•	greater difficulty in collecting accounts receivables,

•	potentially adverse tax consequences,

MACROMEDIA, INC. AND SUBSIDIARIES

•	the burdens of complying with a variety of foreign laws,

•	foreign currency risk, and

•	difficulties in staffing and managing foreign operations.

Additionally, we are uncertain whether the recent weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation, liquidity problems, and political and military hostilities in these regions.

Furthermore, we enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen, and British Pound. At December 31, 2002, the notional amount of forward contracts outstanding amounted to $31.6 million, primarily related to the Euro, Japanese Yen, and British Pound. There can be no assurance that such contracts will adequately manage our exposure to currency fluctuations.

Changing our pricing and business model could adversely affect our business — We periodically make changes to our product pricing or offer alternative methods of licensing our product, based on market conditions, customer demands, or in connection with marketing activities. For example, we recently increased the unit price of Macromedia Studio MX following the expiration of the introductory price period. Such increases in pricing of our products may cause our customers to seek lower-priced alternatives, decrease the aggregate demand for such products and have an adverse effect on our operating results. In addition, competition in our various markets may require us to reduce prices on certain products in such markets. In the event that we are required to reduce the pricing of our products, we may not be able to offset the lower unit price with increased demand for the corresponding products. Furthermore, any changes in pricing of products in general may result in delays in transactions as our customers and our sales force adapt to such price changes and may have an adverse effect on our results of operations. Moreover, customer demand and competition in the market may require us to offer alternative methods of licensing our products. In the event that we offer alternative methods of licensing our products, the revenues generated from licenses based on such alternative methods may not offset the loss of revenues from our existing method of licensing our products in any given period and may have an adverse effect on our results of operations.

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

MACROMEDIA, INC. AND SUBSIDIARIES

We are dependent on our distributors — A substantial majority of our revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, mail order, educational distributors, VARs, OEMs, hardware and software superstores, and retail dealers. Domestically, our products are sold primarily through distributors, VARs, and OEMs. One distributor, Ingram Micro Inc., accounted for approximately 30% of our consolidated net revenues for the three-and-nine months ended December 31, 2002. The loss of a relationship with, or a significant reduction in sales volume to, a significant distributor or reseller, could have a material adverse effect on our results of operations.

In addition, while our products are distributed through different levels of distribution channels, we maintain direct contractual relationships with primarily the first-tier distributors, generally relying on such distributors to manage the relationship with second-tier distributors and resellers with respect to the distribution, marketing, and promotion of our licenses. Although we receive periodic reports from most of the distributors and resellers of our products, our reliance on our first-tier distributors to assist us in managing the lower level distribution channels limits our ability to (i) anticipate and respond to excess inventory levels of, or change in demand for, our products by lower-tier distributors or resellers, (ii) directly manage the marketing or promotion of our products by such lower-tier distributors or resellers and (iii) monitor the adequacy of training received with respect to our products by employees of such lower-tier distributors or resellers. Therefore, if our first-tier distributors are unable to continue to effectively assist us in managing the lower-tier distribution channels, the demand for, and reputation of, our products may decrease and our operations and our financial results may be materially and adversely effected.

Product returns could exceed our estimates and harm our net revenues — The primary sales channels into which we sell our products throughout the world are a network of distributors and value added resellers. Agreements with our distributors and value added resellers contain specific product return privileges for stock rotation and obsolete products. In general, we would expect sales returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and resellers seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and resellers would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end-user demand, which would result in a decrease in our allowance for sales returns. As part of our revenue recognition practices, we have established a reserve for estimated sales returns. These reserves are based on a number of factors, including channel inventory levels and the timing of new product introductions. If actual product returns exceed our reserve estimates, such excess would have an adverse effect on our net revenues and our results of operation.

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

Risk associated with acquisitions — We have entered into business combinations with other companies in the past, including our acquisition of Allaire in fiscal year 2001, and may make additional acquisitions in the future. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services, technologies, and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, and the acceptance of the acquired

MACROMEDIA, INC. AND SUBSIDIARIES

companies’ products and services by our customers. In addition, future acquisitions would likely result in dilution to existing stockholders, if stock or stock options are issued, or debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations, and liquidity. Accordingly, any future acquisitions could result in a material adverse effect on our results of operations.

We face intense competition — The markets for all of our product lines are highly competitive. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. Our development tools compete directly and indirectly with products from major vendors including Microsoft Corporation, International Business Machines Corp., and Adobe. Our server products compete in a highly competitive and rapidly changing market for application server technologies. With respect to our server products, we compete directly with Microsoft Corporation, International Business Machines Corp., BEA Systems, Inc., and Sun Microsystems, Inc. Introduction of new products or functionalities in current products by us or by another company may intensify our current competitive pressures. In addition, several of our current and potential competitors have greater financial, marketing, technical, and intellectual property resources than we do.

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

MACROMEDIA, INC. AND SUBSIDIARIES

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

Adverse economic conditions may affect our ability to sublease vacated portions of properties held under sublease — In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our prior acquisitions and to better align our cost structure with the weaker business environment. During fiscal year 2002, our restructuring expenses included, among others, costs related to canceling or vacating approximately 450,000 square feet of facility space held under our operating leases. We currently lease 299,000 square feet of space in San Francisco, under operating leases which expire between July 2004 and June 2010, of which 109,000 square feet of space is not currently occupied by us and is currently subleased or being marketed for sublease. Furthermore, we lease 348,000 square feet of space in Newton, Massachusetts, which expires in June 2010, of which 262,000 square feet is currently subleased or being marketed for sublease. We also lease 55,000 square feet at a facility in Richardson, Texas, of which 27,000 square feet is currently being marketed for sublease. Our restructuring expenses and accruals involved significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through third-party advisors. These estimates include, among others, timing and market conditions of rental payments and sublease income. Any future reductions in operations, including staff reductions, may result in us vacating additional portions of properties held under operating leases prior to the expiration of the corresponding lease agreements. The general adverse economic conditions in the areas in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. If the adverse economic and real estate conditions continue, or if we are unable to successfully market and sublease excess facilities on terms acceptable to us, we may be unable to sublease our excess leased properties, or we may not meet our expected estimated levels of subleasing income, and our results of operations could be negatively affected.

Changes in generally accepted accounting principles (“GAAP”) may affect our reported results — We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may affect the reporting of transactions completed prior to the announcement of a change. In order to prepare our GAAP financial statements, a number of estimates are used by our management, particularly with regard to our restructuring plans, amortization of intangible assets, and the impact of product returns from our distributors and VARs when determining license revenues to be recognized. Our management uses the best available information at the time to create estimates, however, actual future results may vary from these estimates. It is our policy to prospectively adjust estimates when actual results or better information becomes available.

MACROMEDIA, INC. AND SUBSIDIARIES

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

We invest our cash, cash equivalents, and short-term investments in a variety of financial instruments, consisting primarily of U.S. Dollar-denominated commercial paper, interest-bearing bank accounts with financial institutions, money market funds, and highly liquid debt securities of corporations, municipalities, and the U.S. Government and its agencies. Cash balances in foreign currencies overseas are primarily invested in interest-bearing bank accounts with financial institutions.

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

Our exposure to foreign exchange rate fluctuations arises from the sale of products internationally in foreign currencies, and from expenses in foreign currencies to support those sales. We have a risk management program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of foreign exchange forward contracts in certain currencies, primarily the Euro, Japanese Yen, and British Pound. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. Under this program, increases or decreases in our foreign currency transactions are partially offset by gains and losses on the foreign exchange forward contracts, so as to mitigate the income statement impact of significant foreign currency exchange rate movements. We do not use foreign exchange forward contracts for speculative or trading purposes.

We sell our products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen, and British Pound. We regularly enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Effective February 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Upon

MACROMEDIA, INC. AND SUBSIDIARIES

adoption, we did not designate any foreign exchange forward contracts as SFAS No. 133 hedges and did not record any transition adjustments.

Cash Flow Hedging.    In fiscal year 2003, we began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges, and as a result, we began applying hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the underlying transactions are matched at inception, and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (“AOCI”). We record any ineffective portion of the hedging instruments in other income (expense) on our condensed consolidated statements of operations, which was immaterial for the three-and-nine month periods ended December 31, 2002. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to other income (expense) at that time. All values reported in AOCI at December 31, 2002 will be reclassified to earnings in eight months or less. At December 31, 2002, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging.    We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At December 31, 2002, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

Our outstanding foreign exchange forward contracts at December 31, 2002 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at December 31, 2002 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount	Weighted Average Forward Rates
	(In thousands, except weighted average forward rates)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$13,852	1.01
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	2,804	121.20
British Pound (“GBP”) (contracts to receive GBP/pay U.S. Dollar)	(1,979)	1.58

	$14,677

Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$11,914	0.99
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	4,927	122.44
British Pound (“GBP”) (contracts to receive U.S. Dollar/pay GBP)	63	1.57

	$16,904

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal

MACROMEDIA, INC. AND SUBSIDIARIES

financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its merger with Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001, which asserted similar claims on behalf of a putative class of stockholders who purchased Allaire stock between December 7, 1999 and September 18, 2000. On June 19, 2002 the Court denied defendants’ motion to dismiss the amended complaint. The Court has set the trial date for the Class Action to commence in November 2003. The parties have commenced discovery on this matter. Although the Class Action is in its early stage and we are not able to predict the outcome of the litigation at this time, we intend to defend this claim vigorously.

On April 11, 2001, Allaire, after it was merged into Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. On September 25, 2001, the Court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action. As with the Class Action, Kassin is in its early stage and we are not able to predict the outcome of the litigation at this time. We intend to defend this claim vigorously.

In fiscal year 2002, we entered into a final judgment and settlement dismissing a complaint entitled Rosen et al. v. Macromedia, Inc. (“Rosen”). Under the settlement, the claims against Macromedia and all other defendants

MACROMEDIA, INC. AND SUBSIDIARIES

in the Rosen case and related state and federal cases were resolved without presumption or admission of any liability or wrongdoing. The settlement amount was $48.0 million, of which, approximately $19.5 million was paid by insurance, net of reimbursable legal fees, and subject to a reservation of rights by RLI Corporation (“RLI”), one of the Company’s excess insurers, to seek reimbursement of its $5.0 million settlement contribution. On March 7, 2002, RLI filed a complaint in the U.S. District Court for the Northern District of California against Macromedia and several of its present and former officers and directors for reimbursement of the $5.0 million settlement contribution made by RLI toward the settlement of Rosen (the “RLI Claim”). The complaint alleges that California Insurance Code Section 533 bars insurance coverage for the underlying settlement. Macromedia disputed such allegations, and filed counterclaims for breach of contract and breach of the implied covenant of good faith and fair dealing (the “Macromedia Counterclaims”). In February 2003, Macromedia and RLI reached a settlement with respect to the RLI Claim and the Macromedia Counterclaims, pursuant to which Macromedia and RLI will dismiss with prejudice the Macromedia Counterclaims and the RLI Claim, respectively, and Macromedia will reimburse RLI $2.5 million of the $5.0 million settlement contribution made by RLI toward the settlement of Rosen. We recorded the $2.5 million settlement in our condensed consolidated statements of operations for the three-and-nine months ended December 31, 2002.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

The Audit Committee of Macromedia, Inc. has considered whether any reasonably anticipated non-audit services to be rendered by KPMG LLP during the course of fiscal year 2003 are compatible with maintaining KPMG LLP’s independence as auditors of the Company’s fiscal year 2003 consolidated financial statements, and have approved the anticipated non-audit services, maintaining that they would not impair KPMG LLP’s independence. The Audit Committee has approved the following non-audit services anticipated to be performed by KPMG LLP: international executive tax assistance, tax consulting services, third-party technology license audit services, and audit of the Macromedia, Inc. 401(k) Employee Savings Plan for the plan year ended December 31, 2002.

Item 6.     Exhibits and Reports on Form 8-K

(A)  Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Date Filed

10.24	Employment agreement between the Registrant and Robert K. Burgess dated January 10, 2003. *			X

*	Represents a management contract or compensatory plan or arrangement.

(A)  Reports on Form 8-K:

None.

MACROMEDIA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2002	MACROMEDIA, INC.

/s/    ROBERT K. BURGESS

By:

Robert K. Burgess

    Chairman and Chief Executive Officer

    (Principal Executive Officer)

/s/    ELIZABETH A. NELSON

By:

Elizabeth A. Nelson

    Executive Vice President, Chief
    Financial Officer and Secretary

    (Principal Financial Officer)

MACROMEDIA, INC. AND SUBSIDIARIES

CERTIFICATIONS

I, Robert K. Burgess, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macromedia, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 10, 2002	/s/ Robert K. Burgess Robert K. Burgess Chairman and Chief Executive Officer

MACROMEDIA, INC. AND SUBSIDIARIES

I, Elizabeth A. Nelson, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macromedia, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 10, 2002	/s/ Elizabeth A. Nelson Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary