Form 10-K
period 2003-03-31
MACROMEDIA INC
filed 2003-06-09
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-22688

MACROMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	600 Townsend Street	94-3155026
(State or other jurisdiction of incorporation or organization)	San Francisco, California 94103 Telephone: (415) 252-2000	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share

Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter: $466.1 million. See definition of affiliate in Rule 12b-2 of the Exchange Act. As of May 27, 2003, there were 63.6 million shares of the Registrant’s common stock, $0.001 par value per share, outstanding, including 1.8 million shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

(1)	Designated portions of the Proxy Statement relating to the 2003 Annual Meeting of Stockholders: Part III (Items 10, 11, 12, 13 and 16)

MACROMEDIA, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended March 31, 2003

*	Item 15 and 16 are set forth in reverse order to comply with the current requirements of Form 10-K.

PART I

Except for historical financial information contained herein, the matters discussed in this Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors that May Affect Future Results of Operations;” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.    BUSINESS

Business Overview

Experience matters. Macromedia, Inc. is motivated by the belief that great experiences build great businesses. Our software empowers millions of business users, developers and designers to create and deliver effective, compelling and memorable experiences—on the Internet, on fixed media, on wireless and on digital devices.

We were incorporated in Delaware in February 1992. Since that time, we have grown to become one of the leading independent software companies in the world, with net revenues of $336.9 million for fiscal year 2003. Our principal executive offices are located at 600 Townsend Street, San Francisco, California 94103. We make available free of charge copies of our SEC filings and submissions on our Website, www.macromedia.com, as soon as practicable after electronically filing or furnishing such documents to the SEC.

Market Opportunity

Several broad industry trends in the development of software systems for corporations, government and educational institutions shape the market opportunity for our products. First, the digital world has come to understand what the physical world has known for some time: great experiences build great business. Organizations are increasingly focused on providing great experiences for their customers, partners and employees both in the physical and digital worlds. Second, organizations are adopting Internet technologies as the primary mechanism for deploying content and applications to end-users. This trend began in the mid 1990s and is continuing today, as more and more organizations recognize the benefits of using Internet technologies to communicate and interact with employees, customers and partners. Third, large organizations are migrating existing business systems to a new generation of application-server technologies such as Java application servers and the Microsoft .NET framework. At the same time, organizations are building new business systems using application server technologies to automate business processes, including expense management, customer service, supply chain interactions, employee training and support for remote workers and human resources administration. Fourth, the market for Internet-connected devices including cellular phones, personal digital assistants, game consoles and home entertainment systems is rapidly expanding.

In the context of these broad industry trends, we believe there is a significant opportunity for software that makes it easier and more cost-effective to create content and applications that provide great end-user experiences. Creating high-quality, responsive and effective interfaces for end-users requires a combination of client software for enabling the display of information and user interactions, server software that can extend application server technologies to handle the unique needs of generating a high-quality end-user experience and development tools that can be used to design content, develop interactions and integrate content and application functionality. Moreover, as the market for Internet-connected devices grows, we believe there will be an increasing demand for products that enable the creation of content and application user interfaces which can be deployed to personal computers and other Internet-connected devices.

Given these market trends and the opportunities they create, we believe our MX family of products provides Information Technology (“IT”) organizations in business, education and government institutions the client, server and development tool technologies to create effective end-user interfaces for Internet technologies and Internet-connected devices. In addition, we believe creating great experiences should extend beyond technology professionals. Our Information Convenience products enable non-technical business users to create great experiences for their customers, employees and partners. Our Mobile and Device products enable telecommunications carriers and news and entertainment networks to deliver information to consumers using modern wireless and high-speed wire line networks.

The current trends in the business and government sectors are also shaping the long-term demands for specialized computing skills in the labor force. As a result, educational institutions in both the K-12 and higher education markets are seeking to incorporate technology into their curricula that enables students to learn professional skills and gain general computer competencies through the use of software to complete traditional educational exercises and analysis individually and in collaboration. The demand for technology in the education market represents another market opportunity for us to sell our products directly to educational institutions, instructional program designers and students.

Products

Macromedia provides three broad families of products to address this market opportunity. They include our Macromedia MX Products, our Information Convenience Products and our Mobile and Device Products.

MACROMEDIA MX PRODUCTS.

The Macromedia MX family of products provides client software, server and development tools for cost-effectively building websites and Internet applications that offer highly effective end-user experiences. A substantial portion of our revenues are derived from licensing our software products, which are now included in the Macromedia MX product family. The products in the Macromedia MX product family are specifically designed to work together through functional integration and a shared user interface standard. Macromedia MX provides a complete, integrated solution for building Internet applications that combine the interactivity of multimedia and desktop applications, the multi-way communication capabilities of collaborative computing systems and the flexible deployment characteristics of web applications.

Client Software.    Our Client Software is enabling technology distributed directly to end-users on the Internet.

We distribute our client software for the personal computing platform through downloads from our Websites at no charge. We also distribute our client software through original equipment manufacturer (“OEM”) agreements with a number of major operating system vendors and hardware manufacturers. Our two primary client software products are Macromedia Flash Player and Macromedia Shockwave Player.

Macromedia Flash Player—Macromedia Flash Player is the most widely distributed rich client software on the Internet. The player provides a runtime environment for text, graphics, animations, sound, video, application forms and two-way communications. According to a survey by The NPD Group, Inc. (“The NPD Group”), a provider of global information for measuring product movement and consumer behavior in a variety of industries, at March 31, 2003, 98 percent of Web users, which represent approximately 500 million people, could view content created for Macromedia Flash Player. Macromedia Flash Player is also available on a wide range of Internet-connected devices such as wireless and handheld devices, interactive TV and game consoles.

Macromedia Shockwave Player—Macromedia Shockwave Player is a rich media player used for deploying multimedia content for use in Internet solutions including education, training, games and commerce. According to The NPD Group, at March 31, 2003, Macromedia Shockwave Player was available to 60 percent of Web users.

Server Software.    Our Server Software is used by thousands of companies worldwide to develop and deploy Web applications. The Macromedia MX server product family primarily consists of Macromedia ColdFusion MX and Macromedia JRun Server.

Macromedia ColdFusion MX—Macromedia ColdFusion MX is the server technology in the Macromedia MX product family. Macromedia ColdFusion MX provides a server-scripting environment and a set of features for building database-driven applications that are accessible through both Web browsers and Macromedia Flash Player. ColdFusion is used by organizations that need a way to quickly build scalable business applications. Macromedia ColdFusion MX is built on an open Java technology architecture. As a result, it can be deployed on third-party Java application servers that support the Java 2, Enterprise Edition (“J2EE”) specification, including Macromedia JRun Server, International Business Machine Corporation’s (“IBM”) WebSphere and Sun Microsystems, Inc.’s (“Sun”) SunONE application servers.

Macromedia JRun Server—Macromedia JRun Server is a Java application server based on the J2EE specification. While not part of the Macromedia MX product family, Macromedia JRun Server integrates with our development tool offerings and is designed to compete at the mid-range of the Java application server market through ease-of-use and price. Macromedia JRun Server is used to deploy applications for functions such as on-line banking and customer service.

Development Tools.    Our Development Tools provide a broad range of capabilities for building the full scope of Internet solutions including Websites, Web applications and rich Internet applications. The tools in the Macromedia MX family include Macromedia Dreamweaver MX, Macromedia Flash MX and Macromedia Fireworks MX. These products are licensed individually and together in a suite, Macromedia Studio MX, which also includes Macromedia FreeHand MX and a license of ColdFusion MX Server Professional Edition, which is restricted to use on a single computer for development purposes. In addition to the Macromedia MX products, we license several tools that are market leaders in their respective categories including Macromedia Director MX Shockwave Studio for multimedia development and Macromedia Authorware for creating computer based training solutions.

Macromedia Dreamweaver MX—Macromedia Dreamweaver MX is a leading professional development environment for creating Websites and applications. It includes capabilities for visually designing Hyper Text Markup Language (“HTML”) pages, coding HTML and application logic and working with application server technologies. Macromedia Dreamweaver MX is used by designers and developers to create a broad range of Web solutions for publishing on-line commerce, customer service and on-line education. Macromedia Dreamweaver MX, which is included in the Macromedia Studio MX product suite, is licensed per development seat and is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia Flash MX—Macromedia Flash MX provides a development environment for creating Internet user experiences that integrate animations, motion graphics, sound, text, video and application functionality. Solutions built with Macromedia Flash MX are deployed via the Web to browsers and Internet-connected devices that run Macromedia Flash Player. Macromedia Flash MX is part of the Macromedia MX product family, so it is designed to work with and complement the other Macromedia MX products, including integration on the server with Macromedia ColdFusion MX. Macromedia Flash MX, which is included in the Macromedia Studio MX product suite, is licensed per development seat and is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia Fireworks MX—Macromedia Fireworks MX is a professional graphics design tool for building interactive Web graphics. Macromedia Fireworks MX gives professional designers, as well as developers who need to create graphics for Websites and applications, tools for creating images that can be deployed to Web browsers and Macromedia Flash Player. Macromedia Fireworks MX integrates with Macromedia Flash MX and Macromedia Dreamweaver MX. Macromedia Fireworks MX, which is included in the Macromedia Studio MX product suite, is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia FreeHand MX—Macromedia FreeHand MX is a professional vector graphics tool that designers and illustrators use to create images that can be scaled. Macromedia FreeHand MX, which is included in the Macromedia Studio MX product suite, supports developing images for print, the Web and the Macromedia Flash Player and is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia Director MX Shockwave Studio—Macromedia Director MX Shockwave Studio is a tool for creating multimedia content that combines images, text, audio and video into presentations and interactive experiences. For Websites, Macromedia Director MX Shockwave Studio provides a powerful solution for delivering multimedia content that supports three dimensional, or 3-D, images and animations for use in various markets, including education, games and commerce. In addition, Macromedia Director MX Shockwave Studio enables the creation of fixed-media content for CD titles and DVD titles in the entertainment, education and corporate training markets. Macromedia Director MX Shockwave Studio is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia Authorware—Macromedia Authorware is a rich media authoring tool used for e-learning. Uses of Macromedia Authorware range from creating Web-based tutorials to simulations incorporating audio and video. Applications developed with Macromedia Authorware can be delivered on the Web, over corporate networks or on CD-ROM.

INFORMATION CONVENIENCE PRODUCTS.

This software product family enables non-technical business users to create and deliver information without intricate technical training. The products in the Information Convenience family include Macromedia Contribute and Macromedia Breeze.

Macromedia Contribute—Macromedia Contribute is an easy way to update, add and publish Web content. With Macromedia Contribute, non-technical users can make changes to an HTML Website while automatically maintaining site standards for style, layout and code. Macromedia Contribute, which is included in the Macromedia Studio MX product suite, enables content providers and Web professionals to save time and streamline the Web-content maintenance process.

Macromedia Breeze—Macromedia Breeze solutions enable organizations to quickly provide customers, partners and employees with consistent, just-in-time education and training on-line using Macromedia Flash content and Microsoft PowerPoint to author their content.

MOBILE AND DEVICES PRODUCTS.

This software product family is targeted at device manufacturers, carriers and media networks. The products in the Mobile and Devices products group today are Embedded Flash and Flash Lite. These products leverage off of Macromedia Flash MX, which combines sophisticated multimedia and powerful application development features, making it easy for Macromedia Flash designers and developers to deliver both engaging consumer content and rich mobile business applications to a wide range of Internet-enabled devices and platforms, from cellular phones to personal digital assistants, organizers, set-top boxes and game machines. Our Mobile and Devices products provide devices manufacturers and carriers with the ability to design for next-generation Internet-enabled devices while effectively targeting the Macromedia Flash Player version supported on the device.

Product Development

The majority of our research and product development has been performed in the United States. Development teams or contractors in various local markets perform translation and localization of foreign-language versions of certain products.

The following table summarizes our consolidated research and development expenses for fiscal years 2003, 2002 and 2001. In addition, we amortized $4.6 million, $4.0 million and $3.1 million of capitalized software costs during fiscal years 2003, 2002 and 2001, respectively.

	2003	2002	2001
	(In millions, except percentages)
Research and development expenses	$92.4	$110.1	$107.7
Research and development expenses as a percentage of net revenues	27%	34%	28%

As the software industry is characterized by rapid technological change, a continuously high level of expenditure is required to enhance existing products and develop new products. We believe that our future success depends on our ability to enhance existing products as well as develop and introduce new products on a timely basis. It is critical that new products and enhancements keep pace with constantly evolving network infrastructure, Internet technology and competitive offerings. We continue to adapt our products to new hardware and software platforms in order to embrace industry standards and, therefore, we will continue to incur significant operating expenses in the future for product research and development. As part of this effort, we may, as appropriate, acquire additional software and system technologies that we consider critical to meet the needs of Internet developers and consumers.

Independent firms and contractors perform some of our product development activities, while other technologies used in our products are licensed from third-parties. We either own or license the software developed by third-parties. Because qualified development personnel are in high demand, independent developers, including those who currently develop products for us, may not be able to provide development support to us in the future. Similarly, we may not be able to obtain and renew existing license agreements on favorable terms, if at all and any failure to do so could harm our business.

Marketing and Sales

Our customer-related operations are divided into three primary geographic regions, North America, Europe and Asia Pacific and Other, and are supported by global marketing and sales organizations. Through these organizations, we extend our brand worldwide through various marketing techniques, including direct mailing and advertising both on the Web and in print, customer seminars and trade shows. We also work directly with our distributors, resellers and OEMs on cooperative advertising, promotions and trade show presentations.

A substantial portion of our revenues is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, value-added resellers (“VARs”), electronic commerce through our Websites, OEMs, hardware and software superstores and retail dealers.

Our ability to effectively distribute our products, particularly in the international markets we serve, depends in part upon the financial and business condition of our distributor network. From time-to-time, computer software distributors experience financial and operating difficulties, particularly during times of economic contraction and may do so in the future. Moreover, the changing distribution models resulting from the Internet and in particular the increased focus on direct sales to major accounts, may impact our distributor network in the future. One distributor, Ingram Micro, Inc., accounted for 28% of our consolidated net revenues in each of fiscal years 2003, 2002 and 2001. The loss of this distributor or a significant reduction in business with this or any major distributor could harm our business.

We also sell our products directly to large corporate and educational institutions, typically under volume licensing agreements where customers have the right to reproduce and use our software products.

Internationally, our products are sold through our distributor network and directly to end-users. International sales accounted for approximately 40% of our consolidated net revenues in fiscal years 2003, 2002 and 2001. In certain cases, distributors have exclusive distribution rights to certain products in their respective countries.

We typically ship products shortly after receipt of order, which is common in the computer software industry. Accordingly, backlog as of any particular date is not indicative of actual sales of any succeeding period.

Customer Support and Training

We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation that, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Our customers have a broad choice of support options depending on the level of service desired. We provide access to a wide range of technical information on our Websites, as well as on-line forums for each of our products. For our development tool software products, we offer complimentary 90-day technical support for end-users who have registered their products with us via email or over the phone.

In addition, we offer a number of paid support options for end-users, including incident-based support, annual support contracts and access to “24 by 7” support. These programs include Macromedia DevNet Subscriptions (“DevNet”) which we introduced in March 2003. Our DevNet program offers a comprehensive set of tools, servers, extensions, components and other resources over a one-year subscription period.

We have also developed relationships with third-party support providers to complement the support services that we provide.

Our customers also depend on support from our worldwide network of VARs, OEMs, training centers and third-party developers. We offer several programs that provide marketing, sales and technical support to augment services provided by our global partner network.

We offer both on-line and classroom-based training as well as formal certification for our development tool and server products through a worldwide network of authorized third-party training centers and certified Macromedia instructors. In addition, training and instruction on the use of Macromedia products is provided by thousands of high schools, colleges and technical schools throughout the world. We support the expanded use of Macromedia products for classroom training by providing approved curricula and through reduced pricing on products licensed to schools and students.

Production and Suppliers

Production of our finished products involves replication of the software, the printing of user manuals and product assembly. The production and distribution of finished goods is performed by a third-party manufacturer. Manufacturing is currently performed by one vendor at facilities located in the United States, the Netherlands and Singapore. Our current vendor operates multiple facilities around the world that are capable of serving any additional needs we may have and such sites could serve as viable back-ups in the event manufacturing difficulties arise at the existing sites used to support our business. In addition, we believe there are other third-party vendors capable of fulfilling our production and distribution requirements. To date, we have not experienced any material difficulties or delays in the production of our software and documentation or in the distribution of finished products.

We also license and distribute our software products directly to end-users through a volume licensing program. The management, tracking and fulfillment of the volume license orders are performed by a third party at its facilities located in the United States and France.

In addition, we license and distribute our software products directly to end-users over the Internet through our Websites. With an increasing proportion of revenues being derived from on-line sales, customer access to our Websites affects the volume of software products we sell and thus affects our consolidated net revenues. A third-party hosts the primary computer equipment and communications systems used to run our Websites. We experience occasional system interruptions that make our Websites unavailable or prevent us from efficiently fulfilling orders, which may reduce our revenues. To prevent system interruptions and to ensure integration with our other business systems, we, as well as our third-party service provider, upgrade software, hardware and network infrastructures used in the operation of our Websites to accommodate increased traffic and sales volume on our Websites.

Our computer and communications systems as well as those of our third-party service provider could be damaged or interrupted by fire, flood, earthquake, power loss, telecommunications failure, vandalism or similar events. Computer viruses, physical or electronic vandalism or similar disruptions could also cause system interruptions, delays and loss of critical data and could prevent us from fulfilling customer orders. We have disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, as they could impact our sales and damage our reputation and the reputation of our products. We may, however, have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption.

Competition

We operate in a highly competitive market characterized by market and customer expectations to incorporate new features and to accelerate the release of new products. These market factors represent both opportunities and competitive threats to us.

Our development tools compete directly and indirectly with products from major vendors including Microsoft, IBM, Corel Corporation and Adobe Systems, Inc. (“Adobe”). The Web application development tools market is a very competitive market. While we believe that we are a leader in the market for professional Web development tools with Macromedia Dreamweaver MX, we face competition from Adobe GoLive as well as competition from the mid-range product provided by Microsoft FrontPage. We believe our ability to compete favorably in this market in the future will require continued product development and innovation resulting in new functionality that can integrate with our existing products so that we can offer our customers a greater suite of products and solutions.

Our server products compete in a highly competitive and rapidly changing market for application server technologies. We face competition from major vendors including Microsoft, IBM, BEA Systems, Inc. (“BEA”) and Sun. In addition, Macromedia ColdFusion MX competes indirectly with several technologies available today at no cost including the PHP and PERL programming environments that are available for the Apache Web server. Macromedia JRun Server competes with large Java application server vendors as well as products available at no cost including the Tomcat Java Servlet Engine provided by the Apache Foundation. We believe our future results largely depend on our ability to innovate by developing new products and providing enhancements and upgrades of current product offerings that compete favorably with respect to reliability, performance, ease of use and pricing. However, we believe that we will be able to continue to successfully compete with our server products through a combination of functionality, ease of use and price performance.

Today our client technologies, Macromedia Flash Player and Shockwave Player, command leadership positions in their respective categories. For animation and application user interfaces, Macromedia Flash Player is the most widely distributed Web browser plug-in. We distribute our client technologies through OEM agreements with a number of major operating system vendors and hardware manufacturers. For application development, Macromedia Flash Player faces competition from time to time from new vendors and technology providers. The on-going success of Macromedia Flash Player could be threatened by new capabilities added to Web browsers or by alternatives provided by major operating system vendors including Microsoft and Apple. We believe that our existing market penetration and user acceptance provides our client technologies with a competitive advantage over other competing technologies.

Our newly announced Information Convenience products appeal to a much broader set of customers. Competition for the non-technical business user comes from a much broader range of companies. Generally these products target a specific business work flow such as updating content on a Website or using the Internet to communicate with a company’s customers, partners and employees. Companies in this space include Microsoft and WebEx Communications, Inc.

Proprietary Rights and Licenses

We rely on a combination of copyright, patent, trade secret and trademark laws, as well as employee and third-party nondisclosure agreements, to protect our intellectual property rights and products. We license our software to end-users under “shrink-wrap” license agreements that the end-users accept when they install our products or activate electronic versions of our products. Despite our efforts to protect our intellectual property rights and products, certain of our intellectual property rights may not be successfully asserted in the future or may be invalidated or challenged. In addition, the laws of certain countries in which our products are or may be distributed do not protect our products and intellectual property rights to the same extent as the laws of the United States. Furthermore, the enforceability of “shrink-wrap” licenses has not been conclusively determined. Our inability to adequately protect and enforce our proprietary rights could harm our business.

Policing unauthorized use of our software products is difficult. We have dedicated resources to focus on software piracy and participate in industry groups to further police unauthorized use of our software. In addition, we are developing technology for our products designed to reduce unauthorized use and activation of our products. While we have recovered some revenue resulting from the unauthorized use of our software products, we cannot determine the extent to which software piracy of our products exists. We anticipate that software piracy will continue to be a persistent issue in the software industry.

Employees

At March 31, 2003, we had 1,085 full-time employees worldwide. None of our employees is subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our relations with our employees and contingent workers are good. Our future success is highly dependent on our ability to attract, retain and motivate highly skilled employees.

ITEM 2.    PROPERTIES

As of March 31, 2003, we leased the major facilities described below:

Location	Approx. Sq. Ft.	Lease Terminations	Sq. Ft. Subleased or Marketed for Sublease
Northern California	387,000	Between 2004 and 2011	144,000
Newton, Massachusetts	350,000	2010	262,000
Richardson, Texas	55,000	2006	27,000
Bracknell, United Kingdom	24,000	2010	12,000

We have additional field sales offices in various locations within the United States, Canada, Latin America, Europe and Asia Pacific. We believe our facilities are adequate for our current and near term needs.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, Macromedia is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters.

On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001, which asserted similar claims on behalf of a putative class of stockholders who purchased Allaire stock between December 7, 1999 and September 18, 2000. On June 19, 2002 the Court denied defendants’ motion to dismiss the amended complaint, and thereafter set a trial date for the Class Action for November 2003. The parties commenced discovery and thereafter mediated their dispute before a United States Magistrate Judge. On May 21, 2003, the parties executed a Memorandum of Understanding (“MOU”) that sets forth the basic terms of a settlement whereby the plaintiffs agree to dismiss the Class Action and provide a broad release of all claims arising out of their purchase, sale or holding of Allaire stock in exchange for a payment of $12.0 million, $10.5 million of which would be paid by insurers and $1.5 million of which would be paid by Macromedia. The MOU calls for the parties to negotiate additional terms to be set forth in a Stipulation of Settlement. The parties’ settlement is expressly contingent on Court approval, which may be withheld or, if provided, may be subject to an appeal to, or reversal by, an appellate court.

On April 11, 2001, Allaire, after it was acquired by Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. On September 25, 2001, the Court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action. Kassin is not subject to the MOU concerning a potential settlement of the Class Action and, as discovery is ongoing, we are not able to predict the outcome of the litigation at this time. We intend to defend this claim vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

Macromedia’s common stock is traded on the NASDAQ National Market under the symbol “MACR.” The Company’s closing stock price was $18.26 on May 27, 2003 and there were 493 stockholders of record as of that date, excluding stockholders whose shares were held in nominee or street name by brokers. The Company has not paid any cash dividends and does not currently have plans to do so in the foreseeable future.

The following table sets forth the high and low sales price per share for Macromedia’s common stock for the periods indicated:

	High	Low
Fiscal Year 2003:
First Quarter	$23.89	$8.04
Second Quarter	8.91	5.99
Third Quarter	13.20	6.18
Fourth Quarter	15.84	10.74
Fiscal Year 2002:
First Quarter	$26.58	$13.50
Second Quarter	18.07	11.48
Third Quarter	27.17	11.62
Fourth Quarter	22.00	13.39

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the five years ended March 31, 2003, is derived from our Consolidated Financial Statements and related notes thereto. This selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related Notes thereto included in Item 15 of this Form 10-K. Historical results are not necessarily indicative of future results.

	2003	2002	2001	2000(4)	1999(4)
	(In millions, except per share data)
Fiscal Year Ended March 31,
Net revenues(1)	$336.9	$326.5	$391.2	$265.0	$153.5
Operating income (loss)(2), (3)	1.7	(238.6)	6.4	8.4	5.2
Income (loss) before income taxes(2), (3)	5.0	(306.6)	22.1	20.7	10.2
Net income (loss)(2), (3)	1.6	(308.8)	13.4	8.8	2.6
Accretion on mandatorily redeemable convertible preferred stock	—	—	—	(2.5)	(0.1)
Net income (loss) applicable to common stockholders(2), (3)	1.6	(308.8)	13.4	6.2	2.5
Net income (loss) applicable to common stockholders per common share:(2), (3)
Basic	$0.03	$(5.31)	$0.26	$0.14	$0.06
Diluted	$0.03	$(5.31)	$0.24	$0.12	$0.05
At March 31,
Cash, cash equivalents and short-term investments	215.6	162.0	178.0	187.0	111.2
Working capital	165.7	116.9	139.5	182.2	105.4
Total assets	527.4	519.6	785.7	339.4	202.5
Non-current liabilities	26.5	37.3	1.2	0.3	0.7
Mandatorily redeemable convertible preferred stock	—	—	—	—	13.6
Total stockholders’ equity	$399.5	$380.7	$668.2	$254.3	$147.0

(1)	During fiscal year 2003, we adopted two accounting pronouncements, Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs and EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, which had the effect of increasing net revenues and equally increasing cost of revenues and operating expenses. Historical net revenues were reclassified to conform to the new presentation. The adoption of these pronouncements did not impact current or previously recorded net income (loss). The change, which involved the reclassification of shipping and handling fees billed and certain out-of-pocket expenses reimbursed by customers, is described more fully in Note 2 to our consolidated financial statements. Historical amounts for shipping and handling fees billed and certain out-of-pocket expenses reimbursed by customers included as a component of net revenues totaled $2.1 million, $1.7 million, $1.6 million, $844,000 and $277,000 in fiscal years 2003, 2002, 2001, 2000 and 1999, respectively.
(2)	We completed a restructuring plan in fiscal year 2002, which is discussed further in Note 12 to our consolidated financial statements. Accordingly, operating income for fiscal year 2002 reflects an $81.8 million charge.
(3)	On April 1, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which is discussed further in Note 9 to our consolidated financial statements. As a result of adopting this standard, we no longer amortize goodwill, which had a net book value of $201.4 million as of March 31, 2003, including $15.8 million in assembled workforce at March 31, 2002, that was reclassified to goodwill, upon adoption of this standard. Operating income for fiscal years 2002, 2001, 2000 and 1999 reflects charges of $101.1 million, $5.0 million, $0.9 million and $0.2 million in those respective fiscal years, related to amortization of goodwill, including assembled workforce, prior to the adoption of this standard.
(4)	Selected consolidated financial data for fiscal years 2000 and 1999 have been restated as a result of our acquisitions of Andromedia, Inc. and ESI Software, Inc., both of which were accounted for as pooling-of-interests business combinations.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the five-year summary of selected financial data and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years represent fiscal years unless otherwise noted. Except for the historical information contained in this Annual Report on Form 10-K, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties, including, without limitation, statements regarding the extent and timing of future revenues and expenses, and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third-parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plan,” “should,” “will,” “would” and words of similar importance. These statements are predictions based upon Macromedia’s current expectations about future events and speak only as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. Readers are referred to “Critical Accounting Policies,” “Results of Operations,” “Liquidity and Capital Resources,” “Risk Factors That May Affect Future Results of Operations,” and “Disclosures About Market Risk” sections contained in this Annual Report on Form 10-K and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements. Unless specifically noted, references to Macromedia in this Annual Report on Form 10-K are references to Macromedia, Inc. and its subsidiaries.

Overview

Macromedia, Inc. is motivated by the belief that great experiences build great businesses. Our software empowers millions of business users, developers and designers to create and deliver effective, compelling and memorable experiences—on the Internet, on fixed media, on wireless and on digital devices.

In fiscal year 2003, we continued to launch new products and new versions of existing products, including our MX family of products: Macromedia Dreamweaver MX; Macromedia Flash MX; Macromedia ColdFusion MX; Macromedia Fireworks MX; Macromedia Freehand MX; Macromedia Director MX and Macromedia Studio MX (which includes Dreamweaver MX, Flash MX, Fireworks MX, Freehand MX and Contribute).

The following table represents our core product lines:

Software Tools	Server Software
Macromedia Studio MX	Macromedia ColdFusion MX
Macromedia Dreamweaver MX	Macromedia JRun Server
Macromedia Flash MX	Macromedia Flash Communications Server MX
Macromedia Fireworks MX	Macromedia Flash Remoting MX
Macromedia FreeHand MX	Macromedia Breeze
Macromedia Director MX
Macromedia Contribute

During fiscal year 2003, we shipped two brand new products, Macromedia Contribute, which is targeted at knowledge workers and content contributors, a new customer demographic for Macromedia, and Macromedia Breeze, which enables non-technical business users to educate, train and inform customers using Macromedia Flash and Microsoft PowerPoint to author their content. These products, which are included in our Information Convenience family of products, are aimed at non-technical users.

Our Mobile and Device products are targeted at device manufacturers, carriers and media networks. The products in the Mobile and Device family are Embedded Flash and Flash Lite.

Our Macromedia Flash Player is the most widely distributed rich Client Software on the Internet. This client software for the personal computing platform is distributed by downloading it from our Websites at no charge. Our Macromedia Shockwave Player is a rich media player used for deploying multimedia content for use in Internet solutions, and is also distributed by downloading it from our Websites at no charge.

Throughout fiscal year 2003, our business continued to be negatively impacted by the worldwide economic conditions, including the continued weakness in information technology (“IT”) and Web developer spending. Accordingly, we have maintained our focus on controlling costs and realizing the cost reduction benefits from our fiscal year 2002 restructuring efforts. At the same time, we continue to invest in our research and development activities to enhance existing products and create new products to address new markets and customers.

Throughout fiscal years 2003 and 2002, we operated in one business segment, the Software segment. Prior to the fourth quarter of fiscal year 2001, our operations included a business segment consisting of our then consolidated subsidiary, AtomShockwave Corporation (“AtomShockwave”), formerly shockwave.com, a provider of on-line entertainment on the Web. On January 14, 2001, shockwave.com consummated its merger with Atom Corporation, with the surviving company named AtomShockwave. As a result of the transaction, we no longer consolidate the results of AtomShockwave and currently operate in one business segment, the Software segment. We evaluate operating segment performance based on net revenues and total operating expenses of the Software segment. At March 31, 2003, we held approximately 32% of the outstanding voting shares of AtomShockwave. This investment is accounted for under the equity method.

Critical Accounting Policies

We make certain estimates, assumptions and judgments when preparing our consolidated financial statements. These estimates, assumptions and judgments can have a significant impact on our consolidated financial statements including the value of certain assets and liabilities on our consolidated balance sheets as well as the amounts of net revenues, operating income (loss) and net income (loss) on our consolidated statements of operations. We have identified the following to be critical accounting policies to Macromedia: allowance for sales returns; allowance for doubtful accounts, restructuring expenses and related accruals; goodwill and other intangible assets; and income taxes.

Allowance for sales returns.    The primary sales channels through which we sell our boxed and volume-licensed products throughout the world are a network of distributors and VARs. Agreements for boxed products with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Current product returns for stock rotation from distributors are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding the amount of the requested return. Distributors may typically return 100% of their inventory balance of obsolete products within a limited time after the release of a new version of such software. Under the terms of our distribution agreements, authorized returns of obsolete products require a new order from such distributor at an amount not less than the amount of the requested return. Sales of our volume-licensed products generally do not contain return privileges except for order errors that are identified by the customer within a limited period of time. Products purchased directly from us by end-users, including sales from our on-line stores have 30-day return rights. As part of our revenue recognition practices, we have established an allowance for sales returns based upon estimated and known returns. Product returns are recorded as a reduction of net revenues and as a reduction of our accounts receivable balance.

We review our allowance for sales returns on an ongoing basis. At March 31, 2003, our sales returns reserve totaled $11.3 million and included $6.2 million of requested and authorized returns by our distributors primarily related to our Studio MX product following the March 2003 introduction of its successor version, Studio MX Plus. In estimating our allowance for sales returns, we evaluate the following factors:

•	Historical product returns and inventory levels on a product-by-product basis, for each of our primary sales regions;

•	Current inventory levels and sell-through data on a product-by-product basis as reported to us by our distributors worldwide on a weekly or monthly basis;
•	Our demand forecast by product in each of our principal geographic markets, which is impacted by our product release schedule, seasonal trends, analyses developed by our internal sales and marketing organizations and analysis of third party market data;
•	General economic conditions, specifically in the markets we serve; and
•	Trends in our accounts receivable.

In fiscal years 2003, 2002 and 2001, product returns, consisting principally of stock rotation for obsolete products, totaled $22.7 million, $27.8 million and $20.7 million, or 7%, 9% and 5% of net revenues, respectively. Our product returns in fiscal year 2003 were impacted by transition and upgrade cycles associated with the launch of our MX product family. Similarly, fiscal year 2002 product returns were impacted by new product offerings. In general, we would expect the allowance for sales returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and VARs seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and VARs would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end-user demand, which would result in a lower allowance for sales returns.

In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and VARs in order to maintain inventory levels deemed by management to be appropriate. We generally estimate our allowance for sales returns based on channel inventory levels between four to six weeks of expected sales by our first-tier distributors and VARs, based on the criteria noted above. We make these estimates based on channel inventory and sell-through information that we obtain principally from our first-tier distributors and VARs. Product returns from our first-tier distributors and VARs are also impacted by actual product returns they receive directly from lower tiers of distribution for which we receive limited inventory and sell-through information. Accordingly, actual product returns in future periods may differ from our estimates and may have a material adverse effect on our net revenues and consolidated results of operations due to factors including, but not limited to, market conditions and product release cycles. At March 31, 2003, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

Allowance for doubtful accounts.    We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for the portion of our accounts receivable when collection becomes doubtful. We initially record our allowance for doubtful accounts based on our historical experience and then adjust this allowance at the end of each reporting period based on an assessment of our accounts receivable and related allowance.

We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable, and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and reduce our reported net income. Our allowance for doubtful accounts amounted to $3.2 million, or 8% of gross accounts receivable, at March 31, 2003 and $3.5 million, or 9% of total gross accounts receivable, at March 31, 2002. The lower balance of the allowance for doubtful accounts as a percentage of gross accounts receivable at March 31, 2003 as compared to March 31, 2002 was based on improvements in certain accounts receivable metrics.

Distributors account for a significant portion of our net revenues and accounts receivable and comprise several individually large accounts, one of which represented 28% of our consolidated net revenues in fiscal years 2003, 2002, and 2001, and 16% and 21% of our gross accounts receivable at March 31, 2003 and 2002, respectively. If the credit exposure associated with a large distributor relationship deteriorated, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses related to any particular industry or geographic region.

Restructuring expenses and related accruals.    In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our fiscal year 2001 acquisition of Allaire Corporation (“Allaire”) and to better align our cost structure with the weaker business environment. The $81.8 million charge recorded as a result of the restructuring primarily related to facility exit costs to cancel or vacate approximately 450,000 square feet of facility space held under our operating leases and, to a lesser extent, employee termination and severance costs.

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

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, market data in order to estimate the likelihood, timing, term and lease rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control and include future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts, Northern California, Bracknell, United Kingdom, and to a lesser extent in Richardson, Texas and Minneapolis, Minnesota. In addition, our restructuring estimates for facilities could be adversely impacted by the financial condition of sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement; and estimated costs associated with canceling or vacating such facility leases. At March 31, 2003, we estimated future sublease income of $11.1 million in connection with restructured facilities held under operating leases. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our consolidated balance sheet at March 31, 2003. Actual results may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual which will impact our operating results in future periods.

The commercial real estate markets where we have significant operating lease obligations may continue to experience weakening demand and excess capacity, notably the Newton, Massachusetts commercial real estate market. At March 31, 2003, our future minimum lease obligation for the portion of the Newton lease related to space that is currently subleased or available for sublease, net of sublease income to be received from existing subtenants, was $34.2 million. The Newton lease represented 48% of our total accrued restructuring at March 31, 2003. Our Newton space covers 350,000 square feet held under operating leases through 2010, of which we currently occupy 88,000 square feet, sublease 220,000 square feet to existing subtenants, and have 42,000 square feet available for sublease. Of the 262,000 square feet that we currently sublease to existing tenants or have available for sublease, subleases covering 83,000 square feet will expire prior to our lease termination in 2010. Should the Newton, Massachusetts commercial real estate markets deteriorate further, we may not be able to find acceptable tenants at the rates or timing consistent with what we used in estimating our restructuring accrual.

Goodwill and other intangible assets.    In fiscal year 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result of adopting this standard, we no longer amortize goodwill, which had a net book value of $201.4 million and $198.9 million at March 31, 2003 and 2002, respectively, including $15.8 million in assembled workforce at March 31, 2002, that was reclassified to goodwill upon adoption of the standard. However, under SFAS No. 142 we will continue to amortize our other intangible assets with estimated useful lives. We currently operate in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires us to assess whether goodwill should be allocated to operating levels lower than our Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. In addition, the reporting unit would have economic characteristics different than the economic characteristics of the other components of the Software segment. Currently, we do not have any reporting units lower than our Software segment that meet the criteria set forth in SFAS No. 142.

SFAS No. 142 also required us to perform a transitional impairment test by assessing the fair value and recoverability of our goodwill upon adoption and at least once a year prospectively. We performed a transitional impairment test upon adoption of this standard, which did not result in an impairment of our goodwill.

In fiscal year 2003, we compared the unamortized capitalized cost of the developed technology associated with our fiscal year 2001 acquisition of Allaire to the product’s net realizable value. This analysis was performed by an independent valuation firm under the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As a result of this analysis, we recorded an impairment charge of $15.7 million for the developed technology asset. This charge represented the amount by which the carrying value of the developed technology asset exceeded its estimated net realizable value.

As a result of the impairment of our developed technology asset, we also performed an impairment analysis on the trade name associated with our fiscal year 2001 acquisition of Allaire. This analysis was performed by an independent valuation firm under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, initially comparing the estimated undiscounted cash flows of the trade name to its carrying value. As a result of this analysis, we recorded an impairment charge of $1.7 million for the trade name asset. This charge represented the amount by which the carrying value exceeded its fair value, estimated by calculating its discounted cash flows.

As a result of the impairment of the developed technology asset and trade name, we also performed an impairment analysis on our goodwill and assessed the fair value and recoverability of the goodwill balance as of September 30, 2002. This analysis did not result in an impairment of our goodwill.

In accordance with SFAS No. 142, we performed an annual impairment analysis to assess the fair value and recoverability of our goodwill in the fourth quarter of fiscal year 2003. This analysis did not result in an impairment charge to our goodwill. We intend to continue to perform this analysis in the fourth quarter of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated by SFAS No. 142. Changes in market conditions and other business indicators could give rise to factors that would require us to assess whether any of our intangible assets are impaired. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these assets. In particular, if there is a significant and other than temporary decline in the market value of our common stock, a decrease in the market value of a particular asset, or operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Income taxes.    In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process also involves estimating the impact of additional taxes resulting from tax examinations, primarily in foreign jurisdictions. These examinations, which primarily relate to our cost reimbursement arrangements among related entities, are often complex and can require several years to resolve. Accruals for tax contingencies require management to estimate the actual outcome of the audit. Actual results could vary from these estimates.

Our provision for or benefit from income taxes is also dependent upon our estimation of a deferred tax asset valuation allowance and the change in our net deferred tax asset balance at each balance sheet date. Significant judgment is used to determine the likelihood that we will realize our deferred tax assets in the future, and includes our ability to forecast future taxable income. An increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Results of Operations

Net revenues.

	2003	2002	2001	% Change
				2003 vs. 2002	2002 vs. 2001
	(In millions, except percentages)
Software segment	$336.9	$326.5	$378.0	3%	(14)%
AtomShockwave	—	—	13.2	—	(100)

	$336.9	$326.5	$391.2	3	(17)

Segment net revenues as a percent of total net revenues.

	2003	2002	2001
Software segment	100%	100%	97%
AtomShockwave	—	—	3

Net revenues for the Software segment were $336.9 million in fiscal year 2003, as compared to $326.5 million in fiscal year 2002. The increase was primarily due to the successful launch of our new products and new versions of existing products. However, we believe our net revenues in fiscal year 2003 were adversely impacted by the continued weakness in IT and Web developer spending.

Our Software Tools products had net revenues of $270.1 million in fiscal year 2003, as compared to $242.5 million in fiscal year 2002. This increase was primarily due to the launch of new Software Tools products and new versions of existing Software Tools products, including our MX family of products and Macromedia Contribute. Macromedia Studio MX, which was launched in the first quarter of fiscal year 2003, represented approximately 31% of our net revenues in the current fiscal year. While sales of Macromedia Studio MX did result in a decrease in sales of our stand-alone products that are included in our Studio MX bundle, aggregate sales from all of our MX products increased by 13% in fiscal year 2003 as compared to fiscal year 2002. This increase was partially offset by a decline in net revenues from our Server Software products, primarily Macromedia ColdFusion MX. Server Software product revenues decreased to $53.0 million in fiscal year 2003, as compared to $60.1 million in fiscal year 2002. This decrease was primarily due to continued pricing pressures resulting from a very competitive market environment, partially offset by releases of new versions of existing products during the current fiscal year.

Net revenues for the Software segment were $326.5 million in fiscal year 2002, as compared to $378.0 million in fiscal year 2001. The weakness in IT and Web developer spending experienced worldwide during fiscal year 2002, combined with fewer new product releases as compared to the prior fiscal year, were the primary factors contributing to the decline in our revenues during fiscal year 2002.

Our Software Tools products had fiscal year 2002 net revenues of $242.5 million, as compared to $338.3 million in fiscal year 2001, resulting from the overall market decline and relatively mature product cycles of our core Software Tools products. The decline in revenues during fiscal year 2002 from our Software Tools products was partially offset by a full year of revenues from our Server Software products (primarily Macromedia ColdFusion and Macromedia JRun Server) obtained from our acquisition of Allaire in March 2001. Server Software product revenues were $60.1 million in fiscal year 2002, as compared to $2.4 million in fiscal year 2001, resulting from the timing of the Allaire acquisition which contributed only 10 days of revenues in fiscal year 2001, as compared to a full year in fiscal year 2002.

As a result of our deconsolidation of AtomShockwave during the fourth quarter of fiscal year 2001, our consolidated net revenues during fiscal years 2003 and 2002 no longer reflected revenues from AtomShockwave. Net revenues for the AtomShockwave segment were $13.2 million in fiscal year 2001 during the period that AtomShockwave was consolidated.

Throughout fiscal year 2003, we released a number of new and upgraded products and intend to continue introducing new and upgraded products in the foreseeable future. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods.

Software segment net revenues by geography.
	2003	2002	2001	% Change
				2003 vs. 2002	2002 vs. 2001
	(In millions, except percentages)
North America	$196.9	$196.8	$209.2	—%	(6)%

Europe	87.7	77.9	103.0	13	(24)
Asia Pacific and Other	52.3	51.8	65.8	1	(21)

International	140.0	129.7	168.8	8	(23)

Net revenues, Software	$336.9	$326.5	$378.0	3	(14)

Software segment net revenues by geography as a percent of software segment net revenues.

	2003	2002	2001
North America	58%	60%	55%
International	42	40	45

North American net revenues for the Software segment increased slightly to $196.9 million in fiscal year 2003, as compared to $196.8 million in fiscal year 2002. The increase in net revenues related to the launch of our new products and new versions of our existing products in the North American region was partially offset by continued weakness in IT and Web developer spending. North American net revenues for the Software segment decreased to $196.8 million in fiscal year 2002, as compared to $209.2 million in fiscal year 2001. The decrease primarily resulted from the overall market decline and relatively mature product cycles of our core Software Tools products, partially offset by the contribution of our Server Software products during fiscal year 2002.

International net revenues for the Software segment increased to $140.0 million in fiscal year 2003, as compared to $129.7 million in fiscal year 2002. The increase primarily resulted from our increased sales efforts in new international markets and from the launch of new products and new versions of existing products, partially offset by the continued weakness in certain foreign economic environments. International net revenues for the Software segment decreased to $129.7 million in fiscal year 2002, as compared to $168.8 million in fiscal year 2001. This decrease primarily resulted from lower demand for our products internationally, partially offset by the contribution of our Server Software products in Europe and Japan during fiscal year 2002 (See “Risk Factors That May Affect Future Results of Operations—Risks Associated With Our International Operations” for additional information).

Cost of revenues.

	2003	2002	2001	% Change
				2003 vs. 2002	2002 vs. 2001
	(In millions, except percentages)
Software segment	$36.2	$44.1	$42.2	(18)%	5%
AtomShockwave	—	—	1.7	—	(100)

	$36.2	$44.1	$43.9	(18)	—

Cost of revenues as a percent of related net revenues.

	2003	2002	2001
Software segment	11%	13%	11%
AtomShockwave	—	—	13

Cost of revenues for the Software segment includes cost of materials, royalties paid to third-parties for the licensing of developed technology, costs incurred in providing training and technical support to customers and business partners, product assembly and distribution costs and costs to translate our software into various foreign languages. Costs of revenues for the Software segment was $36.2 million or 11% of net revenues in fiscal year 2003, as compared to $44.1 million or 13% of net revenues in fiscal year 2002. Cost of revenues for our Software segment decreased in absolute dollars and as a percentage of net revenues in fiscal year 2003 as compared to fiscal year 2002 due to decreases in cost of materials, training costs and royalties paid to third-parties for the licensing of developed technology of $4.6 million, $4.4 million and $2.6 million, respectively. In addition, during fiscal year 2003, we had a greater percentage of revenues from volume license sales, which have a higher gross margin than our traditional box-product sales. These savings were partially offset by an increase in inventory charges for obsolescence of $2.0 million in fiscal year 2003 as compared to the prior fiscal year due to the launch of the MX product family.

Cost of revenues for the Software segment was $44.1 million or 13% of net revenues in fiscal year 2002, as compared to $42.2 million or 11% of net revenues in fiscal year 2001. Cost of revenues for the Software segment increased in absolute dollars during fiscal year 2002 due to higher customer training costs primarily for our Server Software products and partner training programs. In addition, during fiscal year 2002, we incurred higher royalties for third-party technologies, particularly those embedded in product lines acquired in the Allaire acquisition. The year-over-year increase as a percentage of software net revenues was due to a lower revenue base over which to spread our fixed costs, which primarily consist of royalties paid to third parties for the licensing of developed technology, and costs to translate our software into various foreign languages. These increases were partially offset by decreased consulting costs due to a re-allocation of personnel from providing consulting services during fiscal year 2001 to focusing on product sales and marketing efforts during fiscal year 2002.

Cost of revenues for the AtomShockwave segment was $1.7 million in fiscal year 2001 during the period it was consolidated. Cost of revenues for AtomShockwave included revenue sharing paid to content developers and commission expenses for the sale of Web advertising space.

In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, royalty rates for licensed technology and the geographic distribution of sales.

Operating Expenses.

	2003	2002	2001
	(In millions, except percentages)
Sales and marketing	$ 145.3	$ 170.9	$ 155.6
Research and development	92.4	110.1	107.7
General and administrative	36.2	43.7	39.0
Impairment of intangible assets	17.3	—	4.3
Amortization of intangible assets	7.6	114.5	5.6
Acquisition-related expenses and in-process research and development	0.3	—	22.7
Non-cash stock compensation	—	—	6.0
Restructuring expenses	—	81.8	—

Total operating expenses	$ 299.1	$ 521.0	$ 340.9

Selected operating expense categories as a percent of net revenues.
	2003	2002	2001

Sales and marketing	43%	52%	40%
Research and development	27	34	28
General and administrative	11	13	10

Sales and marketing.

	2003	2002	2001	% Change
				2003 vs. 2002	2002 vs. 2001

	(In millions, except percentages)
Software segment	$ 145.3	$ 170.9	$ 143.8	(15)%	19%
AtomShockwave	—	—	11.8	—	(100)

	$ 145.3	$ 170.9	$ 155.6	(15)	10

Sales and marketing expenses for the Software segment consist primarily of: compensation and benefits; advertising expenses, mail order advertising, tradeshow and seminar expenses and other marketing expenses; and allocated expenses for our facilities and IT infrastructure. Sales and marketing expenses decreased to $145.3 million in fiscal year 2003, as compared to $170.9 million in fiscal year 2002. The decrease is primarily due to decreases in allocated facility and IT expenses of $9.9 million resulting from our fiscal year 2002 restructuring efforts and lower compensation expenses of $8.0 million.

Sales and marketing expenses for the Software segment increased to $170.9 million in fiscal year 2002, as compared to $143.8 million in fiscal year 2001. The increase resulted primarily from higher compensation expenses and allocated facility expenses resulting from our fiscal year 2001 acquisition of Allaire. These increases were partially offset by declines in our advertising and other variable sales and marketing expenses resulting from decreased sales and our cost reduction efforts initiated during fiscal year 2002.

Sales and marketing expenses for the AtomShockwave segment were $11.8 million in fiscal year 2001 during the period it was consolidated. Sales and marketing expenses for AtomShockwave consisted primarily of compensation and benefits and infrastructure expenses.

We expect to continue investing in sales and marketing of our products as we continue to launch and sell new products, develop market opportunities and promote our competitive position. Accordingly, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending.

Research and development.

				% Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(In millions, except percentages)
Software segment	$92.4	$110.1	$88.6	(16)%	24%
AtomShockwave	—	—	19.1	—	(100)

	$92.4	$110.1	$107.7	(16)	2

Research and development expenses for the Software segment consist primarily of compensation and benefits as well as allocated expenses for our facilities and IT infrastructure to support product development. Research and development expenses decreased to $92.4 million in fiscal year 2003, as compared to $110.1 million in fiscal year 2002. The decrease resulted primarily from a reduction in allocated facility and IT expenses of $10.1 million resulting from our fiscal year 2002 restructuring efforts and lower compensation expenses of $8.1 million.

Research and development expenses for the Software segment increased to $110.1 million in fiscal year 2002, as compared to $88.6 million in fiscal year 2001. The increase was primarily due to higher compensation expenses and allocated facility expenses as a result of our fiscal year 2001 acquisition of Allaire.

Research and development expenses for the AtomShockwave segment were $19.1 million in fiscal year 2001, consisting primarily of compensation and benefits and related infrastructure expenses.

In fiscal year 2003, we released a number of new and upgraded products and intend to continue introducing new and upgraded products in future periods. We anticipate continuing to invest a significant amount of resources in research and development activities in order to develop new products, advance the technology in our existing products and develop new business opportunities.

General and administrative.

				% Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

	(In millions, except percentages)
Software segment	$36.2	$43.7	$33.6	(17)%	30%
AtomShockwave	—	—	5.4	—	(100)

	$36.2	$43.7	$39.0	(17)	12

General and administrative expenses for the Software segment consist primarily of compensation and benefits, fees for professional services and allocated expenses for our facilities and IT infrastructure. General and administrative expenses decreased to $36.2 million in fiscal year 2003 as compared to $43.7 million in fiscal year 2002. The decrease was primarily due to decreases in allocated facility and IT expenses of $3.0 million resulting from our fiscal year 2002 restructuring efforts and lower professional fees primarily related to various legal matters settled in fiscal year 2002 of $2.9 million.

General and administrative expenses for the Software segment increased to $43.7 million in fiscal year 2002, as compared to $33.6 million in fiscal year 2001. The increase was primarily due to increased professional fees, including legal expenses.

General and administrative expenses for the AtomShockwave segment were $5.4 million in fiscal year 2001 during the period it was consolidated.

We anticipate that general and administrative expenses in the near future will include costs to comply with newly-proposed and enacted rules and regulations promulgated by the SEC and the NASDAQ stock market, including costs to hire additional personnel and use additional outside legal, accounting and advisory services.

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

SFAS No. 142 also requires us to perform a transitional impairment test by assessing the fair value and recoverability of our goodwill upon adoption and at least once a year prospectively. We performed a transitional impairment test upon adoption of this Standard, which did not result in an impairment of our goodwill.

In fiscal year 2003, we compared the unamortized capitalized cost of the developed technology asset associated with our fiscal year 2001 acquisition of Allaire to the product’s net realizable value. This analysis was performed under the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As a result of this analysis, we recorded an impairment charge of $15.7 million for the developed technology asset. This charge represented the amount by which the carrying value of the developed technology asset exceeded its net realizable value.

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

As a result of the impairment of the developed technology and trade name assets, we also performed an impairment analysis on our goodwill and assessed the fair value and recoverability of the goodwill as of September 30, 2002. This analysis did not result in an impairment of our goodwill.

In accordance with SFAS No. 142, we also performed an annual impairment analysis to assess the fair value and recoverability of our goodwill in the fourth quarter of fiscal year 2003. This analysis did not result in an impairment charge on our goodwill. We intend to continue to perform this analysis in the fourth quarter of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated by SFAS No. 142. Changes in market conditions and other business indicators could give rise to factors that would require us to assess whether any of our intangible assets are impaired. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products could adversely impact the carrying value of these assets. In particular, if there is a significant and other than temporary decline in the market value of our common stock, a decrease in the market value of a particular asset, or operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Amortization of intangible assets.    As a result of adopting SFAS No. 142, we no longer amortize goodwill, which had a net book value of $201.4 million and $198.9 million at March 31, 2003 and 2002, respectively and includes $15.8 million in assembled workforce at March 31, 2002, that was reclassified to goodwill upon adoption of this standard. However, under SFAS No. 142 we will continue to amortize our other intangible assets with estimated useful lives.

The net book values of our intangible assets and their estimated remaining useful lives at March 31, 2003 are:

	Net Book Value	Weighted Average Estimated Remaining Useful Life
	(In millions)
Goodwill	$ 201.4	Indefinite
Trade name, trademarks and other intangible assets	2.1	42 months
Developed technology	2.4	28 months

	$ 205.9

Amortization of intangible assets decreased to $7.6 million in fiscal year 2003 as compared to $114.5 million in fiscal year 2002. The decrease was mainly due to our adoption of SFAS No. 142 on April 1, 2002 and the impairment of certain intangible assets during fiscal year 2003.

Amortization of intangible assets was $114.5 million in fiscal year 2002 as compared to $5.6 million in fiscal year 2001. The increase was primarily due to the amortization of intangible assets resulting from the Allaire acquisition during fiscal year 2001.

The following table summarizes our estimated future annual amortization charges from our intangible assets at March 31, 2003:

Amortization Expense
(In thousands)
Fiscal Year:
2004	$ 2,266
2005	1,066
2006	962
2007	232
2008	—

Acquisition-related expenses and in-process research and development.    In fiscal year 2003, we recorded $357,000 of in-process research and development attributable to certain technologies recorded in connection with our fiscal year 2003 acquisitions. Such technologies were recognized as in-process research and development as they had not reached technological feasibility at the time they were acquired and had no alternative future uses. In fiscal year 2001, we recorded $21.1 million of acquisition-related expenses and in-process research and development, related to our acquisitions of Allaire and Middlesoft, Inc. (“Middlesoft”). These acquired technologies were recognized as in-process research and development as they had not reached technological feasibility at the time of the transactions and had not alternative future uses. In fiscal year 2001, we also recorded $1.7 million of acquisition-related expenses in connection with our acquisition of Bitcraft, Inc., which was accounted for as a pooling-of-interest business combination. These acquisition-related expenses included investment banker fees, legal and other professional fees, severance and personnel relocation costs.

Non-cash stock compensation.    Our non-cash stock compensation primarily represents the difference between the exercise price of stock option grants to employees and the deemed fair value of our common stock at the time of grant. In fiscal years 2003, 2002 and 2001 we incurred non-cash stock compensation expense of $281,000, $689,000 and $6.0 million, respectively, related to our acquisitions of Allaire and Middlesoft. We had completely amortized our deferred stock compensation balances as of March 31, 2003. In fiscal year 2001, substantially all of our deferred stock compensation was attributable to AtomShockwave, which we deconsolidated from our consolidated results in January 2001.

Amortization of non-cash stock compensation was allocated to the following expense functions in our consolidated statements of operations:

	2003	2002
	(In thousands)
Cost of revenues	$45	$62
Sales and marketing	121	294
Research and development	89	265
General and administrative	26	68

	$281	$689

We did not allocate any non-cash stock compensation to other expense functions in fiscal year 2001.

Restructuring expenses.    In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our fiscal year 2001 acquisition of Allaire and to better align our cost structure with the weaker business environment. The $81.8 million charge recorded as a result of the restructuring primarily related to exit costs to cancel or vacate approximately 450,000 square feet of facility space held under our operating leases and to employee termination and severance costs.

Our restructuring expenses and accruals involves significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through third-party advisors. We continually review our restructuring accrual to determine its appropriateness and reasonableness. The commercial real estate markets where we have significant operating lease obligations may continue to experience weakening demand and excess capacity, notably the Newton, Massachusetts commercial real estate market. Our Newton lease covers 350,000 square feet through 2010, of which we currently occupy 88,000 square feet, sublease 220,000 square feet to existing subtenants, and have 42,000 square feet available for sublease. Of the 262,000 square feet that we currently sublease to existing tenants or have available for sublease, subleases covering 83,000 square feet will expire prior to our lease termination in 2010. Should the Newton, Massachusetts commercial real estate markets deteriorate further, we may not be able to find acceptable tenants at the rates or the timing that we used in estimating our restructuring accrual.

Other Income (Expense)

Interest income and other, net.    Interest income and other, net, was $3.7 million in fiscal year 2003, as compared to $6.4 million in fiscal year 2002. Returns from interest-bearing cash, cash equivalents and short-term investments and gains and losses on foreign currency transactions and remeasurements represent the majority of the activity for fiscal years 2003, 2002 and 2001. The decline in our interest income and other, net in fiscal year 2003 is primarily due to lower yields on our cash, cash equivalent and short-term investment balances as compared to the prior fiscal year, partially offset by higher average balances of cash, cash equivalents and short-term investments in the current fiscal year.

In fiscal year 2002, our interest income and other, net was $6.4 million, as compared to $14.2 million in fiscal year 2001. The decline was due to lower average balances of cash, cash equivalents and short-term investments and lower yields in fiscal year 2002, as compared to fiscal year 2001. We also recorded losses on foreign currency transactions and remeasurements of $141,000 in fiscal year 2002, as compared to gains on foreign currency transactions and remeasurements of $2.3 million in fiscal year 2001.

Litigation settlements, net.    In fiscal year 2003, we recorded litigation settlement charges of $4.0 million, which was partially offset by the reversal of a litigation settlement charge recorded in fiscal year 2002 of $2.8 million. In fiscal year 2003, we reimbursed $2.5 million to one of the insurers of a securities litigation against us and certain of our former officers and directors, which was settled in fiscal year 2002. In fiscal year 2003, we also recorded a litigation settlement charge of $1.5 million related to an executed Memorandum of Understanding (“MOU”) in connection with pending securities litigation against us and certain of Allaire’s officers and directors. The executed MOU sets forth the basic terms of a settlement whereby the plaintiffs agree to dismiss the pending securities litigation and provide a broad release of all claims arising out of their purchase, sale or holding of Allaire stock in exchange for a payment of $12.0 million, $10.5 million of which would be paid by insurers and $1.5 million would by paid by us. The parties’ settlement is expressly contingent on Court approval, which may be withheld or, if provided, may be subject to an appeal to, or reversal by, an appellate court.

In fiscal year 2002, we signed a stipulation of settlement with lead plaintiffs that resolved securities litigation pending against us and certain of our former officers and directors since 1997. The settlement amount was $48.0 million, of which $19.5 million was initially recovered from insurance, net of reimbursable legal fees. As a result, we recorded a $28.5 million charge as a component of other income (expense) in our consolidated statements of operations during fiscal year 2002. Of the $19.5 million of insurance coverage, $2.5 million was subsequently paid by us to RLI Corporation as a result of the RLI settlement in fiscal year 2003. In fiscal year 2002, we also recorded a charge of $2.8 million, relating to the settlement of outstanding patent claims between Adobe and Macromedia which was reversed in fiscal year 2003 as noted above.

Gain on sale of acquired technology.    In fiscal year 2003, we recorded a gain on the sale of acquired technology of $1.0 million. The net carrying value of the technology, which was previously acquired in connection with our acquisition of Andromedia, Inc. during fiscal year 2000, had already been fully amortized on our consolidated balance sheet as of the date of sale. This gain represented the amount by which the proceeds received exceeded the net carrying value of this asset. This gain was reported as a component of other income (expense) on our consolidated statements of operations, as the transaction that resulted in the gain was not considered a component of our normal and on-going core business activities.

Loss on investments, net.    We have historically held certain non-marketable investments in certain companies that are accounted for on a cost-basis. Impairment losses are recognized on these investments when we determine that there has been a decline in the fair market value of the investment that is other than temporary.

In fiscal year 2003, we received $655,000 in cash from two of our non-marketable cost-basis investments, which were previously written off in accordance with our accounting policy. The cash received was recorded as gains on investments. These gains were partially offset by impairment losses of $400,000 recorded in fiscal year 2003. We also received approximately 588,000 shares of Series B common stock in another company, resulting from a merger of one of these investees with a third party. Our management has determined the estimated fair value of the newly acquired shares to be insignificant. Accordingly, no cost basis for this non-marketable investment was recorded on our consolidated balance sheet as of March 31, 2003.

At March 31, 2003 and 2002, we also held common stock in two public companies that are accounted for as available-for-sale investments. In fiscal year 2003, we wrote off one of these investments, which resulted in a charge of $403,000. The write off resulted from the severe and continued decline in the investee’s common stock price, which was viewed as other than temporary. At March 31, 2003, the net carrying value of our other available-for-sale investment was $56,000.

In fiscal year 2002, we recorded impairment losses on strategic investments of $7.6 million. These losses represented write offs or write downs of the carrying amount of these investments and were determined considering, among other factors, the investees’ current and projected operating results, including estimated liquidation value and the inability of the investees to obtain additional financing. During fiscal year 2002, we received cash proceeds totaling $600,000, representing our portion of the liquidated assets of two investees whose investment balances were previously written off during fiscal year 2001 in accordance with our accounting policy.

In fiscal year 2001, we recognized $13.8 million in impairment losses on various strategic investments held at cost. These losses were recorded in accordance with our accounting policy.

Loss on equity affiliate.    We recorded losses from our equity affiliate, AtomShockwave, of $36.0 million in fiscal year 2002. The charge reflected our share of AtomShockwave’s losses recorded in the period, as well as the write down of our investment and the write off of certain receivables in the prior fiscal year. Our investment balance in AtomShockwave since September 30, 2001 has been zero. Accordingly, we have not recognized our share of AtomShockwave’s losses since September 30, 2001, although we held approximately 32% of the outstanding voting shares of AtomShockwave at March 31, 2003.

Provision for income taxes.

We recorded income tax provisions of $3.4 million, $2.3 million, and $8.7 million in fiscal years 2003, 2002 and 2001, respectively. Current taxes are primarily due to taxable income in certain foreign jurisdictions where we operate. Deferred taxes are primarily due to a change in deferred tax assets, which are related to domestic temporary differences. A deferred tax asset valuation allowance has been established and is determined by assessing whether it is more likely than not the Company will realize its deferred tax assets in the future.

At March 31, 2003, we had available federal and state net operating loss carryforwards of $525.8 million and $433.5 million, respectively. We also had unused research credit carryforwards of $31.9 million and $25.2 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire through 2023. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	2003	2002	2001
	(In millions)
Cash flows provided by (used in):
Operating activities	$41.7	$(42.0)	$66.4
Investing activities	(28.1)	(28.7)	(117.9)
Financing activities	16.4	21.1	59.9

	$30.0	$(49.6)	$8.4

At March 31, 2003, we had cash, cash equivalents and short-term investments of $215.6 million, a 33% increase from the March 31, 2002 balance of $162.0 million. Working capital increased to $165.7 million at March 31, 2003, a 42% increase from the March 31, 2002 balance of $116.9 million.

Cash provided by operating activities in fiscal year 2003 was $41.7 million, as compared to cash used in operating activities of $42.0 million in fiscal year 2002. Cash provided in operating activities in fiscal year 2003 resulted primarily from adjusting our net income for: non-cash depreciation and amortization expense of $26.4 million; impairment of long-lived assets of $19.2 million, primarily resulting from a $17.3 million impairment charge of the intangible assets acquired in connection with our 2001 acquisition of Allaire and a $1.7 million write-down of internally developed software previously capitalized; partially offset by a decrease in net other operating assets of $6.4 million, including payments recorded against our restructuring accrual. Cash used in operating activities in fiscal year 2002 was primarily due to the net loss of $308.8 million, adjusted for non-cash depreciation and amortization of $151.4 million, a $36.0 million loss on equity affiliate and $24.7 million in write offs of fixed assets relating primarily to our restructuring. Cash provided by operating activities in fiscal year 2001 was primarily due to net income of $13.4 million, adjusted for depreciation and amortization expenses of $29.9 million, the write-off of in-process research and development of $21.1 million and impairment of investments of $13.8 million.

Cash used in investing activities in fiscal year 2003 was $28.1 million, as compared to $28.7 million in fiscal year 2002. In fiscal year 2003, cash used in investing activities was primarily due to net purchases of available-for-sale short-term investments of $23.9 million, purchases of property and equipment of $6.2 million and cash used to pay for acquisitions of $4.5 million, partially offset by collections received on non-executive related-party loans of $5.1 million. Cash used in investing activities in fiscal year 2002 was primarily used for net purchases of available-for-sale short-term investments and property and equipment. These payments were partially offset by proceeds from the December 2001 sale-leaseback of an office facility in Redwood Shores, California and collections on non-executive related-party loans. Cash used in investing activities in fiscal year 2001 was primarily used for investments in non-marketable cost-basis investments and property and equipment, partially offset by net sales and maturities of available-for-sale short-term investments.

Cash provided by financing activities in fiscal year 2003 was $16.4 million, as compared to $21.1 million in fiscal year 2002 and $59.9 million in fiscal year 2001. Cash provided by financing activities primarily relates to proceeds received from the exercise of common stock options and purchases on our Employee Stock Purchase Plans. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

In fiscal year 2003, we made capital expenditures of $6.2 million. In fiscal year 2004, we anticipate spending $10.0 million to $20.0 million on capital expenditures, primarily relating to the purchase and implementation of new software applications, including a new integrated enterprise resource planning system and computer hardware.

We expect that our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents and short-term investments will be sufficient to meet our operating requirements for the foreseeable future. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: the economic conditions in the domestic and international markets where we market and sell our products; customer acceptance of new products and services and new versions of existing products; the risk associated with changing our prices or business model; the risk of delay in product development and release dates; our dependence on our distributors; risks of product returns; quarterly fluctuations of operating results; risks associated with investments in international sales operations; the risk of integrating newly acquired technologies and products; the impact of competition; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations.”

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with revenues, expenses and asset balances primarily denominated in Euros, Japanese Yen and British Pound. At March 31, 2003, the net notional amount of forward contracts outstanding amounted to $39.8 million (see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Commitments.    Our principal commitments as of March 31, 2003 consist of obligations under operating leases for facilities, technology license agreements and letter of credit arrangements. We anticipate fulfilling our obligations under these commitments through our working capital.

Leases—We lease office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, we sublease certain office space that we do not expect to occupy prior to lease termination. For certain of these operating leases, we have entered into agreements to indemnify lessors against certain additional costs through the term of the respective leases. To date, we have not made any significant indemnification payments under such agreements and no amount has been accrued in our consolidated financial statements with respect to these indemnification guarantees.

Sale-leaseback—In fiscal year 2002, we sold land and an office building in Redwood City, California, with a consecutive 10-year lease for the space that we currently occupy. The sale resulted in proceeds of $22.1 million, excluding related tenant deposits and fees. The transaction was accounted for as a sale-leaseback arrangement in accordance with SFAS No. 98, Accounting for Leases, SFAS No. 28, Accounting for Sales with Leasebacks and SFAS No. 66, Accounting for Sales of Real Estate. The transaction resulted in a deferred gain of $4.5 million, which is classified in other non-current liabilities on our consolidated balance sheet and will be amortized to operating expense over the lease term. The lease is accounted for as an operating lease, and results in net rental expense of $1.8 million per year.

Technology licenses—We have entered into license agreements with third parties whose products or technologies are embedded in our software products. These license agreements generally provide for royalty payments on a fixed or per-unit basis.

The following table summarizes our contractual obligations at March 31, 2003, consisting of future minimum payments under operating leases and fixed minimum technology license payments:

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Operating lease obligations not in restructuring	$ 69.8	$ 13.2	$ 21.7	$ 16.1	$ 18.8
Operating lease obligations in restructuring	76.8	16.0	29.6	21.7	9.5
Fixed minimum technology license payments	0.7	0.3	0.3	0.1	—

	$ 147.3	$ 29.5	$ 51.6	$ 37.9	$ 28.3

Letters of credit and restricted cash—We obtained letters of credit from financial institutions totaling $11.8 million and $12.7 million as of March 31, 2003 and 2002, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. We pledged, as security in trust for certain of the letters of credit, $10.9 million and $11.4 million as of March 31, 2003 and 2002, respectively. These funds were invested in money market funds and are classified as non-current restricted cash in our consolidated balance sheets. We also have $490,000 held in trust against remaining payment obligations from certain business combinations that were completed in fiscal year 2003 and are classified as non-current restricted cash in our consolidated balance sheets.

Intellectual property indemnification obligations—The terms of our distribution agreements with our first-tier distributors, including OEMs, generally provide for a limited indemnification of such distributors against losses, expenses and liabilities arising from third-party claims based on alleged infringement by our products of an intellectual property right of such third party. The terms of such indemnification often limit the scope of, and remedies for, such indemnification obligations and generally include a right to replace an infringing product. To date, we have not had to reimburse any of our distributors for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with our distributors, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Other contingent liabilities and commitments—Through our normal course of business, we have also entered into other indemnification agreements or guarantees that arise in various types of arrangements, including those with financial institutions under banking arrangements. To date, we have not made any significant payments under such indemnification agreements or guarantees and no amount has been accrued on our consolidated financial statements with respect to those indemnification agreements or guarantees.

Recent Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. Adoption of the provisions of SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. We have elected to continue to account for our stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of the disclosure provisions of SFAS No. 148 did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in software license agreements. It also clarifies that at the time a guarantee is issued, we must recognize an initial liability for the fair value of the obligations we assume under the guarantee and must disclose that information in our consolidated financial statements. The provisions related to recognizing the liability at inception of the guarantee do not apply to product warranties, indemnification provisions in our software license agreements or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. Because we do not have financial relationships with any variable interest entities, the adoption of FIN No. 46 will have no effect on our consolidated financial statements.

Risk Factors That May Affect Future Results of Operations

Except for the historical information contained in this Annual Report, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including those detailed below and from time to time in our other reports filed with the SEC. The actual results that we achieve may differ significantly from any forward-looking statements due to such risks and uncertainties.

Our new product and version releases may not be successful—A substantial portion of our revenues is derived from license sales of new software products and new versions of existing software products. The success of new products and new versions of existing products, including our MX family of products, depends on the timing, market acceptance and performance of new products or new versions of existing products. In the past we have experienced delays in the development of new products and enhancement of existing products and such delays may occur in the future. If we are unable, due to resource constraints or technological reasons, to develop and introduce products in a timely manner, such inability could have a significant adverse effect on our results of operations, including, in particular, our quarterly results. In addition, market acceptance of our new product or version releases will be dependent on our ability to include functionalities and usability in such releases that address the requirements of customer demographics with which we may have limited prior experience. We must update our existing products and services to keep them current with changing technology, competitive offerings and consumer preferences and must develop new products and services to take advantage of new technologies that could otherwise render our existing products, or existing versions of such products, obsolete. Furthermore, our new product or version releases may contain undetected errors or “bugs,” which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, such releases may not properly guard against harmful or disruptive codes, including “virus” codes, which may target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of market share, diversion of development resources, injury to our reputation and the reputation of our products, or damage to our efforts to build positive brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition. If we do not ship new products or new versions of our existing products as planned, if new product or version releases do not achieve adequate market acceptance, or if new products or version releases fail to perform properly, our results of operations could be materially adversely affected.

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

We face intense competition—The markets for all of our product lines are highly competitive. A number of companies currently offer products and services that compete directly or indirectly with one or more of our products. Our development tools compete directly and indirectly with products from major vendors including Microsoft, Corel and Adobe. Our server products compete in a highly competitive and rapidly changing market for application server technologies. With respect to our server products, we compete directly with products offered by Microsoft, IBM, BEA, Sun and various open-source or free technologies. Introduction of new products or functionalities in current products by us or by another company may intensify our current competitive pressures. In addition, several of our current and potential competitors have greater financial, marketing, technical and intellectual property resources than we do.

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

Risks associated with international operations—International revenues accounted for approximately 40% of our consolidated net revenues in each of fiscal years 2003, 2002 and 2001. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products and in some cases, to translate them into foreign languages. In addition, we have and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. International business and operations are subject to a number of special risks, including:

•	foreign government regulation;

•	reduced intellectual property protections;

•	general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships;

•	more prevalent software piracy;

•	unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	longer payment cycles;

•	greater difficulty in collecting accounts receivables;

•	potentially adverse tax consequences;

•	the burdens of complying with a variety of foreign laws;

•	foreign currency risk; and

•	difficulties in staffing and managing foreign operations.

Additionally, we are uncertain whether the recent weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation, liquidity problems and political and military hostilities in these regions.

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At March 31, 2003, the net notional amount of forward contracts outstanding amounted to $39.8 million, primarily related to the Euro, Japanese Yen and British Pound. However, there can be no assurance that such contracts will adequately manage our exposure to currency fluctuations in the long-term, as the average maturity of these foreign exchange forward contracts is less than twelve months.

General economic conditions—In recent periods, our operating results have been adversely affected by the general economic slowdown as well as reduced IT and Web developer spending worldwide. The cost-cutting initiatives implemented by some of the users of our products and services may reduce or stagnate the demand for our products, including our new product or version releases, until the economic conditions significantly improve. In addition, any future general developments that may cause instability in the economy, including, but not limited to, material military engagements, war and increases in fuel prices, may prolong cost-cutting initiatives and deter material increases in spending from our customers.

In addition, a substantial portion of our business and revenues depend on the continued growth and adoption of the Internet and on the utilization of our products by customers that depend on the Internet. To the extent the economic slowdown and reduction in capital spending continue to adversely affect spending, we could continue to experience material adverse effects on our business, operating results and financial condition.

Changing our pricing and business model could adversely affect our business—We periodically make changes to our product pricing or offer alternative methods of licensing our product, based on market conditions, customer demands, or in connection with marketing activities. For example, we recently increased the unit price of Macromedia Studio MX by approximately 13% following the expiration of the introductory price period. Such increases in the pricing of our products may cause our customers to seek lower-priced alternatives, decrease the aggregate demand for such products and have an adverse effect on our results of operations. In addition, competition in our various markets may require us to reduce prices on certain products in such markets. In the event that we are required to reduce the pricing of our products, we may not be able to offset the lower unit price with increased demand for the corresponding products. Furthermore, any changes in pricing of products in general may result in delays in transactions as our customers and our sales force adapt to such price changes and may have an adverse effect on our results of operations. Moreover, customer demand and competition in the market may require us to offer alternative methods of licensing our products. In the event that we offer alternative methods of licensing our products, the revenues generated from licenses based on such alternative methods may not offset the loss of revenues from our existing method of licensing our products in any given period and may have an adverse effect on our results of operations.

Dependence on a third party manufacturer, service providers and developers—We rely primarily on a single independent third party to produce and distribute our products. If there is a temporary or permanent disruption of our supply from such manufacturer, we may not be able to replace the supply in sufficient time to meet the demand for our products. Any such failure to meet the demand for our products would adversely affect our revenues and might cause some users to purchase licenses to our competitors’ products to meet their requirements.

In addition, we rely on a limited number of independent third parties to provide support services to our customers. If any of such third-party service providers terminates its relationship with us or ceases to be able to continue to maintain such relationship with us, we may not have sufficient notice or time to avoid serious disruption to our business. Furthermore, if any such third-party service providers fail to provide adequate or satisfactory support for our products, our reputation as well as the success of our products may be adversely affected.

Moreover, we have and may continue to, outsource specific development and quality assurance activities for certain of our products. If such third-party developers are not able to complete the development activities on time, the release of the corresponding new product or a new version may be delayed. In addition, since we are unable to control the development activities outsourced by us to third parties, the portions of our product developed by such third parties may contain significant errors or “bugs.”

We depend on technologies licensed to us by third parties—We license and distribute third-party products as bundled with or embedded in our products. If any of these licenses from third parties were terminated or were not renewed, we might not be able to ship our products in which these technologies are bundled or embedded. We would then have to seek an alternative to such third party technology to the extent that such an alternative exists. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products and material reduction in our net revenues.

We are dependent on our distributors—A substantial majority of our revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, OEMs, hardware and software superstores and retail dealers. Domestically, our products are sold primarily through distributors, VARs and OEMs. Our ability to effectively distribute products depends in part upon the financial and business condition of our reseller network. Although we have not experienced any material problems with our reseller network, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. One distributor, Ingram Micro, Inc., accounted for approximately 28% of our consolidated net revenues in each of fiscal years 2003, 2002 and 2001. The loss of or a significant reduction in business with any one of our major international distributors or large U.S. dealers could have a material adverse effect on our business and consolidated results of operations in future periods.

In addition, while our products are distributed through different levels of distribution channels, we maintain direct contractual relationships with primarily the first-tier distributors, generally relying on such distributors to manage the relationship with second-tier distributors and resellers with respect to the distribution, marketing and promotion of our licenses. Although we receive periodic reports from most of the distributors and resellers of our products, our reliance on our first-tier distributors to assist us in managing the lower level distribution channels limits our ability to (i) anticipate and respond to excess inventory levels of, or change in demand for, our products by lower-tier distributors or resellers, (ii) directly manage the marketing or promotion of our products by such lower-tier distributors or resellers and (iii) monitor the adequacy of training received with respect to our products by employees of such lower-tier distributors or resellers. Therefore, if our first-tier distributors are unable to continue to effectively assist us in managing the lower-tier distribution channels, the demand for and reputation of, our products may decrease and our operations and our financial results may be materially and adversely effected.

Product returns could exceed our estimates and harm our net revenues—The primary sales channels into which we sell our products throughout the world are a network of distributors and VARs. Agreements with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products. In general, we would expect sales returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and resellers seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and resellers would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end-user demand, which would result in a decrease in our allowance for sales returns. As part of our revenue recognition practices, we have established a reserve for estimated sales returns. These reserves are based on a number of factors, including channel inventory levels and the timing of new product introductions. If actual product returns exceed our reserve estimates, such excess would have an adverse effect on our net revenues and our results of operations.

Adverse economic conditions may affect our ability to sublease vacated portions of properties held under sublease—In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our prior acquisitions and to better align our cost structure with the weaker business environment. During fiscal year

2002, our restructuring expenses included, among others, costs related to canceling or vacating approximately 450,000 square feet of facility space held under our operating leases. We currently lease 387,000 square feet of space in Northern California, under operating leases which expire between 2004 and 2011, of which 144,000 square feet of space is not currently occupied by us and is currently subleased or being marketed for sublease. Furthermore, we lease 350,000 square feet of space in Newton, Massachusetts, which expires in June 2010, of which 262,000 square feet is currently subleased or being marketed for sublease. We also lease 55,000 square feet at a facility in Richardson, Texas, of which 27,000 square feet is currently being marketed for sublease. Our restructuring expenses and accruals involves significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through third-party advisors. These estimates include, among others, timing and market conditions of rental payments and sublease income. Any future reductions in operations, including staff reductions, may result in us vacating additional portions of properties held under operating leases prior to the expiration of the corresponding lease agreements. The general adverse economic conditions in the areas in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. If the adverse economic and real estate conditions continue, or if we are unable to successfully market and sublease excess facilities on terms acceptable to us, we may be unable to sublease our excess leased properties, or we may not meet our expected estimated levels of subleasing income and our results of operations could be adversely affected.

System failure related to our Websites could harm our business—We rely, in part, on our Websites as portals for marketing, selling and supporting our products. Substantially all of the system hardware for deploying and maintaining our Websites are hosted by a third party. These systems are subject to damage from earthquakes, floods, fires, power loss, telecommunication failures, computer viruses and similar events. They are also subject to acts of vandalism and to potential disruption if our third-party service provider experiences financial difficulties. Any event that causes interruption in the deployment of our Websites could result in disruption in the services we provide, loss of revenues, or damage to our reputation.

Risk associated with acquisitions—We have entered into business combinations with other companies in the past, including two acquisitions in the fourth quarter of fiscal year 2003 and our acquisition of Allaire in fiscal year 2001 and may make additional acquisitions in the future. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in dilution to existing stockholders, if stock or stock options are issued, or the assumption of debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations and liquidity. Accordingly, any future acquisitions could result in a material adverse effect on our results of operations.

We may not be able to defend or enforce our intellectual property rights adequately—Because we are a software company, our business is dependent on our ability to protect our intellectual property rights. We rely on a combination of patent, copyright, trade secret and trademark laws, as well as employee and third-party nondisclosure agreements and license agreements, to protect our intellectual property rights and products. Policing unauthorized use of products and fully protecting our proprietary rights are difficult and we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. In addition, effective patent, copyright, trade secret and trademark protection may not be available in every country in which our products are distributed. In particular, while we are unable to determine the exact extent of piracy of our software products, software piracy may depress our revenues. While this would also adversely affect domestic revenue, revenue loss from piracy of our software products is believed to be even more significant outside of the United States, particularly in countries where laws are less protective of intellectual property rights.

We are subject to intellectual property litigation—We are currently and may be involved in the future in legal disputes relating to the validity or alleged infringement of our, or of a third party’s, intellectual property rights. Intellectual property litigation is typically extremely costly, unpredictable and can be disruptive to our business operations by diverting the attention and energies of our management and key technical personnel. In addition, any adverse decisions, including injunctions or damage awards entered against us, could subject us to significant liabilities, require us to seek licenses from others, prevent us from distributing or licensing certain of our products, or cause severe disruptions to our operations or the markets in which we compete, any one of which could adversely impact our business and results of operations.

We may not be able to attract or retain key personnel—Our future growth and success depend, in part, on the continued service of our highly skilled employees, including, but not limited to, our management team. Our ability to attract and retain employees is dependent on a number of factors, including our continued ability to provide stock incentive awards, competitive cash compensation and cash bonuses. The loss of key employees or an inability to effectively recruit new employees, as needed, could have a material adverse affect on our business and our ability to grow in the future.

We may fail to adequately evolve our internal systems and processes in a changing business environment—Our ability to continue to operate our business successfully and efficiently in a rapidly evolving market requires effective planning and management of our internal systems and processes. We expect that we will need to continue to improve our financial and operational controls and our reporting systems and procedures. If we fail to continue to evolve our systems and processes as appropriate, our ability to manage our business and results of operations may be negatively impacted.

Legislative actions may cause our operating expenses to increase—The Sarbanes-Oxley Act of 2002 and newly-proposed or enacted rules and regulations of the SEC or the NASDAQ stock market impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASDAQ, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and, accordingly, adversely affect our results of operations.

Future impairment assessments on certain intangible assets may result in additional impairment charges—On April 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized, but instead, reviewed at least annually for impairment. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these intangible assets. In particular, if there is (i) a significant and other than temporary decline in the market value of our common stock, (ii) a decrease in the market value of a particular asset and (iii) operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Changes in generally accepted accounting principles (“GAAP”) may affect our reported results—We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may affect the reporting of transactions completed prior to the announcement of a change. For example, in order to prepare our GAAP financial statements, a number of estimates are used by our management, particularly with regard to the impact of product returns from our distributors and VARs when determining license revenues to be recognized, our allowance for doubtful accounts, our restructuring plans, amortization of intangible assets and accounting for income taxes. Our management uses the best available information at the time to create estimates; however, actual future results may vary from these estimates.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our cash, cash equivalents and short-term investments in a variety of financial instruments, consisting primarily of U.S. Dollar-denominated commercial paper, highly liquid corporate debt securities, money market funds and interest-bearing accounts with financial institutions. Cash balances in foreign currencies are primarily invested in money market funds and interest-bearing bank accounts with financial institutions.

We account for our short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents and all of our short-term investments are recorded as “available-for-sale.” When the original maturity is greater than one year, the securities are classified as short-term as it is our intention to convert them into cash for operations within one year.

Cash equivalents and short-term investments include primarily fixed-rate and floating-rate interest earning instruments, which carry a degree of interest rate risk. Fixed-rate securities may have their market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. We mitigate our interest rate risk by investing in instruments with short maturities. We ensure the safety and preservation of our invested funds by placing these investments with high credit-quality issuers. We maintain portfolio liquidity by ensuring that underlying investments have active secondary or resale markets.

The table below represents cost, carrying amounts and the related weighted average effective interest rates by year of maturity for our cash equivalents and short-term investments as of March 31, 2003. The table does not include cash and marketable equity securities of $6.9 million and $56,000 as of March 31, 2003, respectively.

	For the Fiscal Years Ending March 31,
	2004	2005	2006 and Thereafter	Total Cost	Carrying Amount
	(In millions, except percentages)
Cash equivalents	$89.9	$—	$—	$89.9	$89.9
Weighted average effective interest rate	1.34%	—	—	1.34%
Short-term investments	$61.3	$57.1	$—	$118.4	$118.7
Weighted average effective interest rate	1.66%	1.81%	—	1.74%
Total cash equivalents and short-term investments	$151.2	$57.1	$—	$208.3	$208.6

We hold loan receivables from certain non-executive management, including accrued interest, totaling $3.2 million as of March 31, 2003, primarily in connection with relocation related to their employment, which are secured by real property. The principal amount of the loans are payable on the loan maturity date and have an average remaining maturity of less than 3 years. The stated loan amounts approximate fair value and bear interest at rates between 1.8% and 6.2%.

Foreign Currency Risk

Our international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions; changes in political climate; differing tax structures; other regulations and restrictions; and foreign exchange volatility. Accordingly, our future results could be materially impacted by changes in these or other factors.

We sell our products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. We regularly enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. In fiscal year 2002, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption, we did not designate any foreign exchange forward contracts as SFAS No. 133 accounting hedges and did not record any transition adjustments.

Our exposure to foreign exchange rate fluctuations arises from the sale of products internationally in foreign currencies and from expenses in foreign currencies to support those sales. We have a risk management program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of foreign exchange forward contracts in certain currencies, primarily the Euro, Japanese Yen and British Pound. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. Under this program, increases or decreases in our foreign currency transactions are partially offset by gains and losses on the foreign exchange forward contracts, so as to mitigate the income statement impact of significant foreign currency exchange rate movements. We do not use foreign exchange forward contracts for speculative or trading purposes.

Cash Flow Hedging.    In fiscal year 2003, we began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, we began applying hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (“AOCI”). We record any ineffective portion of the hedging instruments, which was immaterial in fiscal year 2003, in other income (expense) on our consolidated statements of operations. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to other income (expense) at that time. All values reported in AOCI at March 31, 2003 will be reclassified to earnings in eight months or less. At March 31, 2003, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging.    We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At March 31, 2003, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

Our outstanding net foreign exchange forward contracts at March 31, 2003 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at March 31, 2003 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount	Weighted Average Forward Rates
	(In millions, except weighted average forward rates)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$14.7	1.07
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	2.5	119.03
British Pound (“GBP”) (contracts to receive GBP/pay U.S. Dollar)	(2.1)	1.57
Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$19.2	1.03
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	6.3	118.00
British Pound (“GBP”) (contracts to receive GBP/pay U.S. Dollar)	(0.8)	1.60

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is set forth under “Independent Auditors’ Report,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss),” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages F-2 to F-36 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                    FINANCIAL DISCLOSURES

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Proposal No. 1—Election of Directors.”

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

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics is posted on our Website, at www.macromedia.com. We have determined that the codes comply with the definition as set forth in Section 406 of Regulation S-K promulgated under the Securities Act and the Exchange Act.

The information concerning audit committee financial experts required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Audit Committee Financial Experts.”

ITEM 11.    EXECUTIVE COMPENSATION

The information concerning executive compensation required by this Item is incorporated by reference to the sections in our Proxy Statement entitled “Executive Compensation,” “Compensation of Directors,” “Employment Agreements and Change of Control Arrangements,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning executive compensation required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Certain information concerning related stockholder matters required by this Item can be found on page F-26. Additional information required by this item is incorporated by reference to the section in our Proxy Statement entitled “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Certain Transactions.”

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 16.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Fees Billed by KPMG LLP.”

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES and REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this Report:

1.  Financial Statements. The following Consolidated Financial Statements of Macromedia, Inc. are incorporated by reference to Part II, Item 8 of this Form 10-K:

Independent Auditors’ Report

Consolidated Balance Sheets—March 31, 2003 and 2002

Consolidated Statements of Operations—Years Ended March 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—Years Ended March 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows—Years Ended March 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules. The following financial statement schedule of Macromedia, Inc. for the fiscal years ended March 31, 2003, 2002 and 2001 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Macromedia, Inc. and Subsidiaries:

Schedule II: Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or related Notes thereto.

3.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.02	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	August 20, 2001

3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.04	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Secretary of State of the State of Delaware on October 26, 2001.	8-A	October 26, 2001

3.05	Registrant’s amended and restated Bylaws effective May 3, 2001.	10-K	June 11, 2001

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

4.01

Rights  Agreement dated October 25, 2001 between Registrant and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Rights to Purchase Preferred Shares and as Exhibit C the Form of Rights Certificate.

		8-A	October 26, 2001

10.01	Macromedia, Inc. 1993 Employee Stock Purchase Plan, as amended to date. *	S-8	January 18, 2002

10.02	Macromedia, Inc. 2001 Employee Stock Purchase Plan. *	S-8	January 18, 2002

10.03	Macromedia, Inc. 2002 Equity Incentive Plan. *	S-8	August 21, 2002

10.04	1992 Equity Incentive Plan, as amended to date. *	10-Q	August 3, 2001

10.05	1993 Directors Stock Option Plan, as amended to date. *	10-Q	August 3, 2001

10.06	Allaire Corporation 1997 Stock Incentive Plan. *	S-8	August 17, 2001

10.07	Allaire Corporation 1998 Stock Incentive Plan. *	S-8	August 17, 2001

10.08	Allaire Corporation 2000 Stock Incentive Plan. *	S-8	August 17, 2001

10.09	Andromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.10	Macromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.11	Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 6, 2001.	10-K	June 12, 2002

10.12	First Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

10.13	Second Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

10.14	Third Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 30, 2001.	10-K	June 12, 2002

10.15	Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated November 29, 2001.	10-K	June 12, 2002

10.16	First Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 3, 2001.	10-K	June 12, 2002

10.17	Second Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 17, 2001.	10-K	June 12, 2002

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

10.18	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999.	10-K1	March 30, 2000

10.19	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000.	10-Q2	August 14, 2000

10.20	Macromedia, Inc. 2002 Equity Incentive Plan	S-8	August 21, 2002

10.21	Written Confirmation of Consent to Amendment of Option and Cancellation of Option between the Registrant and Robert K. Burgess dated July 15, 1997. *	10-K	June 12, 2002

10.22	Employment agreement between the Registrant and Robert K. Burgess dated January 10, 2003. *	10-Q	February 10, 2003

10.23	Consulting agreement between the Registrant and John (Ian) Giffen dated February 1, 1998. *	10-K	June 12, 2002

10.24	First Amendment to consulting agreement between the Registrant and John (Ian) Giffen dated March 31, 2000. *	10-K	June 12, 2002

10.25	Domestic Distribution Agreement by and between the Registrant and Ingram Micro, Inc. dated January 4, 1999.**			X

21.01	List of Registrant’s subsidiaries.			X

23.01	Consent of Independent Auditors.			X

24.01	Power of Attorney (see page 45 of this Form 10-K).			X

*	Represents a management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with a double asterisk. The non-redacted version of this agreement was sent to the SEC pursuant to an application for confidential treatment.

1	Filed with the Allaire Corporation Annual Report on Form 10-K (Commission File Number: 0-25265).

2	Filed with the Allaire Corporation Quarterly Report on Form 10-Q (Commission File Number: 0-25265).

(B)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROMEDIA, INC.

By:	/S/ ROBERT K. BURGESS
Robert K. Burgess Chairman and Chief Executive Officer

Dated: June 9, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert K. Burgess and Elizabeth A. Nelson, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/S/ ROBERT K. BURGESS Robert K. Burgess	Chairman and Chief Executive Officer (Principal Executive Officer)	June 9, 2003

/S/ ELIZABETH A. NELSON Elizabeth A. Nelson	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	June 9, 2003

/S/ DAVID C. BERNSTEIN David C. Bernstein	Vice President of Finance (Principal Accounting Officer)	June 9, 2003

/S/ JOHN (IAN) GIFFEN John (Ian) Giffen	Director	June 9, 2003

/S/ WILLIAM H. HARRIS, JR. William H. Harris, Jr.	Director	June 9, 2003

/S/ ROBERT A. KOTICK Robert A. Kotick	Director	June 9, 2003

/S/ MARK D. KVAMME Mark D. Kvamme	Director	June 9, 2003

/S/ DONALD L. LUCAS Donald L. Lucas	Director	June 9, 2003

/S/ WILLIAM B. WELTY William B. Welty	Director	June 9, 2003

CERTIFICATIONS

I, Robert K. Burgess, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of Macromedia, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 9, 2003	/s/ ROBERT K. BURGESS
Robert K. Burgess Chairman and Chief Executive Officer

I, Elizabeth A. Nelson, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of Macromedia Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 9, 2003	/s/ ELIZABETH A. NELSON
Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary

MACROMEDIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER INFORMATION

March 31, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Macromedia, Inc.

We have audited the accompanying consolidated balance sheets of Macromedia, Inc. and subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended March 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Item 15(A)2 herein. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macromedia, Inc. and subsidiaries as of March 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2003 the Company changed its method of accounting for goodwill and other intangible assets.

/s/    KPMG LLP

Mountain View, California

April 24, 2003

MACROMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$96,831	$66,874
Short-term investments	118,755	95,097
Accounts receivable, net	27,610	25,987
Inventory	1,216	3,032
Prepaid expenses and other current assets	12,330	17,659
Deferred income taxes	10,314	9,854

Total current assets	267,056	218,503
Property and equipment, net	34,856	49,189
Goodwill, net	201,392	198,909
Other intangible assets, net	4,526	27,670
Restricted cash	11,412	11,409
Other non-current assets	8,181	13,964

Total assets	$527,423	$519,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,714	$6,719
Accrued liabilities	39,441	48,301
Current income taxes payable	10,294	9,587
Accrued restructuring	11,024	12,224
Unearned revenues	33,916	24,791

Total current liabilities	101,389	101,622

Other liabilities:
Accrued restructuring, non-current	20,064	30,809
Other non-current liabilities	6,440	6,492

Total liabilities	127,893	138,923

Commitment and contingencies
Stockholders’ equity
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of March 31, 2003 and 2002	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 62,965 and 60,987 shares issued as of March 31, 2003 and 2002, respectively	63	61
Treasury stock, at cost; 1,818 shares as of March 31, 2003 and 2002	(33,649)	(33,649)
Additional paid-in capital	751,134	734,755
Deferred stock compensation	—	(281)
Accumulated other comprehensive income (loss)	417	(158)
Accumulated deficit	(318,435)	(320,007)

Total stockholders’ equity	399,530	380,721

Total liabilities and stockholders’ equity	$527,423	$519,644

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	2003	2002	2001
Net revenues	$336,913	$326,498	$391,211
Cost of revenues	36,170	44,050	43,901

Gross profit	300,743	282,448	347,310

Operating expenses:
Sales and marketing	145,297	170,851	155,561
Research and development	92,385	110,118	107,670
General and administrative	36,168	43,693	39,000
Impairment of intangible assets	17,316	—	4,293
Amortization of intangible assets	7,556	114,532	5,579
Acquisition-related expenses and in-process research and development	357	—	22,774
Non-cash stock compensation	—	—	6,000
Restructuring expenses	—	81,820	—

Total operating expenses	299,079	521,014	340,877

Operating income (loss)	1,664	(238,566)	6,433
Other income (expense):
Interest income and other, net	3,682	6,400	14,178
Litigation settlements, net	(1,178)	(31,402)	—
Gain on sale of acquired technology	1,000	—	—
Loss on investments, net	(148)	(6,980)	(13,836)
Loss on equity affiliate	—	(36,016)	—

Total other income (expense)	3,356	(67,998)	342
Minority interest	—	—	15,336

Income (loss) before income taxes	5,020	(306,564)	22,111
Provision for income taxes	3,448	2,266	8,737

Net income (loss)	$1,572	$(308,830)	$13,374

Net income (loss) per common share
Basic	$0.03	$(5.31)	$0.26
Diluted	$0.03	$(5.31)	$0.24
Weighted average common shares outstanding used for basic and diluted income (loss) per common share
Basic	60,170	58,190	50,840
Diluted	61,190	58,190	56,765

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances as of March 31, 2000	50,674	$ 51	(1,818)	$ (33,649)	$ 335,497	$ (23,465)	$ 393		$ (24,551)	$ 254,276
Comprehensive income:
Net income								$ 13,374	13,374	13,374
Unrealized loss on available-for-sale short-term investments, net of tax							(85)	(85)		(85)

Total comprehensive income								$ 13,289

Exercise of stock options and warrants	2,835	3			42,242					42,245
Common stock issued under ESPP	157	—			5,407					5,407
Common stock issued and warrants and options assumed in business combinations	5,555	5			337,601					337,606
Tax benefit from stock plans					7,820					7,820
Non-cash stock compensation					10,498	(4,509)				5,989
Deconsolidation of AtomShockwave					(27,067)	27,067				—
Gain on sale of subsidiary stock					1,581					1,581

Balances as of March 31, 2001	59,221	59	(1,818)	(33,649)	713,579	(907)	308		(11,177)	668,213
Comprehensive loss:
Net loss								$ (308,830)	(308,830)	(308,830)
Unrealized loss on available-for-sale short-term investments, net of tax							(466)	(466)		(466)

Total comprehensive loss								$ (309,296)

Exercise of stock options	1,295	1			15,194					15,195
Common stock issued under ESPP	471	1			5,919					5,920
Non-cash stock compensation					63	626				689

Balances as of March 31, 2002	60,987	61	(1,818)	(33,649)	734,755	(281)	(158)		(320,007)	380,721
Comprehensive income:
Net income								$ 1,572	1,572	1,572
Unrealized gain on available-for-sale short-term investments, net of tax							534	534		534
Unrealized gain from cash flow hedges, net of tax							41	41		41

Total comprehensive income								$ 2,147

Exercise of stock options	837	1			10,239					10,240
Common stock issued under ESPP	1,141	1			6,140					6,141
Non-cash stock compensation						281				281

Balances as of March 31, 2003	62,965	$ 63	(1,818)	$ (33,649)	$ 751,134	$ —	$ 417		$ (318,435)	$ 399,530

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,572	$(308,830)	$13,374
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,368	151,442	29,910
Write off and impairment of long-lived assets, including intangible assets	19,189	24,678	4,293
Acquisition of in-process research and development	357	—	21,100
Loss on investments	803	7,610	13,836
Amortization of non-cash stock compensation	281	689	6,000
Loss on equity affiliate	—	36,016	—
Deferred income taxes	(460)	2,809	(4,851)
Tax benefit from employee stock plans	—	—	7,820
Minority interest	—	—	(15,336)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(1,571)	14,670	2,469
Prepaid expenses and other current assets	6,133	3,118	(8,613)
Accrued liabilities and payables	(8,152)	(25,103)	(4,717)
Accrued restructuring	(11,945)	43,033	—
Unearned revenues	9,125	7,809	1,163

Net cash provided by (used in) operating activities	41,700	(42,059)	66,448

Cash flows from investing activities:
Purchases of available-for-sale short-term investments	(155,079)	(130,690)	(50,611)
Proceeds from sales and maturities of available-for-sale short-term investments	131,186	96,592	57,924
Cash paid for acquisitions, net of cash acquired	(4,538)	—	(16,686)
Purchases of property and equipment	(6,243)	(17,392)	(65,251)
Purchases of investments	—	(2,995)	(28,399)
Proceeds from sale-leaseback	—	22,125	—
Deposits of restricted cash, net	(3)	(2,207)	(9,202)
Other, net	6,553	5,884	(5,740)

Net cash used in investing activities	(28,124)	(28,683)	(117,965)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	9,384
Proceeds from issuance of common stock	16,381	21,109	50,547

Net cash provided by financing activities	16,381	21,109	59,931

Net increase (decrease) in cash and cash equivalents	29,957	(49,633)	8,414
Deconsolidation of AtomShockwave	—	—	(6,991)

Total adjusted increase (decrease) in cash and cash equivalents	29,957	(49,633)	1,423
Cash and cash equivalents, beginning of year	66,874	116,507	115,084

Cash and cash equivalents, end of year	$96,831	$66,874	$116,507

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Macromedia, Inc. (the “Company” or “Macromedia”) provides software that empowers developers and designers to create and deliver effective user experiences on the Internet, fixed media, wireless devices and digital devices. The Company’s integrated family of technologies enables the development of a wide range of Internet solutions including Websites, rich media content and Internet applications across multiple platforms and devices.

The Company sells its products through a worldwide network of distributors, value-added resellers (“VARs”), its own sales force and Websites and to original equipment manufacturers (“OEMs”). In addition, Macromedia derives revenues from software maintenance and technology licensing agreements.

2.    Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include all domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year ends on March 31.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of net revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Software Revenue Recognition—The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

Revenues recognized from shrink-wrap software licenses are recognized upon shipment provided that persuasive evidence of an arrangement exists, collection of the resulting receivables is deemed probable and the payment terms are fixed and determinable. The Company also maintains allowances for anticipated product returns and rebates to distributors. Revenues from consulting, training and other services are generally recognized as the services are performed. When sales from shrink-warp software licenses are sold together with services, revenues are allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, maintenance and/or support, or training.

The determination of fair value is based on objective evidence that is specific to the Company. Fair value for the Company’s software products, maintenance, support and training is based on prices charged when the element is sold separately. In certain instances where an element has not been sold separately, fair value is determined by a price determined by the Company’s management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If the only remaining undelivered element is maintenance and support, revenue for all elements would be recognized ratably over the period of maintenance and support. If in a multiple element arrangement, fair value does not

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exist for one or more of the delivered elements in the arrangement, but fair value does exist for all undelivered elements, then the residual method of accounting is applied. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

The Company licenses products to OEMs or provides end-user customers the right to use multiple copies. These arrangements generally provide for nonrefundable fixed fees and revenues are recognized upon delivery of the product master or the first copy, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable and collection is probable. Per-copy royalties in excess of the fixed minimum amounts are recognized as revenues when earned. If maintenance and support is included in the contract, it is unbundled from the license fee using the Company’s objective evidence of the fair value of the maintenance and support. If objective evidence of the fair value of the maintenance and support is not available, the revenues from the entire arrangement are recognized ratably over the maintenance and support term.

Fees from volume licenses are recognized as revenues upon shipment provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable and the arrangement does not involve services that are essential to the functionality of the software. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment of the licenses is not dependent upon the performance of consulting services. Revenues from maintenance and support are recognized on a straight-line basis over the term of the contract.

For development tool software products, the Company offers complimentary 90-day technical support for end-users who have registered their products via e-mail or over the phone. This cost is included as part of the initial license fee charged to the customer. The Company has determined that the cost to provide this support to be insignificant. As such, the Company does not defer any portion of the license fee related to this support.

During fiscal year 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. As a result, shipping and handling fees billed to customers totaling $2.0 million, $1.5 million and $1.5 million in fiscal years 2003, 2002 and 2001 respectively, which previously were recorded as a reduction of cost of goods sold, were reclassified to net revenues. The adoption of this EITF Issue did not impact the Company’s current or previously reported net income or loss.

The Company also adopted EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred in the fourth quarter of fiscal year 2003. As a result, certain out-of-pocket expenses reimbursed by customers totaling $124,000, $200,000 and $108,000 in fiscal years 2003, 2002 and 2001 respectively, which previously were recorded as a reduction of operating expenses, were reclassified to net revenues. The adoption of this EITF Issue did not impact the Company’s current or previously reported net income or loss.

Allowance for Sales Returns—The Company has established an allowance for sales returns based upon estimated and known returns. Product returns are recorded as a reduction of net revenues and as a reduction of the Company’s accounts receivable balance. Agreements for boxed products with the Company’s distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Current product returns for stock rotation from distributors are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding the amount of the requested return. Distributors may typically return 100% of their inventory balance for obsolete product within a limited time after the release of a new version of such software. Under the terms of the Company’s distribution agreements, authorized returns for obsolete products require a new order from such

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distributor at an amount not less than the amount of the requested return. Sales of the Company’s volume-licensed products generally do not contain return-right privileges except for order errors that are identified by the customer within a limited period of time. Products purchased directly from the Company by end-users, including sales from the Company’s on-line stores, have 30-day return rights.

Cash Equivalents and Short-term Investments—Cash equivalents consist of highly liquid investments with maturities of generally three months or less at the time of purchase. Short-term investments consist of readily marketable securities with a maturity of generally more than three months from time of purchase. Cash equivalents and all of the Company’s short-term investments are classified as “available-for-sale.” Where the original maturity is more than one year, the securities are classified as short-term as the Company’s intention is to convert them into cash for operations as needed. At March 31, 2003, these marketable securities consisted principally of U.S. government agency securities, commercial paper and corporate debt securities. The objective of the Company’s investments policy is preservation of the value of its fixed-income investment portfolio while maintaining adequate financial liquidity. The Company invests in high-quality fixed-income investment securities with maturities of 24 months or less.

The cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income, net. Available-for-sale securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and other, net.

The Company reviews its investments in marketable securities on a regular basis to determine whether or not each security has experienced an other-than-temporary decline in fair value. If the Company concludes that an other-than-temporary decline exists in its marketable securities, the Company writes down the investment to the fair value and records the related write down as an investment loss in its consolidated statement of operations. In fiscal year 2003, the Company recorded $403,000 of such investment losses in its consolidated statement of operations as a loss on investments.

Allowance for Doubtful Accounts—The Company makes judgments as to its ability to collect outstanding accounts receivable and provides allowances for the portion of accounts receivable when collection becomes doubtful. The Company initially records its provision for doubtful accounts based on its historical experience and then adjusts this provision at the end of each reporting period based on an assessment of its outstanding accounts receivable and related allowance.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, forward contracts used in foreign exchange activities and accounts receivable.

The Company places its cash equivalents, short-term investments and financial instruments used in foreign hedging activities with major financial institutions of high credit standing. The Company is exposed to credit risks related to its cash equivalents and short-term investments in the event of default or decrease in credit-worthiness of one of the issuers of the investments. The Company monitors the financial creditworthiness of these issuers and limits its concentration in individual securities and type of investments that exist within its portfolio. In addition, all of the Company’s investments must carry high credit quality ratings. The counterparties to agreements related to the Company’s foreign exchange forward contracts are major financial institutions. The amounts subject to credit risk arising from the possible inability of counterparties to meet the terms of their contract are generally limited to the amounts, if any, by which the counterparties’ obligations exceed the obligations of the Company to that counterparty. The Company does not believe there is significant financial risk

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from non-performance by the issuers of the Company’s cash equivalents and short-term investments and counterparties for the Company’s foreign exchange forward contracts.

The Company controls credit risk related to its accounts receivable through credit approvals, credit limits and monitoring procedures. The Company performs ongoing credit evaluations of all significant distributors and direct customers. If deemed necessary, the Company may require prepayments or letters of credit and bank guarantees, but generally requires no collateral.

Distributors comprise a significant portion of the Company’s revenues and trade receivables. During fiscal years 2003, 2002 and 2001, sales to one distributor accounted for 28% of each respective year’s consolidated net revenues. At March 31, 2003, receivable balances from two customers accounted for 16% and 10% of the Company’s gross accounts receivable outstanding. At March 31, 2002, a receivable balance from one customer accounted for 21% of the Company’s gross accounts receivable outstanding.

Non-Marketable Investments—The Company has historically held certain non-marketable investments in certain companies that are accounted for on the cost-basis. Impairment losses are recognized on these investments when the Company determines that there has been a decline in the fair market value of the investment that is other than temporary.

Inventory—Inventory consists primarily of software media and user manuals. Inventory is recorded at the lower of cost or market value, determined on a first-in, first-out basis.

Related-Party Transactions—The Company holds loans receivable from certain non-executive management, including accrued interest, totaling $3.2 million and $8.3 million as of March 31, 2003 and 2002, respectively, primarily in connection with relocation related to their employment, which are secured by real property. These loans are classified on the Company’s consolidated balance sheet as other non-current assets. The principal amount of the loans are payable on the loan maturity date and have an average remaining maturity of less than three years. These loans bear interest at rates between 1.8% and 6.2%.

Property and Equipment, net—Equipment, computer software and furniture are recorded at cost and are depreciated over the estimated useful lives of the assets ranging from 18 months to five years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the related assets, ranging from three to ten years. Land and building and other fixed assets are recorded at cost.

Software Development Costs—The Company capitalizes the cost of software developed for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 00-02, Accounting for Website Development Costs. Capitalization of the costs of software developed for internal use and Website development costs begins at the application development phase of the project and totaled $6.1 million and $6.6 million at March 31, 2003 and 2002, respectively. Amortization of the costs of software developed for internal use and Website development costs begins when the assets are placed in productive use. Capitalized software costs for internal use and Website development costs are generally amortized over three years and are classified as a component of property and equipment.

The Company capitalizes the cost of software to be sold, leased or otherwise marketed in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Under

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s policy, costs incurred in the initial design phase of software development are expensed as incurred. Once the point of technological feasibility is reached, development costs are capitalized and classified as a component of prepaid and other current assets and totaled $2.1 million and $2.6 million at March 31, 2003 and 2002, respectively. Capitalized software costs are amortized on a per-unit basis as revenues are recognized, but not less than on a straight-line basis over the estimated life of the technology, which is generally 15 months. Amortization of the capitalized software is included as a component of cost of revenues and was $4.6 million, $4.0 million and $3.1 million in fiscal years 2003, 2002 and 2001, respectively. The actual lives of Macromedia’s capitalized software could differ from management’s estimates and such differences could cause carrying amounts of the assets to be materially reduced.

Intangible Assets—Intangible assets primarily consist of goodwill, developed technology and assembled workforce relating to mergers and acquisitions. Prior to April 1, 2002, goodwill and assembled workforce were amortized on a straight-line basis over a three-year period. On April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting this standard, the Company no longer amortizes goodwill, which included assembled workforce that was reclassified to goodwill upon adoption of this standard. However, the Company does continue to amortize its other intangible assets with estimated useful lives. In accordance with SFAS No. 142, the Company performed an impairment analysis to assess the fair value and recoverability of its goodwill in the fourth quarter of fiscal year 2003. This analysis did not result in an impairment charge on its goodwill.

Long-Lived Assets—The Company’s long-lived assets consist of property and equipment and intangible assets, excluding goodwill. The Company periodically reviews its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

Foreign Currency Remeasurement—The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars using the exchange rates at the balance sheet date. Net revenues and expenses are remeasured using average exchange rates prevailing during the period. Remeasurements are recorded in the Company’s consolidated statements of operations as a component of interest income and other, net.

Foreign Currency Hedging—During fiscal year 2002, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. In fiscal year 2003, the Company began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, the Company began applying hedge accounting for these contracts.

Stock-Based Compensation—As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock-based compensation to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Warrants issued to non-employees are accounted for using

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value method of accounting as prescribed by SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation costs are amortized on a straight-line basis over the expected service period, which is generally the vesting period, of the stock-based awards.

Pursuant to SFAS No. 148, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined consistently with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been:

	2003	2002	2001
	(In thousands, except per share data)
Net income (loss):
As reported	$1,572	$(308,830)	$13,374
Stock-based compensation costs, net of taxes, included in the determination of net income (loss) as reported	281	689	6,000
Stock-based compensation costs, net of taxes, that would have been included in the determination of net income (loss) had the fair value-based method been applied to all awards	(86,772)	(92,079)	(53,647)

Pro forma net loss	$(84,919)	$(400,220)	$(34,273)

Basic net income (loss) per common share:
As reported	$0.03	$(5.31)	$0.26
Pro forma	$(1.41)	$(6.88)	$(0.67)
Diluted net income (loss) per common share:
As reported	$0.03	$(5.31)	$0.24
Pro forma	$(1.41)	$(6.88)	$(0.67)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The fair value of the Company’s stock options, warrants and Employee Stock Purchase Plans (“ESPPs”) purchase rights granted under its stock-based compensation plans were estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for grants during fiscal years 2003, 2002 and 2001:

	Stock Option Plans			Employee Stock Purchase Plans
	2003	2002	2001	2003	2002	2001
Weighted average risk free rate	2.57%	3.99%	5.83%	1.45%	2.30%	4.93%
Expected life (years)	3.50	3.50	3.50	0.50-1.50	0.50-2.00	0.50
Expected volatility	87.00%	97.00%	90.00%	87.00%	97.00%	90.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Accordingly, using the Black-Scholes option-pricing model and the above assumptions, the weighted average fair value of Macromedia stock options granted during fiscal years 2003, 2002 and 2001 was $6.73,

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$10.20 and $35.90, respectively. In addition, the weighted average fair value of purchase rights granted under the ESPP during fiscal years 2003, 2002 and 2001, was $2.98, $7.31 and $17.82 per right, respectively.

Other Comprehensive Income (Loss)—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. The components of other comprehensive income (loss) included unrealized gains or losses from the Company’s available-for-sale short-term investments during fiscal years 2003, 2002 and 2001, and unrealized gains associated with the Company’s cash flow hedges during fiscal year 2003.

Cost of Revenues—Cost of revenues includes cost of materials, payments made to third parties for the licensing of developed technology, costs incurred in providing training and technical support to customers and business partners, assembly and distribution and costs to translate the Company’s software into various foreign languages.

Advertising Costs—Advertising expenditures are charged to operations as incurred. Advertising expenses incurred during fiscal years 2003, 2002 and 2001 were $5.3 million, $6.0 million and $10.4 million, respectively.

Income Taxes—The Company uses the asset and liability method of accounting for income taxes as required under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not it will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the evaluation of tax planning initiatives in each of the jurisdictions in which we operate. The Company also accounts for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Recent Accounting Standards—In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. Adoption of the provisions of SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in software license agreements. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing the liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the Company’s software license agreements, or to guarantees accounted for as derivatives. The initial recognition

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements apply to guarantees outstanding as of December 31, 2002 (see Note 14). The adoption of FIN No. 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. Because the Company does not have financial relationships with variable interest entities, the adoption of FIN No. 46 will have no effect on its consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the fiscal year 2002 and 2001 consolidated financial statements to conform to the fiscal year 2003 presentation.

3.    Business Combinations

In fiscal year 2003, the Company completed certain acquisitions accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations. The aggregate purchase price of these acquisitions was approximately $4.5 million in cash. One of these business combinations provides for additional consideration of up to $3.5 million, subject to achievement of certain business objectives in fiscal year 2004 as defined in the related purchase agreement. Any future consideration shall be accounted for as additional purchase price and shall be allocated to goodwill.

The following table summarizes the purchase price allocation and useful lives of intangible assets for these acquisitions:

	Amount	Remaining Useful life
	(In thousands)
Net liabilities assumed, less cash assumed	$(132)	—
Intangible assets:
Developed technology	1,830	3 years
Goodwill	2,483	Indefinite
In-process research and development	357	—

Total purchase price	$4,538

The pro forma results of operations from these acquisitions as if they had occurred at the beginning of fiscal years 2003 and 2002 were not materially different from the Company’s consolidated results of operations for the respective periods.

Allaire Corporation—In fiscal year 2001, the Company acquired Allaire Corporation (“Allaire”) in a purchase business combination. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values as of the acquisition date.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of Allaire’s operations are included in the Company’s consolidated statements of operations from the date of the acquisition. The excess of the purchase price over the net assets acquired totaled $364.9 million, of which $18.0 million was expensed in the fourth quarter of fiscal year 2001 as acquired in-process research and development. The remaining $346.9 million of the purchase price was recorded as goodwill and certain other intangible assets, which were amortized on a straight-line basis over a period of three years prior to the adoption of SFAS No. 142 (see Note 9).

Atom Corporation—In fiscal year 2001, the Company’s majority-owned subsidiary, shockwave.com entered into an agreement and plan of reorganization with Atom Corporation (“AtomFilms”), whereby AtomFilms merged with and into shockwave.com with shockwave.com continuing as the surviving corporation. The merger closed in January 2001 and was accounted for under the purchase method of accounting. Under the terms of the transaction, AtomFilms’ stockholders received common stock, preferred stock, options and warrants in the surviving company, renamed AtomShockwave, Corporation (“AtomShockwave”), equal to approximately 30% of the fully diluted equity outstanding. Further, in connection with the merger, the Company invested approximately $15.0 million in convertible promissory notes. The notes converted to Series D Preferred Stock upon the closing of AtomShockwave’s Series D preferred financing round on March 15, 2001. Immediately subsequent to the merger, the Company began accounting for its investment in AtomShockwave under the equity method of accounting (see Note 8).

Middlesoft, Inc.—In fiscal year 2001, Macromedia Core Acquisition Corporation (“Core”) and Middlesoft, Inc. (“Middlesoft”) entered into an agreement and plan of merger, whereby Core merged into and with Middlesoft with Middlesoft remaining as the surviving corporation. The merger was completed on July 10, 2000 and was accounted for under the purchase method for approximately $9.0 million in cash consideration. The results of Middlesoft’s operations are included in the Company’s consolidated statements of operations from the date of merger. The purchase price of the transaction was allocated to the acquired assets and assumed liabilities based on their fair values as of the date of the merger. $3.1 million of the purchase price was expensed in the second quarter of fiscal year 2001 as acquired in-process research and development and $5.3 million was recorded as goodwill and other intangible assets. In fiscal year 2001, the Company wrote off the remaining unamortized balance of goodwill and other intangible assets associated with the Middlesoft merger, resulting in a charge during the fourth quarter of $4.3 million.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash-equivalents and short-term investments:

	March 31,
	2003	2002
	(In thousands)
Cash and cash equivalents:
Cash	$6,944	$47,295
Money market funds	73,604	5,124
Commercial paper	16,283	12,455
Certificates of deposit	—	2,000

Total cash and cash equivalents	96,831	66,874

Short-term investments:
Corporate equity securities	$56	$392
Corporate debt securities	30,738	—
Commercial paper	—	23,659
Certificates of deposit	1,000	6,400
U.S. treasury securities	5,026	2,043
U.S. government agency securities	71,281	50,986
Taxable municipal securities	10,654	11,617

Total short-term investments	118,755	95,097

	$215,586	$161,971

Short-term investments consisted of the following, by original contractual maturity:

	March 31,
	2003	2002
	(In thousands)
Due in one year or less	$61,438	$47,672
Due greater than one year and less than two years	57,317	47,425

	$118,755	$95,097

The Company’s available-for-sale securities are carried at fair value. The Company recorded, net of tax, an unrealized gain of $534,000 in fiscal year 2003 and an unrealized loss, net of tax, of $466,000 and $85,000 during fiscal years 2002 and 2001, respectively.

5.    Accounts Receivable, net

Accounts receivable, net consisted of the following:

	March 31,
	2003	2002
	(In thousands)
Accounts receivable	$42,044	$39,701
Less:
Allowance for doubtful accounts	(3,174)	(3,506)
Allowance for sales returns	(11,260)	(10,208)

	$27,610	$25,987

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31,
	2003	2002
	(In thousands)
Computer equipment	$22,461	$32,654
Computer software	6,058	6,607
Office equipment and furniture	17,816	18,836
Leasehold improvements	25,242	24,063

	71,577	82,160
Less accumulated depreciation and amortization	(36,721)	(32,971)

	$34,856	$49,189

Depreciation and amortization expense for fiscal year 2003 was $20.4 million, including $1.7 million resulting from the write-down of internally developed software costs. Depreciation and amortization expense for fiscal years 2002 and 2001 was $36.4 million and $23.9 million, respectively. In fiscal year 2003, the Company also wrote-off approximately $14.8 million of fully-depreciated property and equipment. In fiscal year 2002, Macromedia sold land and an office building in Redwood City, California, with a consecutive 10-year lease for the space that the Company currently occupies (see Note 14). In addition, during fiscal year 2002 the Company wrote off certain assets in conjunction with its restructurings as these assets were abandoned due to the closure of office facilities and employee terminations (see Note 12).

7.    Non-Marketable Investments

The Company has historically held non-marketable investments in certain companies that are accounted for on a cost-basis. Impairment losses are recognized on these investments when the Company determines that there has been a decline in the fair market value of the investment that is other than temporary. At March 31, 2003, the Company did not have any remaining cost-basis investments recorded on its consolidated balance sheet. At March 31, 2002, the Company had one remaining cost-basis investment with a carrying value of $400,000.

In fiscal year 2003, the Company received $655,000 in cash from two of its non-marketable cost-basis investments, which were previously written off in accordance with the Company’s accounting policy. The cash received was recorded as a gain on investments. This gain was partially offset by impairment losses of $400,000 recorded in fiscal year 2003. The Company also received approximately 588,000 shares of Series B common stock in another company, resulting from a merger of one of these investees with a third party. The Company has determined the estimated fair value of the newly acquired shares to be insignificant. Accordingly, no amount for this non-marketable investment was recorded on its consolidated balance sheet as of March 31, 2003.

At March 31, 2003 and 2002, the Company also held common stock in two public companies that are accounted for as available-for-sale investments. In fiscal year 2003, the Company wrote off one of these investments, which resulted in a charge of $403,000. The write off resulted from the severe and continued decline in the investee’s common stock price, which was viewed as other than temporary. At March 31, 2003, the net carrying value of the Company’s other available-for-sale investment was $56,000.

During fiscal year 2002, the Company recorded impairment losses on strategic investments of $7.6 million. These losses represented write offs or write downs of the carrying amount of these investments and were

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined considering, among other factors, the investees’ current and projected operating results, including estimated liquidation value and the inability of the investees to obtain additional financing. During fiscal year 2002, the Company received funds totaling $600,000, representing its portion of the liquidated assets of two investees whose investment balances were previously written off during fiscal year 2001 in accordance with its accounting policy.

During fiscal year 2001, the Company recognized $13.8 million in impairment losses on various strategic investments held at cost. These losses were recorded in accordance with its accounting policy.

8.    Investment in Equity Affiliate

The Company recorded losses from its equity affiliate, AtomShockwave, of $36.0 million during fiscal year 2002. The charge reflected the Company’s share of AtomShockwave’s losses recorded in this period, as well as the write down of its investment and the write off of certain receivables. The Company’s investment balance in AtomShockwave since September 30, 2001 has been zero. The Company has not recognized its share of AtomShockwave’s losses since September 30, 2001, although it held approximately 32% of the outstanding voting shares of AtomShockwave at March 31, 2003.

9.    Intangible Assets

On April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting this standard, the Company no longer amortizes goodwill, which had a net book value of $201.4 million and $198.9 million at March 31, 2003 and 2002, respectively, including $15.8 million in assembled workforce at March 31, 2002, that was reclassified to goodwill upon adoption of this standard. However, under SFAS No. 142, the Company does continue to amortize its other intangible assets with estimated useful lives.

SFAS No. 142 also required the Company to perform a transitional impairment test by assessing the fair value and recoverability of its goodwill upon adoption of this standard and to perform an annual impairment test thereafter. The Company performed its transitional impairment test upon adoption of this Standard, which did not result in an impairment of the Company’s goodwill. The Company currently operates in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires the Company to assess whether goodwill should be allocated to operating levels lower than its Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. In addition, the reporting unit would have economic characteristics different than the economic characteristics of the other components of the Software segment. Currently, the Company does not have any reporting units lower than its Software segment that meets the criteria set forth in SFAS No. 142.

The Company intends to assess the fair value and recoverability of its goodwill in the fourth quarter of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time, as stipulated under SFAS No. 142. In accordance with SFAS No. 142, the Company performed an impairment analysis to assess the fair value and recoverability of its goodwill in the fourth quarter of fiscal year 2003. This analysis did not result in an impairment charge on its goodwill.

In fiscal year 2003, the Company compared the unamortized capitalized cost of the developed technology associated with its fiscal year 2001 acquisition of Allaire to the product’s net realizable value. This analysis was performed under the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As a result of this analysis, the Company recorded an impairment charge of $15.7 million for the developed technology asset. This charge represented the amount by which the carrying value of the developed technology asset exceeded its estimated net realizable value.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of the impairment of the developed technology asset and trade name, the Company also performed an impairment analysis on its goodwill and assessed the fair value and recoverability of its goodwill balance as of September 30, 2002. This analysis did not result in an impairment of the Company’s goodwill.

At March 31, 2003 and 2002, intangible assets consisted of the following:

	March 31, 2003				March 31, 2002
	Gross	Accumulated Amortization	Impairments	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Amortizable intangible assets:
Developed technology (1)	$35,830	$(17,773)	$(15,665)	$2,392	$34,000	$(11,668)	$22,332
Trade name, trademark and other intangible assets	7,762	(3,977)	(1,651)	2,134	7,762	(2,424)	5,338

	43,592	(21,750)	(17,316)	4,526	41,762	(14,092)	27,670

Unamortizable intangible assets:
Goodwill	201,392	—	—	201,392	278,747	(95,601)	183,146
Assembled workforce (2)	—	—	—	—	24,000	(8,237)	15,763

	201,392	—	—	201,392	302,747	(103,838)	198,909

	$244,984	$(21,750)	$(17,316)	$205,918	$344,509	$(117,930)	$226,579

(1)	$102 of acquired developed technology was amortized as a component of Cost of Revenues in fiscal year 2003.
(2)	The net assembled workforce balance of $15,763 at March 31, 2002 was reclassified to goodwill effective April 1, 2002, as required by SFAS No. 142.

The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2003 are as follows:

Goodwill
(In thousands)
Balance as of March 31, 2002	$ 198,909
Acquisitions (see Note 3)	2,483

Balance as of March 31, 2003	$ 201,392

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of adopting SFAS No. 142 on net income (loss) and net income (loss) per common share as if SFAS No. 142 had been in effect in fiscal years 2003, 2002 and 2001:

	2003	2002	2001
	(In thousands, except per share data)
Net income (loss)—as reported	$1,572	$(308,830)	$13,374
Amortization of goodwill	—	93,050	4,778
Amortization of assembled workforce	—	8,000	237

Net income (loss)—as adjusted	$1,572	$(207,780)	$18,389

Basic net income (loss) per common share
As reported	$0.03	$(5.31)	$0.26
As adjusted	$0.03	$(3.57)	$0.36
Diluted net income (loss) per common share—as adjusted
As reported	$0.03	$(5.31)	$0.24
As adjusted	$0.03	$(3.57)	$0.32

The following table depicts the Company’s estimated future amortization charges from its intangible assets at March 31, 2003:

Estimated Amortization Expense
(In thousands)
2004	$2,266
2005	1,066
2006	962
2007	232
2008	—

10.    Other Non-Current Assets

Other non-current assets consisted of the following:

	March 31,
	2003	2002
	(In thousands)
Deposits	$3,037	$3,649
Prepaid technology licenses payments	1,975	1,610
Related party loans	3,169	8,305
Other non-current assets	—	400

	$8,181	$13,964

11.    Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,
	2003	2002
	(In thousands)
Accrued payroll and related	$13,540	$14,373
Other accrued liabilities	25,901	33,928

	$39,441	$48,301

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Restructuring

The Company has accounted for its restructuring charges and accruals in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination, and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with its fiscal year 2001 acquisition of Allaire and to better align its cost structure with the weaker business environment, which resulted in restructuring expenses totaling $81.8 million.

Details of the fiscal year 2002 restructuring expenses, fiscal year 2002 payment activity, and March 31, 2002 accrued restructuring balance are presented in the following table:

	Total Expense	Cash Payments	Non-cash Charges	March 31, 2002
	(In thousands)
Facilities	$48,996	$(8,192)	$1,184	$41,988
Write off of property and equipment	24,303	—	(24,303)	—
Severance and related charges	5,976	(4,959)	—	1,017
Other costs	2,545	(2,323)	(194)	28

	$81,820	$(15,474)	$(23,313)	$43,033

Details of the accrued restructuring balances, cash payments and adjustments recorded during fiscal year 2003 are presented in the following table:

	March 31, 2002	Cash Payments	Restructuring Adjustments	March 31, 2003
	(In thousands)
Facilities	$41,988	$(11,161)	$—	$30,827
Severance and related charges	1,017	(756)	—	261
Other costs	28	(28)	—	—

	$43,033	$(11,945)	$—	$31,088

Restructuring expenses associated with facilities primarily represent estimated future costs related to approximately 22 facilities to either cancel or vacate these facility operating leases as a result of staff reductions and changes in the Company’s business and demise and tenant improvement costs to sublease these facilities, net of deferred rent recorded for these facilities. The inclusion of these costs in the restructuring was a result of staff reductions and changes in the Company’s business. The Company expects to make future facility rent payments, net of estimated sublease income, on its contractual lease obligations for these facilities through the end of its obligation periods. These net payments will be recorded as a reduction to the Company’s restructuring accrual. The accrual balance at March 31, 2003 associated with facilities primarily represented the estimated future costs of 12 facilities to either cancel or vacate operating leases as well as estimated demise and tenant improvement costs to sublease these facilities, net of deferred rent and estimated sublease income.

13.    Income Taxes

Net income before the provision for income taxes included net income from the Company’s foreign subsidiaries of $7.5 million and $48.2 million for fiscal years 2003 and 2001, respectively. In fiscal year 2002,

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net loss before the provision for income taxes included net loss from the Company’s foreign subsidiaries of $27.0 million.

The components of the provision for income taxes were as follows:

	2003	2002	2001
	(In thousands)
Current
Federal	$—	$(2,760)	$—
State	—	(473)	—
Foreign	3,908	2,823	5,768

Total Current	3,908	(410)	5,768
Deferred:
Federal	(290)	1,245	(3,771)
State	(170)	1,431	(1,080)

Total Deferred	(460)	2,676	(4,851)
Charge in lieu of taxes attributable to employee stock plans	—	—	7,820

	$3,448	$2,266	$8,737

The provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes, as a result of the following:

	2003	2002	2001
	(In thousands)
Computed tax (benefit) at statutory rate	$1,757	$(107,297)	$7,739
State taxes, net	(169)	458	1,160
Nondeductible pooling and acquisition costs and goodwill	—	32,489	17,794
Net operating loss carryforward utilization	—	—	(4,982)
Foreign tax (benefits) provided for at rates other than U.S. statutory rates	1,297	12,258	(14,223)
Research and other tax credits	—	—	(3,455)
Change in valuation allowance	(101)	64,108	3,218
Deemed dividend from foreign subsidiaries	403	—	857
Permanent differences	261	250	629

	$3,448	$2,266	$8,737

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

	March 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Reserves, accruals and other	$56,415	$66,865
Net operating loss carryforwards (federal)	184,024	178,846
Net operating loss carryforwards (state)	23,738	21,845
Credit for research activities	48,278	43,227
Other credits	11,463	9,846

Total deferred tax assets	323,918	320,629
Less valuation allowance	(312,557)	(294,300)

Net deferred tax assets	11,361	26,329
Deferred tax liabilities:
Intangible assets	(1,047)	(16,475)

Net deferred tax asset	$10,314	$9,854

The Company has established a valuation allowance to reduce the deferred tax assets to a level that the Company believes is more likely than not to be realized through future taxable income. Approximately $199.2 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current income when subsequently recognized. Also, approximately $22.7 million of the valuation allowance for deferred tax assets relates to the Allaire acquisition, the benefit from which will be allocated to goodwill and other identifiable intangible assets generated in the acquisition rather than current income when subsequently recognized.

During fiscal year 2002, Macromedia repatriated $50.0 million of non-U.S. earnings from international subsidiaries which were included in fiscal year 2002 taxable income and, as such, reduced the Company’s current year net operating loss. Cumulative undistributed income of international subsidiaries amounted to $17.6 million as of March 31, 2003, which is intended to be permanently reinvested. The amount of income tax liability that would result had such income been repatriated is estimated to be approximately $7.2 million.

As of March 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $525.8 million and $433.5 million, respectively. If not utilized, net operating loss carryforwards will expire in fiscal years 2004 through 2023.

The Company also had research and experimentation credit carryforwards of approximately $31.9 million and $25.2 million for federal and California income tax purposes, respectively. In addition, the Company had foreign tax credit carryforwards of approximately $7.5 million for federal income tax purposes and Enterprise Zone and Manufacturer Investment credits of $6.0 million for California income tax purposes. If not utilized, the federal research credit carryforwards will expire in fiscal years 2004 through 2023 while the California research credits may be carried forward indefinitely; the foreign tax credit carryforwards will expire in fiscal years 2004 through 2007, while the California Enterprise Zone credit may be carried forward indefinitely and the Manufacturer Investment credit will expire in fiscal years 2007 through 2011.

The utilization of net operating loss carryforwards, as well as research and experimental credit carryforwards, is limited by current tax regulations. These net operating loss carryforwards, as well as research

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and experimental credit carryforwards, will be utilized in future periods if sufficient income is generated. The Company’s ability to utilize certain loss carryforwards and certain research credit carryforwards are subject to limitations pursuant to the ownership change rules of Internal Revenue Code Section 382.

14.    Commitments and Contingencies

Leases.    The Company leases office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, the Company subleases certain office space that is not currently occupied by the Company. For certain of these operating leases, the Company has entered into agreements to indemnify lessors against certain additional costs through the term of the lease. To date, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in its consolidated financial statements with respect to these indemnification guarantees.

Future minimum payments under operating leases with an initial term of more than one year and future minimum sublease income are summarized as follows:

Year ending March 31,	Net Lease Obligations			Gross Restructured Lease Obligations
	Lease Obligations	Sublease Income	Net Lease Obligations
	(In thousands)
2004	$29,214	$(7,647)	$21,567	$15,982
2005	27,195	(7,814)	19,381	15,754
2006	24,039	(6,310)	17,729	13,844
2007	19,120	(5,162)	13,958	11,109
2008	18,727	(4,156)	14,571	10,627
Thereafter	28,325	(3,827)	24,498	9,479

	$146,620	$(34,916)	$111,704	$76,795

Included in the total minimum lease obligations of $146.6 million are estimated future minimum rent payments for facilities included in the Company’s restructurings established during fiscal year 2002. These obligations were accrued under the Company’s restructurings established during fiscal year 2002 and had a balance of $76.8 million at March 31, 2003. Future rent payments accrued under the Company’s restructurings have been reduced by estimated future sublease income on restructured facilities of $46.0 million at March 31, 2003.

The Company recorded rent expense, excluding sublease income, of $13.5 million, $22.4 million and $15.3 million in fiscal years 2003, 2002 and 2001, respectively. No sublease income was recorded as an offset to rent expense in fiscal year 2003. For fiscal years 2002 and 2001, the Company recorded sublease income as an offset to rent expense of $7.7 million and $3.2 million, respectively. Sublease income received in fiscal year 2003 was applied against the Company’s restructuring accrual.

Sale-Leaseback.    In fiscal year 2002, the Company sold land and an office building in Redwood City, California, with a consecutive 10-year lease for the space that it currently occupies. The sale resulted in proceeds of $22.1 million, excluding related tenant deposits and fees. The transaction was accounted for as a sale-leaseback arrangement in accordance with SFAS No. 98, Accounting for Leases, SFAS No. 28, Accounting for Sales with Leasebacks and SFAS No. 66, Accounting for Sales of Real Estate. The transaction resulted in a deferred gain of approximately $4.5 million, which is classified in other non-current liabilities on the Company’s consolidated balance sheet and will be amortized to operating expense over the lease term. The lease is accounted for as an operating lease, resulting in net rental expense of approximately $1.8 million per year.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Technology Licenses.    The Company has entered into license agreements with third parties whose products or technologies are embedded in its software products. These license agreements generally provide for royalty payments on a fixed or per-unit basis. Future minimum royalty payments for the years ending March 31, 2004, 2005, 2006, 2007 and 2008 are $291,000, $181,000, $86,000, $86,000 and $86,000, respectively.

Letters of Credit and Restricted Cash.    The Company obtained letters of credit from financial institutions totaling approximately $11.8 million and $12.7 million as of March 31, 2003 and 2002, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. The Company pledged, as security in trust for certain of the letters of credit, approximately $10.9 million and $11.4 million in cash as of March 31, 2003 and 2002, respectively. These funds were invested in money market funds and are classified as non-current restricted cash in its consolidated balance sheets. At March 31, 2003, the Company also had $490,000 held in trust against remaining payment obligations from certain business combinations which were completed in fiscal year 2003 and are classified as non-current restricted cash in its consolidated balance sheets.

Legal.    On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC  Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001, which asserted similar claims on behalf of a putative class of stockholders who purchased Allaire stock between December 7, 1999 and September 18, 2000. On June 19, 2002 the Court denied defendants’ motion to dismiss the amended complaint, and thereafter set a trial date for the Class Action for November 2003. The parties commenced discovery and thereafter mediated their dispute before a United States Magistrate Judge. On May 21, 2003, the parties executed a Memorandum of Understanding (“MOU”) that sets forth the basic terms of a settlement whereby the plaintiffs agree to dismiss the Class Action and provide a broad release of all claims arising out of their purchase, sale or holding of Allaire stock in exchange for a payment of $12.0 million, $10.5 million of which would be paid by insurers and $1.5 million of which would be paid by Macromedia. The MOU calls for the parties to negotiate additional terms to be set forth in a Stipulation of Settlement. The parties’ settlement is expressly contingent on Court approval, which may be withheld or, if provided, may be subject to an appeal to, or reversal by, an appellate court.

On April 11, 2001, Allaire, after it was acquired by Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. On September 25, 2001, the

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action. Kassin is not subject to the MOU concerning a potential settlement of the Class Action and, as discovery is ongoing, we are not able to predict the outcome of the litigation at this time. The Company intends to defend this claim vigorously.

Intellectual Property Indemnification Obligations.    The terms of the Company’s distribution agreements with its first-tier distributors, including OEMs, generally provide for a limited indemnification of such distributors against losses, expenses and liabilities arising from third-party claims based on alleged infringement by the Company’s products of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for, such indemnification obligations and generally include a right to replace an infringing product. To date, the Company has not had to reimburse any of our distributors for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with our distributors, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Other Contingent Liabilities and Commitments.    Through its normal course of business, the Company has also entered into other indemnification agreements or guarantees that arise in various types of arrangements, including those with financial institutions under banking arrangements. To date, the Company has not made any significant payments under such indemnification agreements or guarantees and no amount has been accrued in its consolidated financial statements with respect to those indemnification agreements or guarantees.

15.    Stockholders’ Equity

Common stock to be issued.    At March 31, 2003, the Company had the following shares available for grants under its stock option plans (the “Macromedia Plans”), shares available for non-plan stock option grants and ESPP:

Shares Available
(In thousands)
Employee stock options under the Macromedia Plans:	18,920
Non-plan employee stock options	1,637
Directors stock options	515
2001 ESPP	1,122

22,194

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans.    At March 31, 2003, shares of common stock available to be issued in connection with the Macromedia Plans amounted to:

		Shares Available
		(In thousands)
(i)	Macromedia, Inc. 1992 Equity Incentive Plan	9,103
(ii)	Macromedia, Inc. 1993 Directors Stock Option Plan	515
(iii)	Allaire Corporation 1997 Stock Incentive Plan	195
(iv)	Allaire Corporation 1998 Stock Incentive Plan	2,406
(v)	Andromedia, Inc. 1999 Stock Option Plan	405
(vi)	Macromedia, Inc. 1999 Stock Option Plan	3,644
(vii)	Allaire Corporation 2000 Stock Incentive Plan	1,174
(viii)	Macromedia, Inc. 2002 Equity Incentive Plan	1,993

		19,435

The options outstanding under the plans indicated at (iii), (iv), (v) and (vii) (the “Prior Plans”) above were assumed by the Company as a result of merger activities. The Company assumed certain options granted to former employees of the acquired companies (the “Acquired Options”) under these plans. All of the Acquired Options have been adjusted to give effect to the respective conversion terms between the Company and companies acquired.

The 1992 Equity Incentive Plan expired on September 23, 2002 and as such, no new types of stock-based awards will be granted in connection with this Plan. Options outstanding under this Plan will expire in accordance with the terms set forth in individual option agreements. Any option or purchase rights under this plan that becomes unexercisable, without having been exercised in full, shall not become available for future grants or sales.

The 1993 Directors Stock Option Plan provides for the granting of non-qualified stock option awards to our directors. The 1999 Stock Option Plan provides for the granting of non-qualified stock option awards to our directors, employees and consultants.

The Allaire 1997, 1998 and 2000 Stock Incentive Plans provide for the granting of incentive and non-qualified stock options and stock bonus awards to our directors, employees and consultants.

The Andromedia 1999 Stock Option Plan provides for the grant of several types of stock-based awards including, incentive and non-qualified stock options, restricted stock and stock purchase rights, to our directors, employees and consultants.

The 2002 Equity Incentive Plan provides for the grant of several types of stock-based awards, including incentive and non-qualified stock options and restricted stock awards to our directors, employees and consultants.

In fiscal years 2003, 2002 and 2001, the Company granted non-plan stock options to purchase shares of the Company’s common stock to certain executives and officers. The stock options were granted with an exercise price equal to fair market value on the grant date and have terms similar to options granted under the Company’s stock option plans.

Stock options under the Macromedia Plans are granted at an exercise price equal to fair market value at the time of the grant and typically vest over four years from the date of grant. The stock options expire ten years

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the date of grant and are normally canceled three months after an employee’s termination from the Company. Any option that becomes unexercisable under the Macromedia Plans, excluding the 1992 Equity Incentive Plan, without having been exercised in full, shall become available for future grant or sale under the respective plan.

In March 2000 the FASB issued FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25. Among other things, FIN No. 44 clarifies the accounting treatment for stock repurchases and exchanges and the criteria for such a transaction to qualify as a noncompensatory arrangement. On May 4, 2001, the Company announced an offer for existing stock option holders to exchange outstanding stock options for new options to be granted in excess of six months from the date the offer expired, June 4, 2001 (the “Option Exchange”). In connection with the Option Exchange, the Company cancelled 7.4 million common stock options and on December 21, 2001, regranted 6.6 million common stock options at an exercise price of $15.99 per share, which represented fair market value. The Company did not incur any financial statement impact during fiscal year 2002 due to the Option Exchange.

The following table summarizes the stock option activity for fiscal years 2003, 2002 and 2001:

	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
As of March 31, 2000	11,548	$31.92
Assumed in merger	4,189	17.98
Granted	7,165	56.16
Exercised	(2,790)	15.13
Cancelled	(2,427)	57.19

As of March 31, 2001	17,685	37.64
Granted	11,443	15.42
Exercised	(1,295)	11.61
Cancelled	(9,809)	53.74

As of March 31, 2002	18,024	16.69
Granted	5,144	11.15
Exercised	(837)	12.24
Cancelled	(3,461)	17.68

As of March 31, 2003	18,870	$15.20

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about Macromedia’s stock options outstanding as of March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands, except per share data)
$ 0.08 – $ 1.13	19	4.64	$0.92	19	$0.92
$ 2.20 – $ 5.86	41	2.35	4.82	40	4.82
$ 6.75 – $ 9.25	3,307	7.61	8.04	1,141	8.32
$ 9.56 – $13.21	2,372	9.00	12.31	476	12.77
$13.39 – $14.94	3,860	8.48	13.71	1,449	13.93
$15.21 – $16.02	5,439	7.12	15.98	3,934	15.98
$16.20 – $20.65	2,130	7.88	19.00	1,238	19.23
$21.28 – $29.19	1,410	6.91	26.60	1,089	27.62
$30.56 – $45.31	219	6.99	33.97	156	34.62
$49.94 – $73.63	32	7.22	62.16	23	62.33
$78.06 – $99.98	41	7.37	84.60	29	83.00

	18,870	7.78	$15.20	9,594	$16.88

The Company recorded deferred stock compensation or non-cash stock compensation expense for stock options issued under the Prior Plans and the AtomShockwave stock option plan that were issued with an exercise price less than fair value of the underlying stock at the date of grant. The fair value of the underlying common stock of AtomShockwave has been determined by the Company based on factors including, but not limited to, preferred stock sales, comparisons to competitive public companies and general market conditions. The fair value for Macromedia common stock is based on the price of the Company’s common stock as traded on the NASDAQ National Market. The deferred stock compensation resulting from business combinations accounted for as pooling-of-interests with Andromedia, Inc. and ESI, Inc. were determined based on an underlying common stock value of the respective companies, based upon their then fair market value. The Company recorded compensation expense related to stock options of approximately $281,000, $689,000 and $6.0 million in fiscal years 2003, 2002 and 2001, respectively.

Stock Purchase Plan.    The Company adopted the 2001 Employee Stock Purchase Plan in fiscal year 2002 (the “2001 ESPP”). All remaining available shares under the 1993 Employee Stock Purchase Plan were transferred to the 2001 ESPP in fiscal year 2002. Under the 2001 ESPP, 2.3 million shares of common stock are reserved for issuance at March 31, 2003. Pursuant to this Plan and subject to certain limitations, employees may purchase, through payroll deductions of 2% to 15% of eligible compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. The following summarizes the stock purchase activity under the 2001 ESPP for fiscal years 2003, 2002 and 2001:

	2003	2002	2001
	(In thousands, except per share amounts)
Number of shares purchased	1,141	471	157
Average price per share	$5.38	$12.57	$39.17

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Sale of Acquired Technology

In fiscal year 2003, the Company recorded a gain on the sale of acquired technology of $1.0 million. The net carrying value of the technology, which was previously acquired in connection with the Company’s acquisition of Andromedia, Inc. during fiscal year 2000, had already been fully amortized on the Company’s consolidated balance sheet as of the date of sale. This gain represented the amount by which the proceeds received exceeded the net carrying value of this asset. This gain was reported as a component of other income (expense) on the Company’s consolidated statements of operations, as the transaction that resulted in the gain was not considered a component of its normal and on-going core business activities.

17.    Litigation Settlements

In fiscal year 2003, the Company recorded litigation charges of $4.0 million, which was partially offset by the reversal of a litigation settlement charge recorded in fiscal year 2002 of $2.8 million. In fiscal year 2003, the Company reimbursed $2.5 million to one of the insurers of a securities litigation against the Company and certain of its former officers and directors, which was settled in fiscal year 2002. In fiscal year 2003, the Company also recorded a litigation settlement charge of $1.5 million related to an executed MOU in connection with pending securities litigation against the Company and certain of Allaire’s officers and directors (see Note 14). The executed MOU sets forth the basic terms of a settlement whereby the plaintiffs agree to dismiss the pending securities litigation and provide a broad release of all claims arising out of their purchase, sale or holding of Allaire stock in exchange for a payment of $12.0 million, $10.5 million of which would be paid by insurers and $1.5 million would by paid by the Company. The parties’ settlement is expressly contingent on Court approval, which may be withheld or, if provided, may be subject to an appeal to, or reversal by, an appellate court.

In fiscal year 2002, the Company signed a stipulation of settlement with lead plaintiffs that resolved securities litigation pending against Macromedia and certain of its former officers and directors since 1997. The settlement amount was $48.0 million, of which $19.5 million was recovered from insurance, net of reimbursable legal fees. As a result, the Company recorded a $28.5 million charge as a component of other income (expense) in its consolidated statements of operations during fiscal year 2002. Of the $19.5 million of insurance coverage, $2.5 million was subsequently paid by the Company to RLI Corporation as a result of the RLI settlement in fiscal year 2003. In fiscal year 2002, the Company also recorded a charge of $2.8 million, relating to the settlement of outstanding patent claims between Adobe and Macromedia.

18.    Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share:

	2003	2002	2001
	(In thousands, except per share data)
Basic and Diluted Net Income (Loss) Per Common Share Computation
Numerator:
Net income (loss)	$1,572	$ (308,830)	$13,374

Denominator:
Basic weighted average number of common shares outstanding	60,170	58,190	50,840
Effect of dilutive securities:
Convertible preferred stock	—	—	8
Stock options	1,020	—	5,917

Diluted weighted average number of common shares outstanding	61,190	58,190	56,765

Basic net income (loss) per common share	$0.03	$ (5.31)	$0.26

Diluted net income (loss) per common share	$0.03	$ (5.31)	$0.24

At March 31, 2003, the Company had 1.8 million shares of its common stock, which were previously repurchased on the open market, classified as treasury stock. These shares are recorded at cost and are shown as a reduction of stockholders’ equity.

The following table presents potentially dilutive securities that are excluded from the diluted net income per share calculation because their effects would be antidilutive:

	2003	2002	2001
	(In thousands)
Antidilutive stock options and warrants	13,914	18,040	606

Under the treasury stock method, stock options with exercise prices exceeding the average fair value of the Company’s common stock during the period are excluded from the diluted earnings per share computation. These stock options had a weighted average exercise price of $17.31 in fiscal year 2003.

19.    Pre-Tax Savings Plan

The Company maintains a 401(k) defined contribution benefit plan that covers all eligible domestic employees who have attained 18 years of age and provide at least 20 hours of service per week. This plan allows U.S. employees to contribute up to 20% of their pre-tax salary in certain investments at the discretion of the employee. The Company matches a portion of employee contributions, which vest based on length of employment and are fully vested after three years of employment. Employer contributions, which may be discontinued at the Company’s discretion, amounted to $1.6 million, $2.5 million and $1.9 million during fiscal years 2003, 2002 and 2001, respectively.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. During fiscal year 2002, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption, the Company did not designate any foreign exchange forward contracts as SFAS No. 133 accounting hedges and did not record any transition adjustments.

Cash Flow Hedging.    In fiscal year 2003, the Company began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, the Company began applying hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (“AOCI”). The Company records any ineffective portion of the hedging instruments in other income (expense) on its condensed consolidated statements of operations, which was immaterial in fiscal year 2003. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from AOCI to revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to other income (expense) at that time. All values reported in AOCI at March 31, 2003 will be reclassified to operations in eight months or less. At March 31, 2003, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

The following table depicts cash flow hedge accounting activity as a component of AOCI in fiscal year 2003:

Amount
(In thousands)
At March 31, 2002	$—
Net loss on cash flow hedges	(1,458)
Reclassifications to net revenues	1,659
Reclassifications to operating expenses	(160)

At March 31, 2003	$41

Balance Sheet Hedging.    The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of other income (expense) on its condensed consolidated statements of operations. These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At March 31, 2003, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	2003	2002	2001
	(In thousands)
Cash paid for:
Income taxes	$3,427	$3,014	$934
Non-cash investing and financing activities:
Common stock issued and warrants and options assumed in purchase business combinations	—	—	337,606
Unrealized gain (loss) on available-for-sale securities	$534	$(466)	$(85)

In connection with the acquisition of Atom Corporation by the Company’s then consolidated subsidiary, shockwave.com, with the surviving company being AtomShockwave, the Company began accounting for its investment under the equity method of accounting during the fourth quarter of fiscal year 2001. The following information illustrates the effect of the deconsolidation of AtomShockwave on the Company’s consolidated cash flow position:

2001
(In thousands)
Carrying value of assets	$7,875
Carrying value of liabilities	14,866

Effect on cash due to deconsolidation	$(6,991)

22.    Segment Reporting, Geographic Information and Significant Customers

At March 31, 2003, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers developers and designers to create effective user experiences on the Internet.

Since the acquisition of Allaire during the fourth quarter of fiscal year 2001, the Company has realigned its products into two main product lines: Software Tools and Server Software. Training and other miscellaneous revenues are included in other net revenues. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on net revenues and total operating expenses of the Software segment.

Prior to the fourth quarter of fiscal year 2001, the Company’s operations consisted of a second business segment, AtomShockwave, which designs, develops and markets aggregated content to provide on-line entertainment on the Web (see Note 8). The Company had intersegment transactions of $2.2 million in fiscal year 2001. These intersegment transactions represent royalty revenues paid by AtomShockwave. The Company did not have any intersegment transactions in fiscal years 2003 and 2002.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net revenues by product line for fiscal years 2003, 2002 and 2001 are disclosed in the following table:

Net revenues (1)	Software Tools	Server Software	Atom- Shockwave	Other	Total
	(In thousands)
2003	$270,050	$53,007	$—	$13,856	$336,913
2002	$242,528	$60,098	$—	$23,872	$326,498
2001	$338,257	$2,422	$13,166	$37,366	$391,211

(1)	During fiscal year 2003, the Company adopted two accounting pronouncements, EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs and EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, that had the effect of increasing net revenues and equally increasing cost of revenues and operating expenses. Historical net revenues were reclassified to conform to the new presentation. The adoption of these pronouncements did not impact current of previously recorded net income (loss). Historical amounts for shipping and handling fees billed and certain out-of-pocket expenses reimbursed by customers included as a component of net revenues totaled $2.1 million, $1.7 million and $1.6 million in fiscal years 2003, 2002 and 2001, respectively.

Segment data for fiscal years 2003, 2002 and 2001 are disclosed in the following table:

	Software	Atom Shockwave(1)	Total
	(In thousands)

2003
Net revenues	$336,913	$ —	$336,913
Cost of revenues (2)	36,125	—	36,125

Gross margin	300,788	—	300,788
Direct operating expenses (2)	273,614	—	273,614
Acquisition-related expenses and certain non-cash charges (2)	25,510	—	25,510

Total operating income	$1,664	$ —	$1,664

Total assets	$527,423	$ —	$527,423
2002
Net revenues	$326,498	$ —	$326,498
Cost of revenues (2)	43,988	—	43,988

Gross margin	282,510	—	282,510
Direct operating expenses (2)	324,035	—	324,035
Restructuring and certain non-cash charges (2)	197,041	—	197,041

Total operating loss	$(238,566)	$ —	$(238,566)

Total assets	$519,664	$ —	$519,664

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Software	Atom Shockwave(1)	Total
	(In thousands)
2001
Net revenues	$378,045	$13,166	$391,211
Cost of revenues	42,183	1,718	43,901

Gross margin	335,862	11,448	347,310
Direct operating expenses	266,090	36,141	302,231
Acquisition-related expenses and certain non-cash charges	33,066	5,580	38,646

Total operating income (loss)	$36,706	$(30,273)	$6,433

Total assets	$785,673	$—	$785,673

(1)	Due to the deconsolidation of AtomShockwave during the quarter ended March 31, 2001, only nine months of operating results have been included during fiscal year 2001.
(2)	The Company allocated non-cash compensation during fiscal year 2003 and 2002 to cost of revenues, sales and marketing, research and development and general and administrative expenses. Accordingly, $281,000 and $689,000 of non-cash compensation from these administrative functions are included in acquisition-related expenses and certain non-cash charges in fiscal year 2003 and in restructuring and certain non-cash charges in fiscal year 2002, respectively.

The Company’s operations outside the United States include wholly-owned subsidiaries in Asia-Pacific, Europe and the Americas. Operations in the United States are responsible for the design and development of all products, as well as product distribution in the Americas, while the international operations are responsible for product distribution everywhere else. Net revenues are attributed to each region based on the location of the customer. Other than the United States, no individual country’s net revenues or assets comprised more than 10% of the Company’s total net revenues or assets at March 31, 2003, 2002 and 2001 and for the fiscal years then ended. The following is a summary of net revenues, total assets and long-lived assets by geographic areas:

	2003	2002	2001
	(In thousands)
Net Revenues:
North America	$196,852	$196,847	$223,158
Europe	87,737	77,874	102,178
Asia Pacific and Other	52,324	51,777	65,875

	$336,913	$326,498	$391,211

Total Assets:
North America	$486,592	$455,730	$713,981
Europe	36,988	57,954	129,546
Asia Pacific and Other	3,843	6,202	4,314
Eliminations	—	(242)	(62,168)

	$527,423	$519,644	$785,673

Long-lived assets:
United States	$253,751	$289,080	$510,831
International	3,446	3,756	4,882

	$257,197	$292,836	$515,713

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distributors comprise a significant portion of the Company’s net revenues and trade receivables. During fiscal years 2003, 2002 and 2001, sales to one distributor accounted for 28% of each respective year’s consolidated net revenues. At March 31, 2003, receivable balances from two customers accounted for 16% and 10% of the Company’s gross accounts receivable outstanding. At March 31, 2002, a receivable balance from one customer accounted for 21% of the Company’s gross accounts receivable outstanding.

23.    Quarterly Results (unaudited)

Summarized quarterly financial information for fiscal years 2003 and 2002 is as follows:

	Quarter Ended
	June 30	September 30	December 31	March 31
	(In thousands, except per share data)
Fiscal years:
2003
Net revenues	$84,294	$85,866	$83,159	$83,594
Gross profit	73,201	77,777	74,459	75,306
Operating income (loss)	(4,544)	(11,812)	9,301	8,719
Net income (loss)	(1,984)	(11,663)	8,287	6,932
Net income (loss) per common share:
Basic	$(0.03)	$(0.19)	$0.14	$0.11
Diluted	$(0.03)	$(0.19)	$0.14	$0.11
2002
Net revenues	$89,075	$87,485	$73,657	$76,281
Gross profit	77,612	77,301	61,891	65,644
Operating loss	(82,301)	(34,482)	(42,122)	(79,661)
Net loss	(111,774)	(70,704)	(42,937)	(83,415)
Net loss per common share:
Basic and diluted	$(1.94)	$(1.22)	$(0.73)	$(1.42)

MACROMEDIA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions to Provision	Deductions, Returns and Write Offs	Balance at end of period
	(In thousands)
Allowance for Doubtful Accounts
Year ended March 31, 2003	$3,506	$332	$664	$3,174
Year ended March 31, 2002	1,531	3,919	1,944	3,506
Year ended March 31, 2001	1,659	812	940	1,531

Allowance for Sales Returns
Year ended March 31, 2003	$10,208	$23,768	$22,716	$11,260
Year ended March 31, 2002	11,899	26,069	27,760	10,208
Year ended March 31, 2001	9,221	23,323	20,645	11,899