Form 10-Q
period 2003-06-30
MACROMEDIA INC
filed 2003-07-31
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 64.4 million shares of Common Stock, $0.001 par value per common share, outstanding on July 21, 2003, including 1.8 million shares held in treasury.

MACROMEDIA, INC.

REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2003

MACROMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$95,172	$96,831
Short-term investments	147,886	118,755
Accounts receivable, net of allowance for doubtful accounts of $2,256 and $3,174 at June 30, 2003 and March 31, 2003, respectively	24,648	27,610
Inventory	995	1,216
Prepaid expenses and other current assets	11,034	12,330
Deferred income taxes	10,314	10,314

Total current assets	290,049	267,056

Property and equipment, net	31,715	34,856
Goodwill, net	201,392	201,392
Other intangible assets, net	3,960	4,526
Restricted cash	11,412	11,412
Other non-current assets	6,927	8,181

Total assets	$545,455	$527,423

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,144	$6,714
Accrued liabilities	39,952	39,441
Current income taxes payable	10,368	10,294
Accrued restructuring	10,135	11,024
Unearned revenues	30,432	33,916

Total current liabilities	98,031	101,389

Other liabilities:
Accrued restructuring, non-current	17,659	20,064
Other non-current liabilities	6,422	6,440

Total liabilities	122,112	127,893

Commitment and contingencies
Stockholders’ equity
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of June 30, 2003 and March 31, 2003	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 64,212 and 62,965 shares issued as of June 30, 2003 and March 31, 2003, respectively	64	63
Treasury stock, at cost: 1,818 shares as of June 30, 2003 and March 31, 2003	(33,649)	(33,649)
Additional paid-in capital	768,372	751,134
Accumulated other comprehensive income	261	417
Accumulated deficit	(311,705)	(318,435)

Total stockholders’ equity	423,343	399,530

Total liabilities and stockholders’ equity	$545,455	$527,423

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Net revenues	$83,064	$84,294
Cost of revenues	7,341	11,093

Gross profit	75,723	73,201

Operating expenses:
Sales and marketing	34,676	37,396
Research and development	23,300	26,372
General and administrative	9,702	10,613
Amortization of intangible assets	414	3,364

Total operating expenses	68,092	77,745

Operating income (loss)	7,631	(4,544)

Other income:
Interest income and other, net	717	1,148
Gain (loss) on investments	65	(803)
Litigation settlement	—	2,822

Total other income	782	3,167

Income (loss) before income taxes	8,413	(1,377)

Provision for income taxes	1,683	607

Net income (loss)	$6,730	$(1,984)

Net income (loss) per common share:
Basic	$0.11	$(0.03)
Diluted	$0.10	$(0.03)
Weighted average common shares outstanding used in calculating net income (loss) per common share:
Basic	61,670	59,550
Diluted	65,480	59,550

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$6,730	$(1,984)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,025	7,974
Loss on investments	—	803
Loss on disposal of long-lived assets	48	—
Change in operating assets and liabilities:
Accounts receivable, net	2,962	(14,123)
Prepaid expenses and other current assets	2,112	3,742
Accrued liabilities and payables	990	2,558
Accrued restructuring	(3,294)	(3,472)
Unearned revenues	(3,484)	4,925

Net cash provided by operating activities	11,089	423

Cash flows from investing activities:
Purchases of property and equipment	(1,366)	(2,342)
Purchases of available-for-sale short-term investments	(83,261)	(13,566)
Proceeds from sales and maturities of available-for-sale short-term investments	53,906	35,536
Other, net	1,202	530

Net cash (used in) provided by investing activities	(29,519)	20,158

Cash flows from financing activities:
Proceeds from issuance of common stock	16,771	8,795

Net cash provided by financing activities	16,771	8,795

Net (decrease) increase in cash and cash equivalents	(1,659)	29,376
Cash and cash equivalents, beginning of period	96,831	66,874

Cash and cash equivalents, end of period	$95,172	$96,250

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations

Macromedia, Inc. (the “Company” or “Macromedia”) provides software that empowers business users, developers and designers to create and deliver effective user experiences on the Internet, fixed media, wireless devices and digital devices. The Company’s integrated family of technologies enables the development of a wide range of Internet applications including websites, rich media content and Internet applications across multiple platforms and devices.

The Company sells its products through a worldwide network of distributors, value-added resellers (“VARs”), its own sales force and its websites. In addition, Macromedia derives revenues from software maintenance and technology licensing agreements, including those directly with original equipment manufacturers (“OEM”s), device manufacturers and media carriers.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of Macromedia’s consolidated financial position, operating results and cash flows for the interim periods. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2003. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results for the fiscal year ending March 31, 2004 or any other future periods.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation. In fiscal year 2003, the Company adopted the disclosure provisions in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 148”). The Company accounts for its stock option plans and employee stock purchase plan using the intrinsic value method prescribed by APB Opinion No. 25 and allowed by SFAS No. 148. Pursuant to SFAS No. 148, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined consistently with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been:

	Three Months Ended June 30,
	2003	2002
	(In thousands, except per share data)
Net income (loss):
As reported	$6,730	$(1,984)
Stock-based compensation costs, net of taxes, included in the determination of net income (loss) as reported	—	99
Stock-based compensation costs, net of taxes, that would have been included in the determination of net income (loss) had the fair value-based method been applied to all awards	(23,199)	(21,534)

Pro forma net loss	$(16,469)	$(23,419)

Basic net income (loss) per common share:
As reported	$0.11	$(0.03)
Pro forma	$(0.27)	$(0.39)

Diluted net income (loss) per common share:
As reported	$0.10	$(0.03)
Pro forma	$(0.27)	$(0.39)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The fair value of the Company’s stock options, warrants and Employee Stock Purchase Plan (“ESPP”) purchase rights granted under its stock-based compensation plans were estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for grants during the three months ended June 30, 2003 and 2002.

	Stock Option Plans		Employee Stock Purchase Plan
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Weighted average risk free rate	1.94%	3.79%	1.45%	1.45%
Expected life (years)	3.50	3.50	0.50-1.00	0.50-1.50
Expected volatility	87.00%	87.00%	87.00%	87.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reclassifications. Certain reclassifications have been made to the condensed consolidated statement of operations for the three months ended June 30, 2002 in connection with the Company’s adoption of two accounting pronouncements in the fourth quarter of fiscal year 2003. The adoption of these pronouncements resulted in reclassifications of shipping and handling fees billed to customers, which previously were recorded as a reduction of cost of revenues, and certain out-of-pocket expenses reimbursed by customers, which previously were recorded as a reduction of operating expenses, to net revenues. These reclassifications resulted in an increase of $605,000 to net revenues for the three months ended June 30, 2002, but did not impact the Company’s previously reported net loss.

3. Goodwill and Other Intangible Assets

In fiscal year 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and no longer amortizes goodwill, which had a net book value of $201.4 million at June 30 and March 31, 2003. The Company continues to amortize its other intangible assets with estimated useful lives, which resulted in amortization charges of $566,000 and $3.4 million during the three months ended June 30, 2003 and 2002, respectively.

The Company intends to assess the fair value and recoverability of its goodwill in the fourth quarter of each fiscal year, unless facts and circumstances warrant a review of goodwill for impairment before that time. The Company currently operates in one business segment, the Software segment, and does not have any reporting units lower than the Software segment, to which the Company should allocate goodwill as required by SFAS No. 142.

At June 30, 2003 and March 31, 2003, intangible assets, consisted of the following:

	June 30, 2003			March 31, 2003
	Gross	Accumulated Amortization(1)	Net	Gross	Accumulated Amortization	Impairments	Net
	(In thousands)
Amortizable Intangible Assets:
Developed technology(2)	$35,830	$(33,757)	$2,073	$35,830	$(17,773)	$(15,665)	$2,392
Trade name, trademark, and other intangible assets technology	7,762	(5,875)	1,887	7,762	(3,977)	(1,651)	2,134

	43,592	(39,632)	3,960	43,592	(21,750)	(17,316)	4,526

Unamortizable Intangible Assets:
Goodwill	201,392	—	201,392	201,392	—	—	201,392

	$244,984	$(39,632)	$205,352	$244,984	$(21,750)	$(17,316)	$205,918

(1)	Includes $17,316 of impairments of amortizable intangible assets recorded during fiscal year 2003.
(2)	During the three months ended June 30, 2003, $152 of acquired developed technology was amortized as a component of cost of revenues on the accompanying condensed consolidated statement of operations.

The following table depicts the estimated future amortization charges from its amortizable intangible assets at June 30, 2003:

Fiscal Year	Estimated Amortization Expense
(In thousands)
Remainder of 2004	$1,700
2005	1,066
2006	962
2007	232
2008	—

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Restructuring

The Company has accounted for its restructuring charges and accruals in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination, and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with its fiscal year 2001 acquisition of Allaire and to better align its cost structure with the weaker business environment, which resulted in restructuring charges totaling $81.8 million.

Details of the accrued restructuring balances and payment activity recorded during the three months ended June 30, 2003 are presented in the following table:

	March 31, 2003	Cash Payments	June 30, 2003
	(In thousands)
Facilities	$30,827	$(3,033)	$27,794
Severance and related costs	261	(261)	—

	$31,088	$(3,294)	$27,794

At June 30, 2003, future minimum lease obligations for the Company’s restructured facilities amounted to $82.9 million. The Company’s accrued restructuring balance at June 30, 2003 also included future sublease income of $38.2 million to be received under contractual sublease arrangements and future estimated sublease income of $16.9 million.

6. Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as the related receivables and payables. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value.

Cash Flow Hedging. The Company designates and documents foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, applies hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (“AOCI”). The Company records any ineffective portion of the hedging instruments in other income (expense) on its consolidated statements of operations, which was immaterial during the three months ended June 30, 2003 and 2002. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from AOCI to revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to other income (expense) at that time. All values reported in AOCI at June 30, 2003 will be reclassified to operations in eight months or less. At June 30, 2003, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table depicts cash flow hedge accounting activity as a component of AOCI for the three months ended June 30, 2003:

(In thousands)
Balance at March 31, 2003	$41
Net loss on cash flow hedges	(543)
Reclassifications to net revenues	475
Reclassifications to operating expenses	(124)

Balance at June 30, 2003	$(151)

Balance Sheet Hedging. The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of other income (expense) on its consolidated statements of operations. These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At June 30, 2003, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

7. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on short-term investments classified as available-for-sale, and unrealized gains and losses associated with the Company’s cash flow hedges. The following table sets forth the calculation of comprehensive income (loss), net of tax:

	Three Months Ended June 30,
	2003	2002
	(In thousands)
Net income (loss)	$6,730	$(1,984)
Unrealized gain on securities	36	229
Unrealized loss from cash flow hedges	(192)	(1,489)

Comprehensive income (loss)	$6,574	$(3,244)

8. Litigation Settlement

In fiscal year 2003, the Company entered into a settlement agreement with Adobe Systems Incorporated (“Adobe”), whereby the outstanding patent claims between the parties were dismissed with prejudice. Accordingly, during the three months ended June 30, 2002, the Company recorded a reversal of $2.8 million in damages originally awarded to Adobe and recorded by the Company in its fiscal year 2002 consolidated financial statements.

9. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the treasury stock method by dividing net income (loss) for the period by the weighted average number of potentially dilutive common shares from outstanding options and warrants to purchase common stock.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,
	2003	2002
	(In thousands, except per share data)
Basic and Diluted Net Income (Loss) Per Common Share Computation:
Numerator:
Net income (loss)	$6,730	$(1,984)

Denominator:
Basic weighted average number of common shares outstanding	61,670	59,550
Effect of dilutive securities:
Stock options	3,810	—

Diluted weighted average number of common shares outstanding	65,480	59,550

Basic net income (loss) per common share	$0.11	$(0.03)

Diluted net income (loss) per common share	$0.10	$(0.03)

At June 30, 2003, the Company had 1.8 million shares of its common stock, which were previously repurchased on the open market, classified as treasury stock. These shares are recorded at cost and are shown as a reduction of stockholders’ equity.

The table below presents potentially dilutive securities that are excluded from the diluted net income (loss) per common share calculation because their effects would be antidilutive:

	Three Months Ended June 30,
	2003	2002
	(In thousands)
Antidilutive stock options and warrants	3,314	17,677

Under the treasury stock method, stock options with exercise prices exceeding the average fair value of the Company’s common stock during the period are excluded from the diluted earnings per share computation. During the three months ended June 30, 2003, these stock options had a weighted-average exercise price of $24.37 per share compared with an average fair value of common stock of $17.32 per share. All outstanding stock options during the three months ended June 30, 2002 were excluded from the diluted earnings per share computation because the Company reported a net loss for that period.

10. Segments Reporting and Significant Customers

At June 30, 2003 and 2002, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers developers and designers to create effective user experiences on the Internet. The Company’s chief executive officer is the chief operating decision maker and evaluates operating segment performance based on the net revenues and total operating expenses of the Software segment. As such, the Company’s Software segment performance reflects the Company’s consolidated statements of operations for the three months ended June 30, 2003 and 2002.

Distributors comprise a significant portion of the Company’s revenues and trade receivables. During the three months ended June 30, 2003, sales to two distributors accounted for 19% and 13% of consolidated net revenues. At June 30, 2003 receivable balances from these two distributors accounted for 20% and 13% of the Company’s gross accounts receivable outstanding.

During the three months ended June 30, 2002, sales to one distributor accounted for 31% of consolidated net revenues.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At March 31, 2003, receivable balances from two customers accounted for 16% and 10% of the Company’s gross accounts receivable outstanding.

11. Commitments and Contingencies

Macromedia’s principal commitments at June 30, 2003 consisted of obligations under operating leases for facilities, technology license agreements and letter of credit arrangements.

Leases. The Company leases office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, the Company subleases certain office space that it does not currently occupy. For certain of these operating leases, the Company has entered into agreements to indemnify lessors against certain additional costs through the term of the lease. To date, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in its consolidated financial statements with respect to these indemnification guarantees.

Future minimum payments under operating leases with an initial term of more than one year and future minimum sublease income are summarized as follows:

	Summary of Contractual Lease Obligations			Minimum Lease Obligations Under Restructuring
Fiscal Year Ending	Minimum Lease Obligations	Sublease Income	Net Lease Obligations
	(In thousands)
Remainder of 2004	$21,871	$(6,026)	$15,845	$11,856
2005	27,072	(7,820)	19,252	14,769
2006	24,050	(6,311)	17,739	13,494
2007	19,121	(5,162)	13,959	10,955
2008	18,727	(4,156)	14,571	10,468
Thereafter	42,812	(8,721)	34,091	21,328

	$153,653	$(38,196)	$115,457	$82,870

The Company recorded rent expense of $3.4 million and $3.7 million for the three months ended June 30, 2003 and 2002, respectively. During the three months ended June 30, 2003 and 2002, no sublease income was recorded as an offset to rent expense, as the sublease income received was applied against the Company’s accrued restructuring balance.

Technology Licenses. The Company has entered into license agreements with third parties whose products or technologies are embedded in its software products. These license agreements generally provide for royalty payments on a fixed or per-unit basis.

Letters of Credit and Restricted Cash. The Company obtained letters of credit from financial institutions totaling approximately $12.1 million and $11.8 million as of June 30 and March 31, 2003, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. The Company pledged, as security in trust for certain of the letters of credit, approximately $10.9 million in cash as of June 30 and March 31, 2003. These funds were invested in money market funds and are classified as non-current restricted cash in its consolidated balance sheets. At June 30, 2003, the Company also had $490,000 held against remaining payment obligations from certain business combinations, which were completed in fiscal year 2003 and are classified as non-current restricted cash in its consolidated balance sheets.

Legal. On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001, which asserted similar claims on behalf of a putative class of stockholders who purchased Allaire stock between December 7, 1999 and September 18, 2000. On June 19, 2002 the Court denied defendants’ motion to dismiss the amended complaint, and thereafter set a trial date for the Class Action for November 2003. The parties commenced discovery and thereafter mediated their dispute before a United States Magistrate Judge. On May 21, 2003, the parties executed a Memorandum of Understanding (“MOU”) that sets forth the basic terms of a settlement whereby the plaintiffs agree to dismiss the Class Action and provide a broad release of all claims arising out of their purchase, sale or holding of Allaire stock in exchange for a payment of $12.0 million, $10.5 million of which has been paid by insurers and $1.5 million of which has been paid by Macromedia, in each case, into escrow to be released upon Court approval of the settlement. The $1.5 million settlement payment by Macromedia was recorded as a litigation charge in the fourth quarter of fiscal year 2003. The MOU calls for the parties to negotiate additional terms to be set forth in a Stipulation of Settlement. The parties’ settlement is expressly contingent on Court approval, which may be withheld or, if provided, may be subject to an appeal to, or reversal by, an appellate court.

On April 11, 2001, Allaire, after it was acquired by Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. On September 25, 2001, the Court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action. The trial for Kassin has been scheduled for November 2003. Kassin is not subject to the MOU concerning a potential settlement of the Class Action and, as discovery is ongoing, we are not able to predict the outcome of the litigation at this time. The Company intends to defend this claim vigorously.

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

Other Contingent Liabilities and Commitments. Through its normal course of business, the Company has also entered into other indemnification agreements or guarantees that arise in various types of arrangements, including those with financial institutions under banking arrangements. To date, the Company has not made any significant payments under such indemnification agreements or guarantees and no amount has been accrued in its condensed consolidated financial statements with respect to those indemnification agreements or guarantees.

MACROMEDIA, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical financial information contained herein, the matters discussed in this Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties, and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) those risks and uncertainties identified under “Risk Factors that May Affect Future Results of Operations” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Macromedia provides software that empowers millions of business users, developers and designers to create and deliver effective, compelling and memorable experiences — on the Internet, on fixed media, on wireless and on digital devices. Our integrated family of technologies enables the development of a wide range of internet solutions including website, rich media content and internet applications across multiple platforms and devices. During the three months ended June 30, 2003, we operated in one business segment, the Software segment.

Our design and development tools provide a broad range of capabilities for building cost-effective websites and Internet applications that offer effective end-user experience. Our design and development tools include Macromedia Studio MX, a bundle which includes Macromedia Dreamweaver MX, Macromedia Flash MX, Macromedia Fireworks MX, Macromedia FreeHand MX, Macromedia ColdFusion MX Developer Edition and Macromedia Contribute. Other design and development tools include Macromedia Director MX, Macromedia Authorware, as well as Macromedia JRun Server.

Our Information Convenience family of products enables non-technical business users to create and deliver information without intricate technical training. The products in this family of products include Macromedia Contribute, which is targeted at knowledge workers and content contributors, Macromedia FlashCom Server, which provides rich interactive media experiences on the Internet by integrating audio and video applications directly into websites, and Macromedia Breeze, which enables non-technical business users to educate, train and inform customers using Macromedia Flash and Microsoft PowerPoint to author their content.

Our Mobile family of products is targeted at device manufacturers, carriers and media networks, and includes our Embedded Flash and Flash Lite products. These products leverage off of the sophisticated multimedia and powerful application development features in Macromedia Flash MX, making it easy for Macromedia Flash designers and developers to deliver engaging content and rich mobile business applications to a wide range of Internet-enabled devices and platforms.

Critical Accounting Policies

We make certain estimates, assumptions and judgments when preparing our condensed consolidated financial statements. These estimates, assumptions and judgments can have a significant impact on our condensed consolidated financial statements including the value of certain assets and liabilities on our condensed consolidated balance sheets as well as the amounts of net revenues, operating income and net income (loss) on our condensed consolidated statements of operations. We have identified the following to be critical accounting policies to Macromedia: allowance for sales returns; allowance for doubtful accounts, restructuring expenses and related accruals; goodwill and other intangible assets; and income taxes.

MACROMEDIA, INC.

Allowance for sales returns. The primary sales channels through which we sell our boxed and volume-license products throughout the world are a network of distributors and value-added resellers (“VARs”). Agreements for boxed products with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Product returns are recorded as a reduction of net revenues. Current product returns for stock rotation from distributors are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding the amount of the requested return. Distributors may typically return 100% of their inventory balance of obsolete products within a limited time after the release of a new version of such software. Under the terms of our distribution agreements, authorized returns of obsolete products require a new order from such distributor at an amount not less than the amount of the requested return. Sales of our volume-licensed products generally do not contain return privileges. Products purchased directly from us by end-users, including sales from our on-line stores have 30-day return rights. As part of our revenue recognition practices, we have established an allowance for sales returns based upon estimated and known returns.

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

In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and VARs in order to maintain inventory levels deemed by management to be appropriate. We generally estimate our allowance for sales returns based on channel inventory levels between four to six weeks of expected sales by our first-tier distributors and VARs, based on the criteria noted above. We make these estimates based on channel inventory and sell-through information that we obtain principally from our first-tier distributors and VARs. Product returns from our first-tier distributors and VARs are also impacted by actual product returns they receive directly from lower tiers of distribution for which we receive limited inventory and sell-through information. In addition, our estimates are based on historical product returns and channel inventory levels on a product-by-product basis for each of our primary sales regions. Accordingly, actual product returns in future periods may differ from our estimates and may have a material adverse effect on our net revenues and consolidated results of operations due to factors including, but not limited to, market conditions and product release cycles. At June 30, 2003, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

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

We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable, and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual

MACROMEDIA, INC.

credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot ensure that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and reduce our reported net income. Distributors account for a significant portion of our net revenues and accounts receivable and comprise several individually large accounts, two of which represented 32% of our consolidated net revenues during the three months ended June 30, 2003 and 33% of our gross accounts receivable at June 30, 2003. If the credit exposure associated with a large distributor relationship deteriorated, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses related to any particular industry or geographic region.

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

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, market data in order to estimate the likelihood, timing, term and lease rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control and include future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts, Northern California, Bracknell, United Kingdom, and to a lesser extent in Richardson, Texas and Minneapolis, Minnesota. In addition, our restructuring estimates for facilities could be adversely impacted by the financial condition of sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement and estimated costs associated with canceling or vacating such facility leases. At June 30, 2003, we estimated future sublease income of $16.9 million in connection with restructured facilities held under operating leases. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our consolidated balance sheet at June 30, 2003. Actual results may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual which will impact our operating results in future periods.

The commercial real estate markets where we have significant operating lease obligations, notably the Newton, Massachusetts commercial real estate market may continue to experience weakening demand and excess capacity. At June 30, 2003, our future minimum lease obligation for the portion of the Newton lease related to space that is currently subleased or available for sublease, net of sublease income to be received from existing subtenants, was $33.1 million. The Newton lease represented 53% of our total accrued restructuring at June 30, 2003. Our Newton space covers 350,000 square feet held under operating leases through 2010, of which we currently occupy 88,000 square feet, sublease 220,000 square feet to existing subtenants, and have 42,000 square feet available for sublease. Of the 262,000 square feet that we currently sublease to existing tenants or have available for sublease, existing subleases covering 83,000 square feet will expire prior to our lease termination in 2010. Should the Newton, Massachusetts commercial real estate market deteriorate further, we may not be able to find acceptable tenants at the rates or timing consistent with what we used in estimating our restructuring accrual.

Goodwill and other intangible assets. In fiscal year 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result of adopting this standard, we no longer amortize goodwill, which had a net book value of $201.4 million at June 30 and March 31, 2003. However, under SFAS No. 142 we will continue to amortize our other intangible assets with estimated useful lives. We currently operate in one business segment, the Software segment. As required by SFAS No. 142, when reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-

MACROMEDIA, INC.

making purposes. In addition, the reporting units would have economic characteristics different than the economic characteristics of the other components of the Software segment. Currently, we do not have any reporting units lower than our Software segment that meet the criteria set forth in SFAS No. 142.

In accordance with SFAS No. 142, we perform our annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of our goodwill, unless facts and circumstances warrant a review of goodwill for impairment before that time. Changes in market conditions and other business indicators could give rise to factors that would require us to assess whether any of our intangible assets are impaired. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these assets. In particular, if there is a significant and other than temporary decline in the market value of our common stock, a decrease in the market value of a particular asset, or operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Income taxes. In preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process also involves estimating the impact of additional taxes resulting from tax examinations, primarily in foreign jurisdictions. These examinations, which primarily relate to our cost reimbursement arrangements among related entities, are often complex and can require several years to resolve. Accruals for tax contingencies require management to estimate the actual outcome of potential tax audits. Actual taxes and tax settlements could vary from these estimates.

Our provision for income taxes is also dependent upon our estimation of a deferred tax asset valuation allowance and the change in our net deferred tax asset balance at each balance sheet date. Significant judgment is used to determine the likelihood that we will realize our deferred tax assets in the future, and includes our ability to forecast future taxable income. An increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Results of Operations

Net revenues.

(In millions, except percentages)	Three Months Ended June 30,
	2003	2002	% Change
Net revenues	$83.1	$84.3	(1)%

Net revenues were $83.1 million during the three months ended June 30, 2003, as compared to $84.3 million for the same period last year. Net revenues during the three months ended June 30, 2003 reflect lower net revenues resulting from the transition and upgrade cycle of a number of our products, including those within our design and development tools, including Macromedia Studio MX (a bundle including Macromedia Dreamweaver MX, Macromedia Flash MX, Macromedia Fireworks MX, Macromedia FreeHand MX, Macromedia ColdFusion MX Developer Edition and Macromedia Contribute), certain stand-alone versions of these products and Macromedia JRun Server. The decrease in net revenues from our design and development tools as compared to those in the same period in the prior fiscal year was offset by net revenues from recent product introductions in our Information Convenience and Mobile product families. Our Information convenience products include Macromedia Contribute, which was released in December 2002 and Macromedia Breeze, which was released in January 2003. Net revenues from our Mobile product family consist primarily of royalties earned from OEM’s for the license of our Flash Player for various devices and platforms, including cellular phones and personal digital assistants.

We have recently released new and upgraded products and intend to continue introducing a number of new and upgraded products throughout fiscal year 2004. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods.

MACROMEDIA, INC.

Net Revenues by Geography

(In millions, except percentages)	Three months Ended June 30,
	2003	2002	% change
North America	$46.2	$53.9	(14)%

% of total net revenues	56%	64%

Europe	$19.0	$20.0	(5)
Asia Pacific and Other	17.9	10.4	72

International	$36.9	$30.4	21

% of total net revenues	44%	36%

Net revenues	$83.1	$84.3	(1)

North American net revenues decreased to $46.2 million during the three months ended June 30, 2003, as compared to $53.9 million for the same period last year. North American net revenues during the three months ended June 30, 2003 reflect lower net revenues resulting from the transition and upgrade cycle of our products, including those in our design and development tools.

International net revenues increased to $36.9 million during the three months ended June 30, 2003, as compared to $30.4 million for the same period last year. This increase is primarily due to net revenues associated with the introduction of new product offerings in our Mobile product family, partially offset by lower net revenues resulting from the transition and upgrade cycle of the products within the Macromedia MX product family.

Cost of revenues.

(In millions, except percentages)	Three Months Ended June 30,
	2003	2002	% Change
Cost of revenues	$7.3	$11.1	(34)%

% of total net revenue	9%	13%

Cost of revenues includes cost of materials, product assembly and distribution costs, costs to translate our software into various foreign languages, royalties paid to third parties for the licensing of developed technology and costs incurred in providing training and technical support to customers and business partners. Costs of revenues was $7.3 million or 9% of net revenues during the three months ended June 30, 2003, as compared to $11.1 million or 13% of net revenues for the same period last year. Cost of revenues decreased due to a greater percentage of net revenues from volume and OEM license sales, which typically have higher gross margins than our traditional box sales. Charges for inventory obsolescence were lower during the three months ended June 30, 2003, as compared to the same period last year, resulting from product transition and release cycles associated with the release of our Macromedia MX products during the three months ended June 30, 2002.

In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, royalty rates for licensed technology and the geographic distribution of sales.

MACROMEDIA, INC.

Operating Expenses.

	Three Months Ended June 30,
(In millions, except percentages)	2003	2002	% Change
Sales and marketing	$34.7	$37.4	(7)%
Research and development	23.3	26.3	(11)
General and administrative	9.7	10.6	(8)
Amortization of intangible assets	0.4	3.4	(88)

Total operating expenses	$68.1	$77.7	(12)

Selected Operating Expense Categories as a Percent of Net Revenues

	Three Months Ended June 30,
	2003	2002
Sales and marketing	42%	44%
Research and development	28	31
General and administrative	12	13

Sales and marketing. Sales and marketing expenses consist primarily of the following: compensation and benefits; advertising expenses, mail order advertising, tradeshow and seminar expenses, and other marketing costs; and allocated costs for our facilities and IT infrastructure. Sales and marketing expenses decreased to $34.7 million during the three months ended June 30, 2003, as compared to $37.4 million for the same period last year. The decrease resulted from lower advertising expenses of $2.2 million due to the introduction of our Macromedia MX product family during the three months ended June 30, 2002. This decrease was partially offset by an increase in compensation charges of $0.9 million related to increased headcount.

In the near future, we expect to continue investing in the sales and marketing of our products as we launch and sell our products, develop market opportunities, and promote our competitive position. Accordingly, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending.

Research and development. Research and development expenses consist primarily of compensation and benefits as well as allocated expenses for our facilities and IT infrastructure to support product development. Research and development expenses decreased to $23.3 million during the three months ended June 30, 2003, as compared to $26.3 million for the same period last year. The decrease primarily resulted from lower compensation charges of $2.5 million due to lower headcount and a reduction of $0.8 million in allocated facility and IT expenses.

We have recently released new and upgraded products and intend to introduce a number of new and upgraded products throughout fiscal year 2004. We anticipate continuing to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products and to develop new business opportunities.

General and administrative. General and administrative expenses consist primarily of compensation and benefits, fees for professional services and allocated expenses for our facilities and IT infrastructure. General and administrative expenses decreased to $9.7 million during the three months ended June 30, 2003 as compared to $10.6 million for the same period last year. The decrease was primarily due to lower professional fees of $3.1 million related to various legal matters settled in fiscal year 2003. This decrease was partially offset by a special charge of $1.1 million related to statutory reporting obligations in certain foreign jurisdictions and increased professional fees primarily related to compliance with certain provisions of the Sarbanes-Oxley Act.

We anticipate that general and administrative expenses in the near future will continue to include costs to comply with newly-proposed and enacted rules and regulations promulgated by the SEC and the Nasdaq National market, including those to hire additional personnel, as well as outside legal, accounting and advisory services.

MACROMEDIA, INC.

Amortization of intangible assets. As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, we no longer amortize goodwill. However, we continue to amortize our other intangible assets with estimated useful lives.

The net book values of our intangible assets and their estimated remaining useful lives at June 30, 2003 were:

(In millions)	Net Book Value	Weighted Average Estimated Remaining Useful Life
Goodwill	$201.4	Indefinite
Trade name, trademarks and other intangible assets	1.9	39 months
Developed technology	2.1	30 months

	$205.4

Amortization of intangible assets decreased to $0.4 million during the three months ended June 30, 2003 as compared to $3.4 million for the same period last year due to the impairment of certain intangible assets during the second quarter of fiscal year 2003. For the three months ended June 30, 2003, amortization of intangible assets excluded the amortization of certain developed technologies of $0.2 million, which were recorded as a component of cost of revenues.

The following table summarizes our estimated future annual amortization charges from our intangible assets at June 30, 2003:

(In millions)	Amortization Expense
Fiscal Year:
Remainder of 2004	$1.7
2005	1.1
2006	1.0
2007	0.2
2008	—

Other income (expense)

Interest income and other, net. Interest income and other, net, was $0.7 million during the three months ended June 30, 2003, as compared to $1.1 million for the same period last year. Returns from interest-bearing cash, cash equivalents and short-term investments and gains and losses on foreign currency transactions and remeasurements represent the majority of the activity during the three months ended June 30, 2003 and 2002. The decline in our interest income and other, net during the three months ended June 30, 2003 is primarily due to lower yields on our cash, cash equivalent and short-term investment balances as compared to the same period last year, partially offset by higher average balances of cash, cash equivalents and short-term investments.

Gain (loss) on investments. We have historically held non-marketable investments in certain companies that are accounted for on a cost-basis. Impairment losses are recognized on these investments when we determine that there has been a decline in the fair market value of the investment that is other than temporary. During the three months ended June 30, 2003, we received cash of $0.1 million from one of our cost-basis investments. This investment was previously written off in accordance with our accounting policy. During the three months ended June 30, 2002, we recorded impairment losses of $0.4 million on our cost basis investments in accordance with our accounting policy.

We have also held common stock in public companies that are accounted for as available-for-sale investments. During the three months ended June 30, 2002, we wrote off one of these investments, which resulted in a charge of $0.4 million. The write-off resulted from the severe and continued decline in the investee’s common stock price, which was viewed as other than temporary.

Litigation settlement. In fiscal year 2003, we entered into a settlement agreement with Adobe Systems, Inc. (“Adobe”) whereby the claims of both parties were dismissed with prejudice. Accordingly, during the three months

MACROMEDIA, INC.

ended June 30, 2002, we recorded a reversal of $2.8 million in damages originally awarded to Adobe and recorded by us in our fiscal year 2002 consolidated financial statements.

Provision for income taxes. We recorded income tax provisions of $1.7 million and $0.6 million during the three months ended June 30, 2003 and 2002, respectively. Current taxes are primarily due to taxable income in certain foreign jurisdictions where we operate. Our provision for income taxes differs from the tax computed at the federal statutory rate of 35% due to state taxes and earnings considered as permanently reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

Under Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes (SFAS No. 109”), deferred assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We will continue to evaluate our ability to realize deferred tax assets on a quarterly basis.

At June 30, 2003, we had available federal and state net operating loss carryforwards of $539.6 million and $446.3 million, respectively. We also had unused research credit carryforwards of $32.6 million and $25.8 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire through 2024. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

At June 30, 2003, we had cash, cash equivalents, and short-term investments of $243.1 million, a 13% increase from the March 31, 2003 balance of $215.6 million. Working capital increased to $192.0 million at June 30, 2003, a 16% increase from the March 31, 2003 balance of $165.7 million. The following table summarizes our cash flow activities for the periods indicated:

	For the Three Months Ended June 30,
(In millions)	2003	2002
Net cash flows provided by (used in):
Operating activities	$11.1	$0.4
Investing activities	(29.6)	20.2
Financing activities	16.8	8.8

	$(1.7)	$29.4

Cash provided by operating activities during the three months ended June 30, 2003 was $11.1 million, as compared to cash provided by operating activities of $0.4 million for the same period last year. During the three months ended June 30, 2003, cash provided by operating activities resulted primarily from adjusting our net income of $6.7 million for non-cash depreciation and amortization expense of $5.0 million. Cash provided by operating activities during the three months ended June 30, 2002 of $0.4 million primarily resulted from adjusting our net loss of $2.0 million for non-cash depreciation and amortization expense of $8.0 million and net changes in operating assets and liabilities of $6.4 million.

Cash used in investing activities for the three months ended June 30, 2003 was $29.6 million, as compared to cash provided by investing activities of $20.2 million during the same period last year. During the three months ended June 30, 2003, cash used in investing activities was primarily due to net purchases of available-for-sale short-term investments of $29.4 million and property and equipment of $1.4 million. Cash provided by investing activities for the three months ended June 30, 2002 was $20.2 million, primarily due to net maturities and sales of available-for-sale short-term investments of $22.0 million, partially offset by purchases property and equipment of $2.3 million. We anticipate spending $10.0 million to $15.0 million on capital expenditures during the remainder of the current fiscal year.

Cash provided by financing activities during the three months ended June 30, 2003 was $16.8 million, as compared to $8.8 million during the same period last year. Cash provided by financing activities was due to proceeds received from the exercise of common stock options. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

We expect that for the foreseeable future our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least March 31, 2004. Cash from

MACROMEDIA, INC.

operations could be affected by various risks and uncertainties, including, without limitation, those related to: customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks of product returns; risks associated with investment in international sales operations; our ability to successfully contain our costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations”.

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At June 30, 2003, the net notional amount of forward contracts outstanding amounted to $27.2 million (see “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Commitments. Our principal commitments as of June 30, 2003 consist of obligations under operating leases for facilities, technology license agreements and letter of credit arrangements. We anticipate fulfilling our obligations under these commitments through our working capital.

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

The following table summarizes our contractual obligations at June 30, 2003, consisting of future minimum payments under operating leases and fixed minimum technology license payments:

Contractual Obligations

(In millions)		Payments Due by Period
	Total	Remainder of 2004	2005-2006	2007-2008	After 2008
Operating lease obligations not in restructuring	$70.8	$10.0	$22.9	$16.4	$21.5
Operating lease obligations in restructuring	82.9	11.9	28.2	21.5	21.3
Fixed minimum technology license payments	0.6	0.2	0.3	0.1	—

	$154.3	$22.1	$51.4	$38.0	$42.8

Letters of credit and restricted cash—We obtained letters of credit from financial institutions totaling $12.1 million and $11.8 million as of June 30 and March 31, 2003, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. We pledged, as security in trust for certain of the letters of credit, $10.9 million as of June 30 and March 31, 2003. These funds were invested in money market funds and are classified as non-current restricted cash in our consolidated balance sheets. We also have $0.5 million held against remaining payment obligations from certain business combinations that were completed in fiscal year 2003 and are classified as non-current restricted cash in our consolidated balance sheets.

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

MACROMEDIA, INC.

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

We anticipate fulfilling our obligations under these commitments through our existing working capital. Our principal commitments have not changed significantly since the time we included the disclosures in our 2003 Annual Report.

Stock-Based Compensation Plans.

Common stock to be issued. At June 30, 2003, we had the following shares available for issuance under our stock option plans (the “Macromedia Plans”), under previous non-plan stock option grants and ESPP:

(In thousands)	Shares Available
Employee and director stock options under the Macromedia Plans:	18,253
Non-plan employee stock options	1,326
2001 ESPP	1,122

20,701

Stock Option Plans. At June 30, 2003, shares of common stock available to be issued in connection with the Macromedia Plans amounted to:

(In thousands)		Shares Available
(i)	Macromedia, Inc. 1992 Equity Incentive Plan	8,390
(ii)	Macromedia, Inc. 1993 Directors Stock Option Plan	491
(iii)	Allaire Corporation 1997 Stock Incentive Plan	190
(iv)	Allaire Corporation 1998 Stock Incentive Plan	2,192
(v)	Andromedia, Inc. 1999 Stock Option Plan	377
(vi)	Macromedia, Inc. 1999 Stock Option Plan	3,495
(vii)	Allaire Corporation 2000 Stock Incentive Plan	1,128
(viii)	Macromedia, Inc. 2002 Equity Incentive Plan	1,990

		18,253

The options outstanding under the plans indicated at (iii), (iv), (v) and (vii) (the “Prior Plans”) above were assumed by us as a result of merger activities. We assumed certain options granted to former employees of the acquired companies (the “Acquired Options”) under these plans. All of the Acquired Options have been adjusted to give effect to the respective conversion terms between us and companies acquired.

The 1992 Equity Incentive Plan expired in fiscal year 2003 and as such, no new types of stock-based awards will be granted in connection with this Plan. Options outstanding under this Plan will expire in accordance with the terms set forth in individual option agreements. Any option or purchase rights under this plan that become unexercisable, without having been exercised in full, shall not become available for future grants or sales.

The 1993 Directors Stock Option Plan provides for the granting of non-qualified stock option awards to our directors. The 1999 Stock Option Plan provides for the granting of non-qualified stock option awards to our directors, employees and consultants.

MACROMEDIA, INC.

The Allaire 1997, 1998 and 2000 Stock Incentive Plans provide for the granting of incentive and non-qualified stock options and stock bonus awards to our directors, employees and consultants.

The Andromedia 1999 Stock Option Plan provides for the grant of several types of stock-based awards, including incentive and non-qualified stock options, restricted stock and stock purchase rights, to our directors, employees and consultants.

The 2002 Equity Incentive Plan provides for the grant of several types of stock-based awards, including incentive and non-qualified stock options and restricted stock to our directors, employees and consultants.

During the three months ended June 30, 2003, we also granted non-plan stock options to purchase shares of our common stock to certain non-executive management. The stock options were granted with an exercise price equal to fair market value on the grant date and have terms similar to options granted under our stock option plans.

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

The following table summarizes the stock option activity for the three months ended June 30, 2003:

(In thousands, except per share data)	Number of Options	Weighted Average Exercise Price
As of March 31, 2003	18,870	$15.20
Granted	376	15.63
Exercised	(1,247)	13.82
Cancelled	(608)	16.63

As of June 30, 2003	17,391	$15.25

The following table summarizes information about Macromedia’s stock options outstanding as of June 30, 2003:

(In thousands, except per share data)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.08 – $ 1.13	12	4.39	$0.94	12	$0.94
$ 2.20 – $ 5.86	31	1.95	4.88	31	4.89
$ 6.75 – $ 9.25	2,995	7.66	7.94	916	8.09
$ 9.56 – $ 13.21	2,469	8.88	12.31	438	12.78
$ 13.39 – $ 14.94	3,170	8.21	13.67	1,239	13.89
$ 15.21 – $ 16.02	5,050	6.87	15.98	3,881	15.98
$ 16.20 – $ 20.65	1,964	7.80	18.93	1,168	19.10
$ 21.28 – $ 29.19	1,415	6.82	26.37	1,125	27.36
$ 30.56 – $ 45.31	219	6.74	33.95	166	34.53
$ 49.94 – $ 73.63	26	6.98	61.06	20	60.84
$ 78.06 – $ 99.98	40	7.13	84.66	30	83.03

	17,391	7.63	$15.25	9,026	$17.16

Stock Purchase Plan. We adopted the 2001 Employee Stock Purchase Plan in fiscal year 2002 (the “2001 ESPP”). All remaining available shares under the 1993 Employee Stock Purchase Plan were transferred to the 2001 ESPP in fiscal year 2002. Under the 2001 ESPP, 1.1 million shares of common stock are available for purchase at June 30, 2003. Pursuant to this Plan and subject to certain limitations, employees may purchase, through payroll deductions of 2% to 15% of eligible compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period.

MACROMEDIA, INC.

Recent Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We are currently evaluating the impact of SFAS No. 149 on our consolidated financial statements and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We did not enter into or modify any financial instruments after May 31, 2003 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Our new product and version releases may not be successful and as a result our results of operations could be materially and adversely affected—A substantial portion of our revenues is derived from license sales of new software products and new versions of existing software products. The success of new products and new versions of existing products, including our MX family of products, depends on the timing, market acceptance and performance of new products or new versions of existing products. In the past we have experienced delays in the development of new products and enhancement of existing products and such delays may occur in the future. If we are unable, due to resource constraints or technological reasons, to develop and introduce products in a timely manner, such inability could have a significantly adverse effect on our results of operations, including, in particular, our quarterly results. In addition, market acceptance of our new product or version releases will be dependent on our ability to include functionality and usability in such releases that address the requirements of customer demographics with which we may have limited prior experience. We must update our existing products and services to keep them current with changing technology, competitive offerings and consumer preferences and must develop new products and services to take advantage of new technologies that could otherwise render our existing products, or existing versions of such products, obsolete. Furthermore, our new product or version releases may contain undetected errors or “bugs,” which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, such releases may not effectively guard against harmful or disruptive codes, including “virus” codes, new versions of which appear periodically, which may target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of market share, diversion of development resources, injury to our reputation and the reputation of our products, or damage to our efforts to build positive brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition. If we do not ship new products or new versions of our existing products as planned, if new product or version releases do not achieve adequate market acceptance, or if new products or version releases fail to perform properly, our results of operations could be materially and adversely affected.

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

MACROMEDIA, INC.

immediate and materially adverse effect on the trading price of our common stock in any given period. In addition to factors specific to us, changes in analysts’ earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general will often result in significant volatility of our common stock price.

We face intense competition—We operate in a highly competitive market characterized by market and customer expectations to incorporate new features and to accelerate the release of new products. These market factors represent both opportunities and competitive threats to us. Our development tools compete directly and indirectly with products from major vendors including Microsoft Corporation (“Microsoft”), Corel Corporation and Adobe. Our server software products compete in a highly competitive and rapidly changing market for application server technologies. With respect to those products in our Server Software group, we compete directly with products offered by Microsoft, International Business Machine Corporation, BEA Systems, Inc., Sun Microsystems, Inc. and various open-source or free technologies. Introduction of new products or functionalities in current products by us or by another company may intensify our current competitive pressures. In addition, several of our current and potential competitors have greater financial, marketing, technical and intellectual property resources than we do.

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

Risks associated with international operations—International revenues accounted for approximately 44% of our consolidated net revenues during the three months ended June 30, 2003. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products and in some cases, to translate them into foreign languages. In addition, we have and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. International business and operations are subject to a number of special risks, including:

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

MACROMEDIA, INC.

Additionally, we are uncertain whether the recent weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation, liquidity problems and political and military hostilities in these regions.

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At June 30, 2003, the net notional amount of forward contracts outstanding amounted to $27.2 million. However, there can be no assurance that such contracts will adequately manage our exposure to currency fluctuations in the long-term, as the average maturity of these foreign exchange forward contracts is less than twelve months.

General economic conditions could adversely affect our operating results—In recent periods, our operating results have been adversely affected by the general economic slowdown as well as reduced IT and Web developer spending worldwide. The cost-cutting initiatives implemented by some of the users of our products and services may reduce or delay the demand for our products, including our new product or version releases, until the economic conditions significantly improve. In addition, any future general developments that may cause instability in the economy, such as material military engagements may prolong cost-cutting initiatives and deter material increases in spending from our customers.

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

Our operating results are dependent, in part, on our distribution channels—A substantial majority of our revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, hardware and software superstores, retail dealers and OEMs. Although we have not experienced any material problems with our resellers, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. Our ability to effectively distribute products depends in part upon the financial and business conditions of our resellers. In addition, two distributors accounted for approximately 32% of our consolidated net revenues for the three months ended June 30, 2003. The loss of or a significant reduction in business with any one of our major international distributors or large U.S. dealers could have a material adverse effect on our business and consolidated results of operations in future periods. Furthermore, the terms of the arrangement with a distributor, OEM or reseller may result in us deferring recognition of revenue from such arrangement due to various factors, including, without limitation, future delivery and other obligations that we may have under such arrangement or failure by such party to comply with the reporting and payment obligations under such arrangement. Our revenues generated through our OEM channels may also be impacted by the marketability and success of the corresponding OEM products.

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

MACROMEDIA, INC.

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

Our dependence on a third party manufacturer, service providers and developers could negatively affect the availability, success and quality of our products—We rely primarily on a single independent third party to produce and distribute our products. If there is a temporary or permanent disruption of our supply from such manufacturer, we may not be able to replace the supply in sufficient time to meet the demand for our products. Any such failure to meet the demand for our products would adversely affect our revenues and might cause some users to purchase licenses to our competitors’ products to meet their requirements.

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

Moreover, we have and may continue to outsource specific development and quality assurance activities for certain of our products. If such third-party developers are not able to complete the development activities on time, the release of the corresponding new product or a new version may be delayed. In addition, since we are unable to control the development activities outsourced by us to third parties, the portions of our product developed by such third parties may contain significant errors or “bugs.”

Termination of licenses for technologies from third parties could cause delays, increased costs or reduced functionality that may result in a material reduction in our net revenues—We license and distribute third-party products as bundled with or embedded in our products. If any of these licenses from third parties were terminated or were not renewed, we might not be able to ship our products in which these technologies are bundled or embedded. We would then have to seek an alternative to such third party technology to the extent that such an alternative exists. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products and material reduction in our net revenues.

Product returns could exceed our estimates and harm our net revenues—The primary sales channels into which we sell our products throughout the world are a network of distributors and VARs. Agreements with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products. In general, we expect sales returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and resellers seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we expect that product inventory held by our distributors and resellers would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end-user demand, which would result in a decrease in our allowance for sales returns. As part of our revenue recognition practices, we have established a reserve for estimated sales returns. These reserves are based on a number of factors, including channel inventory levels and the timing of new product introductions. Actual product returns in excess of our reserve estimates would have an adverse effect on our net revenues and our results of operations.

Adverse economic conditions may affect our ability to sublease vacated portions of properties held under sublease—In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our prior acquisitions and to better align our cost structure with the weaker business environment. During fiscal year 2002, our restructuring expenses included, among others, costs related to canceling or vacating approximately 450,000 square feet of facility space held under our operating leases. We currently lease 387,000 square feet of space in Northern California, under operating leases which expire between 2004 and 2011, of which 144,000 square feet of space is not currently occupied by us and is currently subleased or being marketed for sublease. Furthermore, we lease 350,000 square feet of space in Newton, Massachusetts, which expires in June 2010, of which 262,000 square feet is currently subleased or being marketed for sublease. We also lease 55,000 square feet at a facility in

MACROMEDIA, INC.

Richardson, Texas, of which 27,000 square feet is currently being subleased. Our restructuring expenses and accruals involves significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through third-party advisors. These estimates include, among others, timing and market conditions of rental payments and sublease income. Any future reductions in operations, including staff reductions, may result in us vacating additional portions of properties held under operating leases prior to the expiration of the corresponding lease agreements. The general adverse economic conditions in the areas in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. If the adverse economic and real estate conditions continue, we may be unable to sublease our excess leased properties at all or on terms acceptable to us, or we may not meet our expected estimated levels of subleasing income and our results of operations could be adversely affected.

System failures or system unavailability could harm our business—We rely on our network infrastructure, internal technology systems and our Websites for our development, marketing, operational, support and sales activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, fires, power loss, telecommunication failures, computer viruses and similar events. They are also subject to acts of vandalism and to potential disruption by acts or inactions of third parties. Any event that causes failures or interruption in our hardware or software systems could result in disruption in our business operations, loss of revenues or damage to our reputation.

Tax legislation and regulations may increase our expenses and the cost of our products—In October 1998, the Internet Tax Freedom Act (“ITFA”) was signed into law in the United States. Among other things, the ITFA imposed a three-year moratorium on discriminatory taxes on electronic commerce which expired October 20, 2001. In November 2001, the moratorium was extended another two years until November 2003. Following the expiration of the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdiction.

There are also pending changes to consumption taxes in many jurisdictions where the Company conducts business. In particular, the European Union introduced legislation effective July 1, 2003 requiring all non-European Union vendors to collect Value Added Tax (“VAT”). VAT is imposed on sales of all electronically supplied software and services including software products, data, and publications. Our efforts to comply with the VAT legislation or any modification to such legislation could require significant enhancements to our systems and increase the cost of selling our products and services into the European Union. Additionally, the effective increase in the total cost of our products that may be effectuated by VAT and similar consumption taxes may decrease the demand for our products.

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

MACROMEDIA, INC.

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

Legislative actions may cause our operating expenses to increase.—The Sarbanes-Oxley Act of 2002 and newly-proposed or enacted rules and regulations of the SEC or the NASDAQ stock market impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASDAQ, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and, accordingly, adversely affect our results of operations.

Future impairment assessments on certain intangible assets may result in additional impairment charges—In fiscal year 2003, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized, but instead, reviewed at least annually for impairment. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these intangible assets. In particular, if there is (i) a significant and other than temporary decline in the market value of our common stock, (ii) a decrease in the market value of a particular asset and (iii) operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest our cash, cash equivalents and short-term investments in a variety of financial instruments, consisting primarily of U.S. Dollar-denominated commercial paper, highly liquid corporate debt securities, money market funds

MACROMEDIA, INC.

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

We sell our products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. We regularly enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as the related receivables and payables. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. We account for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value.

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

Cash Flow Hedging. We designate and document foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, we apply hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (“AOCI”). We record any ineffective portion of the hedging instruments, which was immaterial during the three months ended June 30, 2003, in other income (expense) on our consolidated statements of operations. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to other income (expense) at that time. All values reported in AOCI at June 30, 2003 will be reclassified to earnings in eight months or less. At June 30, 2003, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging. We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset

MACROMEDIA, INC.

the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At June 30, 2003, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

Our outstanding net foreign exchange forward contracts at June 30, 2003 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at June 30, 2003 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

(In millions, except weighted average forward rates)	Net Notional Amount	Weighted Average Forward Rates
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$11.9	1.13
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	2.3	117.24
British Pound (“GBP”) (contracts to receive GBP/pay U.S. Dollar)	(2.1)	1.63

Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$9.1	1.08
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	8.1	118.80
British Pound (“GBP”) (contracts to receive GBP/pay U.S. Dollar)	(2.1)	1.55

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MACROMEDIA, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Macromedia is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters.

On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001, which asserted similar claims on behalf of a putative class of stockholders who purchased Allaire stock between December 7, 1999 and September 18, 2000. On June 19, 2002 the Court denied defendants’ motion to dismiss the amended complaint, and thereafter set a trial date for the Class Action for November 2003. The parties commenced discovery and thereafter mediated their dispute before a United States Magistrate Judge. On May 21, 2003, the parties executed a Memorandum of Understanding (“MOU”) that sets forth the basic terms of a settlement whereby the plaintiffs agree to dismiss the Class Action and provide a broad release of all claims arising out of their purchase, sale or holding of Allaire stock in exchange for a payment of $12.0 million, $10.5 million of which has been paid by insurers and $1.5 million of which has been paid by Macromedia, in each case, into escrow to be released upon Court approval of the settlement. The $1.5 million settlement payment by Macromedia was recorded as a litigation charge in the fourth quarter of fiscal year 2003. The MOU calls for the parties to negotiate additional terms to be set forth in a Stipulation of Settlement. The parties’ settlement is expressly contingent on Court approval, which may be withheld or, if provided, may be subject to an appeal to, or reversal by, an appellate court.

On April 11, 2001, Allaire, after it was acquired by Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that also was filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleges substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. On May 11, 2001, the Court consolidated the Class Action and Kassin for purposes of briefing and oral argument on the defendants’ motions to dismiss. The defendants filed a motion to dismiss Kassin. On September 25, 2001, the Court consolidated Kassin with the Class Action, and the plaintiff’s claims in Kassin have been included in the amended complaint for the Class Action. The trial for Kassin has been scheduled for November 2003. Kassin is not subject to the MOU concerning a potential settlement of the Class Action and, as discovery is ongoing, we are not able to predict the outcome of the litigation at this time. We intend to defend this claim vigorously.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

MACROMEDIA, INC.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved in the second quarter of 2003 by our Audit Committee to be performed by KPMG LLP, our external auditor. The Audit Committee has approved the following non-audit services anticipated to be performed by KPMG LLP: international executive tax assistance and tax consulting services.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.02	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	August 20, 2001

3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.04	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Secretary of State of the State of Delaware on October 26, 2001.	8-A	October 26, 2001

3.05	Registrant’s amended and restated Bylaws effective May 3, 2001.	10-K	June 11, 2001

4.01	Rights Agreement dated October 25, 2002 between Registrant and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Rights to Purchase Preferred Shares, and as Exhibit C the Form of Rights Certificate.	8-A	October 26, 2001

10.01	Macromedia, Inc. 1993 Employee Stock Purchase Plan, as amended to date. *	S-8	January 18, 2002

10.04	1992 Equity Incentive Plan, as amended to date. *	10-Q	August 3, 2001

10.05	1993 Directors Stock Option Plan, as amended to date. *	10-Q	August 3, 2001

10.06	Allaire Corporation 1997 Stock Incentive Plan. *	S-8	August 17, 2000

10.07	Allaire Corporation 1998 Stock Incentive Plan. *	S-8	August 17, 2001

10.08	Allaire Corporation 2000 Stock Incentive Plan. *	S-8	August 17, 2001

10.09	Andromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.10	Macromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

MACROMEDIA, INC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

10.11	Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 6, 2001.	10-K	June 12, 2002

10.12	First Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

10.13	Second Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

10.14	Third Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 30, 2001.	10-K	June 12, 2002

10.15	Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated November 29, 2001.	10-K	June 12, 2002

10.16	First Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 3, 2001.	10-K	June 12, 2002

10.17	Second Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 17, 2001.	10-K	June 12, 2002

10.18	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999.	10-K1	June 12, 2002

10.19	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000.	10-Q2	August 14, 2000

10.20	Written Confirmation of Consent to Amendment of Option and Cancellation of Option between the Registrant and Robert K. Burgess dated July 15, 1997. *	10-K	June 12, 2002

10.21	Employment agreement between the Registrant and Robert K. Burgess dated January 10, 2003. *	10-Q	February 10, 2003

10.22	Consulting agreement between the Registrant and John (Ian) Giffen dated February 1, 1998. *	10-K	June 12, 2002

10.23	First Amendment to consulting agreement between the Registrant and John (Ian) Giffen dated March 31, 2000. *	10-K	June 12, 2002

10.24	Domestic Distribution Agreement by and between the Registrant and Ingram Micro, Inc. dated January 4, 1999.**	10-K	June 9, 2003

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Represents a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with a double asterisk. The non-redacted version of this agreement was sent to the SEC pursuant to an application for confidential treatment.
1	Filed with the Allaire Corporation Annual Report on Form 10-K (Commission File Number: 0-25265).
2	Filed with the Allaire Corporation Quarterly Report on Form 10-Q (Commission File Number: 0-25265).

(B)	Reports on Form 8-K.

On May 2, 2003, the Company filed a current report on Form 8-K reporting that a press release was issued regarding the Company’s financial results for the three months and fiscal year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2003	MACROMEDIA, INC.

	By:	/s/ ROBERT K. BURGESS
Robert K. Burgess
Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ELIZABETH A. NELSON
Elizabeth A. Nelson
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)