Form 10-Q
period 2003-09-30
MACROMEDIA INC
filed 2003-11-07
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 000-22688

MACROMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3155026 (I.R.S. Employer Identification No.)

600 Townsend Street

San Francisco, California 94103

Telephone: (415) 252-2000

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 66.4 million shares of Common Stock, $0.001 par value per common share, outstanding on October 30, 2003, including 1.8 million shares held in treasury.

MACROMEDIA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

MACROMEDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2003	March 31, 2003
ASSETS

Current assets:

Cash and cash equivalents	$71,194	$96,831

Short-term investments	178,203	118,755

Accounts receivable, net of allowance for doubtful accounts of $2,145 and $3,174 at September 30, 2003 and March 31, 2003, respectively	34,163	27,610

Inventory	682	1,216

Prepaid expenses and other current assets	11,486	12,330

Deferred income taxes	10,314	10,314

Total current assets	306,042	267,056

Property and equipment, net	44,476	34,856

Goodwill, net	201,392	201,392

Other intangible assets, net	3,394	4,526

Restricted cash	9,072	11,412

Other non-current assets	10,886	8,181

Total assets	$575,262	$527,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,469	$6,714

Accrued liabilities	41,265	39,441

Current income taxes payable	12,442	10,294

Accrued restructuring	7,039	11,024

Deferred revenues	30,980	33,916

Total current liabilities	97,195	101,389

Accrued restructuring, non-current	16,869	20,064

Other non-current liabilities	6,383	6,440

Total liabilities	120,447	127,893

Commitments and contingencies

Stockholders’ equity:

Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of September 30, 2003 and March 31, 2003	—	—

Common stock, par value $0.001 per common share: 200,000 shares authorized, 66,086 and 62,965 shares issued as of September 30, 2003 and March 31, 2003, respectively	66	63

Treasury stock, at cost: 1,818 shares as of September 30, 2003 and March 31, 2003	(33,649)	(33,649)

Additional paid-in capital	790,392	751,134

Accumulated other comprehensive income (loss)	(109)	417

Accumulated deficit	(301,885)	(318,435)

Total stockholders’ equity	454,815	399,530

Total liabilities and stockholders’ equity	$575,262	$527,423

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net revenues	$89,871	$85,866	$172,935	$170,160

Cost of revenues:

Cost of net revenues	7,875	8,089	15,064	19,182

Amortization and impairment of acquired technology	319	18,498	638	21,331

Total cost of revenues	8,194	26,587	15,702	40,513

Gross profit	81,677	59,279	157,233	129,647

Operating expenses:

Sales and marketing	38,198	35,474	72,874	72,870

Research and development	23,282	23,674	46,582	50,046

General and administrative	8,575	9,761	18,277	20,374

Impairment of intangible assets	—	1,651	—	1,651

Amortization of intangible assets	247	531	494	1,062

Total operating expenses	70,302	71,091	138,227	146,003

Operating income (loss)	11,375	(11,812)	19,006	(16,356)

Other income (expense), net:

Interest income and other, net	635	739	1,352	1,887

Gain (loss) on investments, net	780	53	845	(750)

Litigation settlement	—	—	—	2,822

Total other income, net	1,415	792	2,197	3,959

Income (loss) before income taxes	12,790	(11,020)	21,203	(12,397)

Provision for income taxes	(2,970)	(643)	(4,653)	(1,250)

Net income (loss)	$9,820	$(11,663)	$16,550	$(13,647)

Net income (loss) per common share:
Basic	$0.16	$(0.19)	$0.27	$(0.23)

Diluted	$0.14	$(0.19)	$0.24	$(0.23)

Weighted average common shares outstanding used in calculating net income (loss) per common share:
Basic	63,210	60,040	62,450	59,800

Diluted	69,540	60,040	67,640	59,800

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:

Net income (loss)	$16,550	$(13,647)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	9,481	15,990

Impairment of long-lived assets, including intangible assets	48	19,018

Loss (gain) on investments, net	(845)	750

Change in operating assets and liabilities:

Accounts receivable, net	(6,553)	5,271

Prepaid expenses and other current assets	802	2,782

Accrued liabilities and accounts payables	2,676	(4,344)

Accrued restructuring	(7,180)	(6,488)

Deferred revenues	(2,936)	2,158

Net cash provided by operating activities	12,043	21,490

Cash flows from investing activities:

Purchases of property and equipment	(18,017)	(3,836)

Proceeds from sales and maturities of available-for-sale short-term investments	97,421	86,748

Purchases of available-for-sale short-term investments	(156,681)	(37,186)

Other, net	345	2,625

Net cash provided by (used in) investing activities	(76,932)	48,351

Cash flows from financing activities:

Proceeds from issuance of common stock	39,252	11,554

Net cash provided by financing activities	39,252	11,554

Net increase (decrease) in cash and cash equivalents	(25,637)	81,395

Cash and cash equivalents, beginning of period	96,831	66,874

Cash and cash equivalents, end of period	$71,194	$148,269

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations

Macromedia, Inc. (the “Company” or “Macromedia”) provides software that enables business users, software and website developers and website designers to create and more effectively deliver content to users through the Internet, fixed media, wireless and digital devices. The Company’s integrated family of technologies enables the development of a wide range of digital experiences including websites, rich media content and Internet applications across multiple platforms and devices.

The Company sells its products through a worldwide network of distributors, value-added resellers (“VARs”), its own sales force and its websites. In addition, Macromedia derives revenues from software maintenance and technology licensing agreements, including licensing agreements with original equipment manufacturers (“OEM”s), device manufacturers and media carriers.

2.	Reclassifications

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, a reclassification was made on the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2002 to include the amortization and impairment of acquired technology as a component of cost of revenues. Historically, the Company had classified the amortization and impairment of acquired technology as a component of operating expenses. As result of the reclassification, cost of revenues increased $18.5 million and $21.3 million for the three and six months ended September 30, 2002, respectively. Correspondingly, operating expenses associated with the impairment of intangible assets decreased by $15.7 million for the three and six months ended September 30, 2002, and amortization of intangible assets decreased by $2.8 million and $5.7 million for the three and six months ended September 30, 2002, respectively.

Certain other reclassifications have been made to the condensed consolidated statements of operations as of September 30, 2002 and for the three and six months then ended to conform to the presentation at September 30, 2003. These include the Company’s adoption of two accounting pronouncements in fiscal year 2003 which resulted in reclassifications to net revenues for shipping and handling fees billed to customers, which previously were recorded as a reduction of cost of revenues and certain out-of-pocket expenses reimbursed by customers, which previously were recorded as a reduction of operating expenses. These reclassifications did not impact the Company’s previously reported net loss but increased net revenues by $459,000 and $1.1 million for the three and six months ended September 30, 2002, respectively.

3.	Summary of Significant Accounting Policies

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

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes normally provided in annual financial

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2003. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results for the fiscal year ending March 31, 2004 or any other future periods.

Software Revenue Recognition.    The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

Revenues recognized from software licenses are recognized upon shipment provided that persuasive evidence of an arrangement exists, collection of the resulting receivables is deemed probable and the payment terms are fixed and determinable. The Company also maintains allowances for anticipated product returns and rebates to distributors. Revenues from consulting, training and other services are generally recognized as the services are performed. When sales from shrink-wrap software licenses are sold together with services, revenues are allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, maintenance, support, or training.

The determination of fair value is based on objective evidence that is specific to the Company, commonly referred to as vendor-specific objective evidence (“VSOE”). Fair value for the Company’s software products, maintenance, support and training is based on prices charged when the element is sold separately. In certain instances where an element has not been sold separately and the VSOE of fair value is unavailable, fair value is determined by a price determined by the Company’s management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If the only remaining undelivered element is maintenance and support, revenue for all elements would be recognized ratably over the period of maintenance and support. If in a multiple element arrangement, fair value does not exist for one or more of the delivered elements in the arrangement, but fair value does exist for all undelivered elements, then the residual method of accounting is applied. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

The Company licenses products to OEMs or provides end-user customers the right to use multiple copies. These arrangements generally provide for nonrefundable fixed fees. Revenues are recognized upon delivery of the product master or the first copy, provided all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable and collection is probable. Per-copy royalties in excess of the fixed minimum amounts are recognized as revenues when earned. If maintenance and support is included in the contract, it is unbundled from the license fee using the Company’s objective evidence of the fair value of the maintenance and support. If objective evidence of the fair value of the maintenance and support is not available, the revenues from the entire arrangement are recognized ratably over the maintenance and support term.

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

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During periods of product transition when upgraded versions of existing products are being introduced and released for commercial shipment, we provide eligible end-users who purchase the older product version during a specified time frame the right to receive the upgrade version of the licensed product at no additional charge. Such transactions are multiple-element arrangements under which we defer revenue equal to the fair value of the specified upgrade, reduced by the estimated percentage of customers who will not exercise the upgrade right in the specified time period. Estimates of customers not exercising the upgrade right are based upon historical analyses. The actual percentage of customers not exercising the upgrade right has been materially consistent with our estimates.

For desktop software products, the Company offers complimentary 90-day technical support for end-users who have registered their products via e-mail or over the phone. This cost is included as part of the initial license fee charged to the customer. The Company has determined that the cost to provide this support is insignificant. In addition, no product updates are provided during this period. As such, the Company does not defer any portion of the license fee related to this support.

Stock-Based Compensation.    In fiscal year 2003, the Company adopted the disclosure provisions in Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for its stock option plans and employee stock purchase plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and allowed by SFAS No. 148. Pursuant to SFAS No. 148, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use a fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined consistently with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income (loss):
As reported	$9,820	$(11,663)	$16,550	$(13,647)
Stock-based compensation costs, net of taxes, included in the determination of net income (loss)	—	98	—	197
Stock-based compensation costs, net of taxes, that would have been included in the determination of net income (loss) had the fair value-based method been applied to all awards	(23,391)	(21,921)	(46,590)	(43,455)

Pro forma net loss	$(13,571)	$(33,486)	$(30,040)	$(56,905)

Basic net income (loss) per common share:
As reported	$0.16	$(0.19)	$0.27	$(0.23)

Pro forma	$(0.21)	$(0.56)	$(0.48)	$(0.95)

Diluted net income (loss) per common share:
As reported	$0.14	$(0.19)	$0.24	$(0.23)

Pro forma	$(0.21)	$(0.56)	$(0.48)	$(0.95)

The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of the Company’s stock options, warrants and Employee Stock Purchase Plan (“ESPP”) purchase rights granted under its stock-based compensation plans were estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for grants during the three and six months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Weighted average risk free rate—stock option plans	2.68%	2.35%	2.40%	2.79%
Weighted average risk free rate—ESPP	1.43%	1.41%	1.43%	1.41%
Expected life of stock options (years)	3.5	3.5	3.5	3.5
Expected life of ESPP shares (years)	0.5-2.00	0.5-2.00	0.5-2.00	0.5-2.00
Expected volatility—stock option plans	82.00%	87.00%	84.00%	87.00%
Expected volatility—ESPP	82.00%	87.00%	82.00%	87.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

4.	Purchase of Land and Buildings

In August 2003, the Company exercised its option to purchase certain real property, including land, buildings and related improvements, in San Francisco, California, for a total purchase price of $55.0 million. The new facilities, which are in immediate proximity to the Company’s current headquarters, consist of a parking structure and two office buildings. These premises will serve as Macromedia’s corporate headquarters where it will conduct various corporate, product development and operational activities.

The Company purchased two of the three properties for $14.7 million during August 2003, funding the purchase with available cash. Of these properties, the parking structure was placed into service during the quarter ended September 30, 2003 and is being depreciated over an estimated useful life of 40 years. The second property, an office building, has been recorded in construction in process, on the Company’s condensed consolidated balance sheet within Property and equipment, net, as the Company “builds-out” the structure for future occupancy. For the third property, the Company deposited $2.7 million into escrow, and will fund the remaining $37.6 million of the purchase price with available cash upon closing, which is anticipated to occur on or before April 30, 2004. These properties will be depreciated over 40 years.

5.	Goodwill and Other Intangible Assets

In fiscal year 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and no longer amortizes goodwill, which had a net book value of $201.4 million at September 30, 2003 and March 31, 2003. The Company continues to amortize its other intangible assets, including acquired technologies, over their estimated useful lives. The amortization of acquired technologies, which is a component of cost of revenues, was $319,000 and $2.8 million during the three months ended September 30, 2003 and 2002, respectively. During the six months ended September 30, 2003 and 2002, the amortization of acquired technology was $638,000 and $5.7 million, respectively. The amortization of other intangible assets, excluding acquired technology, was $247,000 and $531,000 during the three months ended September 30, 2003 and 2002, respectively, and $494,000 and $1.1 million during the six months ended September 30, 2003 and 2002, respectively.

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

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At September 30, 2003 and March 31, 2003, intangible assets consisted of the following:

	September 30, 2003			March 31, 2003
	Gross Amount after Impairment	Accumulated Amortization	Net	Gross Amount after Impairment	Accumulated Amortization	Net
	(In thousands)
Amortizable Intangible Assets:
Acquired technology	$20,165	$(18,411)	$1,754	$20,165	$(17,773)	$2,392
Trade name, trademark, and other intangible assets	6,111	(4,471)	1,640	6,111	(3,977)	2,134

	26,276	(22,882)	3,394	26,276	(21,750)	4,526

Unamortizable Intangible Assets:
Goodwill	201,392	—	201,392	201,392	—	201,392

	$227,668	$(22,882)	$204,786	$227,668	$(21,750)	$205,918

During the three months ended September 30, 2002, the Company performed an impairment analysis on the acquired technology asset associated with its fiscal year 2001 acquisition of Allaire Corporation (“Allaire”) under the guidance of SFAS No. 86. As a result of this analysis, the Company recorded an impairment charge of $15.7 million, which represented the amount by which the carrying value of the acquired technology asset exceeded its fair value, using the asset’s net realizable value as the fair value. As a result of this impairment, the Company also performed an impairment analysis on the trade name associated with the Allaire acquisition under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This analysis resulted in an impairment charge of $1.7 million, which primarily represented the amount by which the carrying value of the ColdFusion trade name intangible asset exceeded its fair value, estimated by calculating its discounted cash flows.

The following table summarizes the estimated future amortization charges from the Company’s amortizable intangible assets at September 30, 2003:

Estimated Amortization Expense
(In thousands)
Remainder of fiscal year 2004	$1,132
2005	1,064
2006	960
2007	238
2008	—

6.	Restructuring

The Company has accounted for its restructuring charges and accruals in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination, and Staff Accounting Bulletin (“SAB”) No. 100, Restructuring and Impairment Charges.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with its fiscal year 2001 acquisition of Allaire and to better align its cost structure with the weaker business environment, which resulted in restructuring charges totaling $81.8 million.

Details of the accrued restructuring balances and payment activity recorded during the six months ended September 30, 2003 are presented in the following table:

	March 31, 2003	Cash Payments	September 30, 2003
	(In thousands)
Facilities	$30,827	$(6,919)	$23,908
Severance and related costs	261	(261)	—

	$31,088	$(7,180)	$23,908

At September 30, 2003, future minimum gross lease obligations for the Company’s restructured facilities extending through fiscal year 2011 amounted to $78.2 million. The accrued restructuring balance at September 30, 2003 also reflects future sublease income of $42.5 million to be received under contractual sublease arrangements and estimated future sublease income of $11.8 million.

7.	Foreign Exchange Forward Contracts

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

Cash Flow Hedging.    The Company designates and documents foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, applies hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in Accumulated other comprehensive income (loss) (“AOCI”) on its condensed consolidated balance sheets. The Company records any ineffective portion of the hedging instruments in Other income (expense), net on its condensed consolidated statements of operations, which amounts were immaterial during the three and six months ended September 30, 2003 and 2002. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from AOCI to revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to Other income (expense) at that time. All values reported in AOCI at September 30, 2003 will be reclassified to operations in eight months or less. At September 30, 2003, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table depicts cash flow hedge accounting activity as a component of AOCI for the six months ended September 30, 2003:

(In thousands)
Balance at March 31, 2003	$41
Net loss on cash flow hedges	(983)
Reclassifications to net revenues	544
Reclassifications to operating expenses	(72)

Balance at September 30, 2003	$(470)

Balance Sheet Hedging.    The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of Other income (expense), net on its condensed consolidated statements of operations. These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At September 30, 2003, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

8.	Gain (Loss) on Investments, Net

The Company has recognized gains and losses on its publicly-traded and privately-held investments as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Gain (loss) on investments, net:
Impairment charges to publicly-traded equity securities	$—	$—	$—	$(403)
Impairment charges to privately-held equity securities	—	—	—	(400)
Gains on sales of publicly-traded equity securities	747	—	747	—
Gains from privately-held equity securities	33	53	98	53

Gain (loss) on investments, net	$780	$53	$845	$(750)

The Company has held common stock in two publicly-traded companies that are accounted for as available-for-sale investments. It is the Company’s accounting policy to record impairment losses on investments in publicly-traded equity securities when it is determined that there has been a decline in the fair market value of the investment that is other-than-temporary. During the six months ended September 30, 2002, an impairment charge of $403,000 was recorded following the severe decline in an investee’s common stock price below the Company’s cost basis for a period which extended beyond six months. As a result, the Company recognized previously unrealized losses recorded in AOCI, on the condensed consolidated balance sheets, in Gain (loss) on investments, net, on the condensed consolidated statements of operations. Following this charge, the investment’s carrying value was zero. During the three months ended September 30, 2003, the investee’s common stock price increased significantly and the Company sold all remaining shares held in the investee, realizing a gain of $747,000. At September 30, 2003, the net carrying value of the Company’s other available-for-sale investment was $85,000.

The Company has also historically held investments in the common and preferred stock of certain privately-held companies that are accounted for under the cost method, reviewing such investments for factors which

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

indicate that declines in value may be other-than-temporary. These factors include evaluating, as available, the cash flows and profitability of the investee, general economic conditions, trends in the investee’s industry and trends in publicly-traded peers of the investee. During the six months ended September 30, 2002, the Company recorded impairment losses of $400,000 on its cost-basis investments in accordance with the Company’s policy. At September 30, 2003, no carrying value for these cost-basis investments was recorded on the Company’s condensed consolidated balance sheet.

9.	Litigation Settlement

In July 2002, the Company entered into a settlement agreement with Adobe Systems, Inc. (“Adobe”), whereby the outstanding patent claims between the parties were dismissed with prejudice. Accordingly, the Company’s condensed consolidated statements of operations for the six months ended September 30, 2002 reflects the reversal of $2.8 million in damages originally awarded to Adobe and recorded by the Company in its fiscal year 2002 consolidated financial statements.

10.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the treasury stock method by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period plus potentially dilutive common shares from outstanding options and warrants to purchase common stock.

The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Basic and Diluted Net Loss Per Common Share Computation:
Numerator:
Net income (loss)	$9,820	$(11,663)	$16,550	$(13,647)

Denominator:
Basic weighted average number of common shares outstanding	63,210	60,040	62,450	59,800
Effect of dilutive securities:
Weighted average stock options and ESPP shares	6,330	—	5,190	—

Diluted weighted average number of common shares outstanding	69,540	60,040	67,640	59,800

Basic net income (loss) per common share	$0.16	$(0.19)	$0.27	$(0.23)

Diluted net income (loss) per common share	$0.14	$(0.19)	$0.24	$(0.23)

At March 31, 2003 and September 30, 2003, the Company has classified 1.8 million shares of its common stock as treasury stock. These shares were previously repurchased on the open market. These shares are recorded at cost and are shown as a reduction of stockholders’ equity and excluded from the basic weighted-average number of common shares outstanding.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The table below presents potentially dilutive securities that are excluded from the diluted net income (loss) per common share calculation because their effects would be antidilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Antidilutive securities—weighted average shares	1,370	17,259	1,745	16,794
Weighted average exercise price of antidilutive securities	$31.14	$16.39	$29.08	$16.57
Average fair value of common stock during the period	$23.04	$7.46	$20.20	$13.14

Under the treasury stock method, stock options with exercise prices exceeding the average fair value of the Company’s common stock during the period are excluded from the diluted earnings per share computation. All outstanding stock options during the three and six months ended September 30, 2002 were excluded from the diluted earnings per share computation because the Company reported net losses for those periods.

11.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on short-term investments classified as available-for-sale, and unrealized gains and losses associated with the Company’s cash flow hedges. The following table sets forth the calculation of comprehensive income (loss), net of tax:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net income (loss)	$9,820	$(11,663)	$16,550	$(13,647)
Unrealized gain (loss) on short-term investments, net of tax	(51)	(12)	(15)	217
Unrealized gain (loss) from cash flow hedges, net of tax	(319)	1,423	(511)	(66)

Comprehensive income (loss)	$9,450	$(10,252)	$16,024	$(13,496)

12.	Segment Reporting and Significant Customers

The Company operates in one business segment, the Software segment. The Company’s Software segment provides software that enables website designers and software developers to create and more effectively deliver content to users through the Internet, fixed media, wireless and digital devices. The Company’s chief executive officer is the chief operating decision maker and evaluates operating segment performance based on the net revenues and total operating expenses of the Software segment. As such, the Company’s Software segment performance reflects the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2003 and 2002.

Distributors comprise a significant portion of the Company’s revenues and accounts receivable. During the three months ended September 30, 2003, sales to two distributors accounted for 27%, and 14% of consolidated net revenues. During the six months ended September 30, 2003, sales to the same two distributors accounted for 23% and 14% of consolidated net revenues. At September 30, 2003, receivable balances from these two distributors accounted for 26% and 13% of the Company’s gross accounts receivable balance outstanding.

During the three and six months ended September 30, 2002, sales to one distributor accounted for 28% and 29% of consolidated net revenues, respectively. At March 31, 2003, receivable balances from two distributors accounted for 16% and 10% of the Company’s gross accounts receivable balance.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.	Commitments and Contingencies

Macromedia’s principal commitments at September 30, 2003 consisted of obligations under purchase commitments, operating leases for facilities and letter of credit arrangements.

Purchase commitments.    In August 2003, the Company exercised its option to purchase certain real property, including land, buildings and related improvements, in San Francisco, California, for a total purchase price of $55.0 million. The new facilities, which are in immediate proximity to the Company’s current headquarters, consist of a parking structure and two office buildings. The Company has funded the purchase prices for two of these properties with available cash and the title of these properties was transferred to the Company as of August 2003. For the third property, the Company has deposited $2.7 million into escrow, and will fund the remaining $37.6 million of the purchase price with available cash upon closing of the purchase and upon transfer of title, which is anticipated to occur on or before April 30, 2004 (see Note 4).

Leases.    The Company leases office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, the Company subleases certain office space that it does not currently occupy. For certain of these operating leases, the Company has entered into agreements to indemnify lessors against certain additional costs through the term of the lease. To date, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in its condensed consolidated financial statements with respect to these indemnification guarantees.

Future minimum payments under operating leases with an initial term of more than one year and future minimum sublease income are summarized as follows:

	Summary of Contractual Lease Obligations			Minimum Gross Lease Obligations Under Restructuring
Fiscal Year:	Minimum Gross Lease Obligations	Sublease Income	Net Lease Obligations
	(In thousands)
Remainder of 2004	$14,390	$(3,985)	$10,405	$7,649
2005	26,833	(8,812)	18,021	14,470
2006	23,889	(7,310)	16,579	13,313
2007	19,121	(6,249)	12,872	10,955
2008	18,727	(5,213)	13,514	10,468
Thereafter	42,812	(10,965)	31,847	21,328

	$145,772	$(42,534)	$103,238	$78,183

The Company recorded rent expense of $3.4 million and $3.0 million for the three months ended September 30, 2003 and 2002, respectively. Rent expense during the six months ended September 30, 2003 and 2002 was $6.8 million and $6.7 million, respectively. During the three and six months ended September 30, 2003 and 2002, no sublease income was recorded as an offset to rent expense, as the sublease income received was applied against the Company’s accrued restructuring balance.

Letters of Credit and Restricted Cash.    The Company obtained letters of credit from financial institutions totaling approximately $9.8 million and $11.8 million as of September 30, 2003 and March 31, 2003, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. The Company pledged, as security in trust for certain of the letters of credit, approximately $8.6 million and $10.9 million in cash as of September 30, 2003 and March 31, 2003, respectively. These funds were invested in money market funds and are classified as non-current restricted cash in the Company’s condensed

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

consolidated balance sheets. At September 30, 2003 and March 31, 2003, the Company also has $490,000 held in a deposit account as a security against remaining payment obligations related to certain business combinations completed in fiscal year 2003. This deposit is classified as non-current restricted cash in the Company’s condensed consolidated balance sheets.

Legal.    On and after September 25, 2000, Allaire prior to its acquisition by Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No. 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001, which asserted similar claims on behalf of a putative class of stockholders who purchased Allaire stock between December 7, 1999 and September 18, 2000. On June 19, 2002 the Court denied defendants’ motion to dismiss the amended complaint, and thereafter set a trial date for the Class Action for November 2003. The parties commenced discovery and thereafter mediated their dispute before a United States Magistrate Judge. On May 21, 2003 and July 31, 2003, the parties executed a Memorandum of Understanding (“MOU”) and the Stipulation of Settlement, respectively, that set forth the terms of a settlement whereby the plaintiffs agree to dismiss the Class Action and provide a broad release of all claims arising out of their purchase, sale or holding of Allaire stock in exchange for a payment of $12.0 million, $10.5 million of which has been paid by insurers and $1.5 million of which has been paid by Macromedia, in each case, into escrow to be released upon Court approval of the settlement. The $1.5 million settlement payment by Macromedia was recorded as a litigation charge in the fourth quarter of fiscal year 2003. The Court has entered a preliminary order in connection with settlement proceedings which, among other things, conditionally certified a class, ordered that notice be provided to the class, and scheduled a fairness hearing for December 1, 2003. The parties’ settlement is expressly contingent on court approval, which may be withheld or, if provided, may be subject to an appeal to, or reversal by, an appellate court.

On April 11, 2001, Allaire, after it was acquired by Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that was also filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleged substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. Kassin was not subject to the MOU concerning a potential settlement of the Class Action. The parties have entered into a settlement agreement pursuant to which the plaintiffs agreed to dismiss the claims in Kassin and provide a broad release of all claims arising out of their purchase, sale or holding of Allaire stock. The settlement of the claims in Kassin was reached without requiring payment of any settlement consideration by Macromedia. The parties have filed a Stipulation of Dismissal of the claims in Kassin.

Intellectual Property Indemnification Obligations.    The terms of the Company’s agreements with its distributors, including OEMs, generally provide for a limited indemnification of such distributors against losses,

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

expenses and liabilities arising from third-party claims based on alleged infringement by the Company’s products of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for, such indemnification obligations and generally include a right to replace an infringing product. To date, the Company has not had to reimburse any of its distributors for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with our distributors, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Other Contingent Liabilities and Commitments.    In its normal course of business, the Company has also entered into other indemnification agreements or guarantees that arise in various types of arrangements, including those with financial institutions under banking arrangements. To date, the Company has not made any significant payments under such indemnification agreements or guarantees and no amount has been accrued in its condensed consolidated financial statements with respect to those indemnification agreements or guarantees.

14.	Recent Developments

On October 22, 2003, the Company announced that it had entered into a definitive merger agreement to acquire privately-held eHelp Corporation (“eHelp”), a market leader in rich media help authoring software applications. The transaction is valued at approximately $65 million. The agreement provides that the Company shall exchange cash and stock, in amounts to be determined at the closing, for all of the outstanding capital stock of eHelp and the assumption of outstanding eHelp options to purchase shares of common stock. The merger is subject to California securities and Hart-Scott Rodino anti-trust review and is expected to close in the third fiscal quarter.

15.	Recent Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The Company is currently evaluating the impact of SFAS No. 149 on its condensed consolidated financial statements and does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into or modify any financial instruments after May 31, 2003. The Company adopted SFAS No. 150 effective July 1, 2003. The adoption of this standard did not have a material impact on the Company’s financial results.

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

Overview

Macromedia provides software that enables business users, software and website developers and website designers to create and more effectively deliver content to users through the Internet, fixed media, wireless and digital devices. Our integrated family of technologies enables the development of a wide range of digital experiences including website, rich media content and internet applications across multiple platforms and devices.

We operate in one business segment, the Software segment. We have three broad families of products which address our market opportunities, which are design/development, information convenience and mobile solutions. In September 2003, we released new versions of our three major design/development tools comprising the Macromedia Studio suite of products, Macromedia Studio MX 2004, as further discussed below. Only the English language versions were released as of September 30, 2003; non-English language versions are expected to be released during the last half of fiscal year 2004.

Our Macromedia MX Products.

The Macromedia MX family of products provides development tools, server and client software for cost-effectively building websites and Internet applications. A substantial portion of our revenues are derived from licensing our software products, which are now included in the MX product family. The products in the MX product family are specifically designed to work together through functional integration and a shared user interface. The Macromedia MX family of products is comprised of Development Tools, Server Software and Client Software identified below.

•	Our Development Tools provide a broad range of capabilities for building Internet solutions including websites, Web applications and rich Internet applications. In September 2003, we released new English language versions of our MX family of development tools products which include Dreamweaver MX 2004, Flash MX 2004 and Fireworks MX 2004. These products are licensed individually and together in a suite, Studio MX 2004, which also includes FreeHand MX and a license of Windows-based ColdFusion MX Server 6.1 Developer Edition, which is restricted to use on a single computer for development purposes. Studio MX 2004 is also available with the new Flash MX Professional 2004 for advanced users. In addition to the MX products, we license several tools that are market leaders in their respective categories including Director MX for multimedia development and Authorware for creating computer-based training solutions.

MACROMEDIA, INC.

•	Our Server Software products are used by companies worldwide to develop and deploy Web applications. The Macromedia server product family primarily consists of Macromedia ColdFusion MX and Macromedia JRun.

•	Our Client Software provides an enabling technology that end-users download to their personal computers distributed directly through the Internet at no charge. Our two primary client software products are Macromedia Flash Player and Macromedia Shockwave Player.

Our Information Convenience Products.

Our Information Convenience family of products enables non-technical business users to create and deliver information without intricate technical training. The products in this family include Macromedia Contribute 2, which is targeted at knowledge workers and content contributors, Macromedia Flash Communication Server MX, which provides rich interactive media experiences on the Internet by integrating audio and video applications directly into websites, and Macromedia Breeze, introduced at the end of fiscal year 2003, which enables non-technical business users to educate, train and inform customers using Macromedia Flash and Microsoft PowerPoint to author their content.

Our Mobile Products.

This software product family is targeted at device manufacturers, carriers and media networks. The products in the Mobile group are Embedded Flash Player and Flash Lite. These products leverage Flash MX, which combines sophisticated multimedia and powerful application development features, making it easy for Flash designers and developers to deliver both engaging consumer content and rich mobile business applications to a wide range of Internet-enabled devices and platforms—from mobile phones to personal digital assistants (PDAs), organizers, set-top boxes and game machines. Our Mobile products provide device manufacturers and carriers with the ability to design for next-generation Internet-enabled devices while effectively targeting the Flash Player version supported on the device.

Critical Accounting Policies

We make certain estimates, assumptions and judgments when preparing our consolidated financial statements. These estimates, assumptions and judgments can have a significant impact on our condensed consolidated financial statements including the value of certain assets and liabilities on our condensed consolidated balance sheets as well as the amounts of net revenues, operating income and net income (loss) on our condensed consolidated statements of operations. We have identified the following to be critical accounting policies to Macromedia: allowance for sales returns; allowance for doubtful accounts; restructuring expenses and related accruals; goodwill and other intangible assets, and income taxes.

Allowance for sales returns.    The primary sales channels through which we sell our boxed and volume-license products throughout the world are a network of distributors and product resellers, commonly referred to as value-added resellers (“VARs”). Agreements for boxed products with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Product returns are recorded as a reduction of net revenues. Current product returns for stock rotation from distributors are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding the amount of the requested return. Distributors may typically return 100% of their inventory balance of obsolete products within a limited time after the release of a new version of such software. Under the terms of our distribution agreements, authorized returns of obsolete products

MACROMEDIA, INC.

require a new order from such distributor at an amount not less than the amount of the requested return. Sales of our volume-licensed products generally do not contain return privileges. Products purchased directly from us by end-users, including sales from our on-line stores have 30-day return rights. As part of our revenue recognition practices, we have established an allowance for sales returns based upon estimated and known returns.

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

In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and VARs in order to maintain inventory levels deemed by management to be appropriate. We generally estimate our allowance for sales returns based on channel inventory levels between four to six weeks of expected sales by our first-tier distributors and VARs, based on the criteria noted above. We make these estimates based on channel inventory and sell-through information that we obtain principally from our first-tier distributors and VARs. Product returns from our first-tier distributors and VARs are also impacted by actual product returns they receive directly from lower tiers of distribution for which we receive limited inventory and sell-through information. In addition, our estimates are based on historical product returns and channel inventory levels on a product-by-product basis for each of our primary sales regions. Accordingly, actual product returns in future periods may differ from our estimates and may have a material adverse effect on our net revenues and consolidated results of operations due to factors including, but not limited to, market conditions and product release cycles. At September 30, 2003, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

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

We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable, and assess current economic trends that might impact the level

MACROMEDIA, INC.

of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot ensure that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and reduce our reported net income in future periods. Distributors account for a significant portion of our net revenues and accounts receivable and comprise several individually large accounts, two of which represented 27% and 14% of our consolidated net revenues during the three months ended September 30, 2003 and 23% and 14% of our consolidated net revenues during the six months ended September 30, 2003 and 26% and 13% of our gross accounts receivable at September 30, 2003. If the credit exposure associated with a large distributor relationship deteriorated, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses related to any particular industry or geographic region.

Restructuring expenses and related accruals.    In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our fiscal year 2001 acquisition of Allaire Corporation (“Allaire”) and to better align our cost structure with the weaker business environment by consolidating facility space and reducing headcount as appropriate. The $81.8 million charge recorded as a result of the restructuring primarily related to facility exit costs to cancel or vacate approximately 450,000 square feet of facility space held under our operating leases and, to a lesser extent, employee termination and severance costs.

Our restructuring expenses and accruals involved significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through real estate brokers. These estimates include: facility exit costs such as demise and lease termination costs; timing and market conditions of rental payments and estimated sublease income; and any fees associated with our restructuring expenses, such as brokerage fees.

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, market data in order to estimate the likelihood, timing, term and lease rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control and include future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts, Northern California, Bracknell, United Kingdom, and to a lesser extent in Richardson, Texas and Minneapolis, Minnesota. In addition, our restructuring estimates for facilities could be adversely impacted by the financial condition of sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement. At September 30, 2003, we estimated future sublease income of $11.8 million in connection with restructured facilities held under operating leases. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our condensed consolidated balance sheet at September 30, 2003. Actual results may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual which will impact our operating results in future periods.

The commercial real estate markets where we have significant operating lease obligations, notably the Newton, Massachusetts commercial real estate market, may continue to experience weakening demand and excess capacity. At September 30, 2003, our future minimum lease obligation for the portion of the Newton lease related to space that is currently subleased or available for sublease, net of sublease income to be received from existing subtenants, was $26.3 million. Accrued restructuring costs related to the Newton lease represented 57%

MACROMEDIA, INC.

of our total accrued restructuring at September 30, 2003. Our Newton space covers 348,000 square feet held under operating leases through 2010, of which we currently occupy 86,000 square feet and have subleased 262,000 square feet. Of the 262,000 square feet that we currently sublease to existing tenants, existing subleases covering 86,000 square feet will expire prior to our lease termination in 2010. Should the Newton, Massachusetts commercial real estate market deteriorate further, we may not be able to find acceptable tenants at the rates or timing consistent with what we used in estimating our restructuring accrual.

Goodwill and other intangible assets.    In fiscal year 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result of adopting this standard, we no longer amortize goodwill, which had a net book value of $201.4 million at September 30 and March 31, 2003. However, under SFAS No. 142 we will continue to amortize our other intangible assets with estimated useful lives. We currently operate in one business segment, the Software segment. As required by SFAS No. 142, when reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. In addition, the reporting units would have economic characteristics different than the economic characteristics of the other components of the Software segment. Currently, we do not have any reporting units lower than our Software segment that meet the criteria set forth in SFAS No. 142.

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

Income taxes.    In preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process also involves estimating the impact of additional taxes resulting from tax examinations, primarily in foreign jurisdictions. These examinations are often complex and can require several years to resolve. Accruals for tax contingencies require management to estimate the actual outcome of potential tax audits. Actual taxes and tax settlements could vary from these estimates.

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

MACROMEDIA, INC.

Results of Operations

Net revenues.

(In millions, except percentages)	Three Months Ended September 30,			Six Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
Net revenues	$89.9	$85.9	5%	$172.9	$170.2	2%

Net revenues are comprised primarily of license fees, but also include revenues from maintenance, training and technical support services and other. Maintenance, training and other services comprised less than 10% of our net revenues in the three and six months ended September 30, 2003 and 2002.

Net revenues increased by 5% to $89.9 million during the three months ended September 30, 2003 from $85.9 million in the same period last year. Our net revenues increased by 2% to $172.9 million during the six months ended September 30, 2003 from $170.2 million in the same period last year. Fluctuations in net revenues can be attributed to changes in product and customer mix, as well as to geographic fluctuations and corresponding changes in foreign exchange rates. Further, product life cycles impact revenues period to period as new products and versions are released.

The increase in net revenues during the three months ended September 30, 2003 from the same period in fiscal year 2003 reflects an increase in our Server Software product revenues and growth in our Information Convenience products, partially offset by the transition and upgrade cycle of our Development Tools products. Server Software product revenues increased by 27% in the three months ended September 30, 2003 compared to the same period in fiscal year 2003. This increase reflects a product upgrade of Macromedia ColdFusion during the three months ended September 30, 2003. In addition, the introduction of our Information Convenience products in the latter half of fiscal year 2003 contributed to the increase in net revenues in the three months ended September 30, 2003 from the comparable fiscal year 2003 period. Our Information Convenience products, which include Macromedia Contribute, released in December 2002, and Macromedia Breeze released in February 2003, comprised 5% of net revenues in the three months ended September 30, 2003. These increases were partially offset by an overall decline in revenues from our Development Tools products resulting from the September 2003 introduction of new English-language versions of Studio MX 2004, with foreign language releases expected during the last half of fiscal year 2004. Net revenues from our Development Tools products decreased by 5% in the three months ended September 30, 2003 from the same period in fiscal year 2003. This decrease reflects lower revenues of English and foreign language versions of the Development Tools products during the quarter in anticipation of the release of the Studio MX 2004 products.

The increase in net revenues during the six months ended September 30, 2003 from the same period in fiscal year 2003 reflects an increase in our Mobile product family and growth in our Information Convenience products partially offset by the transition and upgrade cycle of our Development Tools products. Net revenues from our Mobile product family consist primarily of royalties earned from Original Equipment Manufacturer’s (“OEMs”) for the license of our Flash player for various devices and platforms. Included in the six months ended September 30, 2003 is $8.4 million in related Mobile product revenues, comprising approximately 5% of net revenues. Revenues from our Information Convenience products, which were introduced during the last half of the prior fiscal year, comprised 4% of net revenues in the six months ended September 30, 2003. Partially offsetting these increases in net revenues were lower net revenues from our Development Tools products as compared to the same period in fiscal year 2003. Net revenues from our Development Tools products decreased by 8% in the six months ended September 30, 2003 from the comparable period in fiscal year 2003 related to transition and upgrade cycles of our Development Tools products.

MACROMEDIA, INC.

We have recently released new and upgraded products, including English-language versions of our Development Tools products, and intend to continue introducing a number of new and upgraded products including foreign language versions of our Development Tools products over the next several months. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods.

Net Revenues by Geography

(In millions, except percentages)	Three Months Ended September 30,			Six Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
North America	$54.1	$53.5	1%	$100.3	$107.4	(7)%

% of total net revenues	60%	62%		58%	63%
Europe	$21.2	$19.3	10	$40.1	$39.3	2
Asia Pacific and Other	14.6	13.1	11	32.5	23.5	38

International	$35.8	$32.4	10	$72.6	$62.8	16

% of total net revenues	40%	38%		42%	37%
Net revenues	$89.9	$85.9	5%	$172.9	$170.2	2%

North American net revenues increased by 1% in the three months ended September 30, 2003 and decreased by 7% in the six months ended September 30, 2003 as compared to the same periods in fiscal 2003, reflecting lower net revenues primarily resulting from the transition and upgrade cycle of our products, including those in our Development Tools product family.

The 10% and 16% increase in international revenues in the three and six months ended September 30, 2003 from the comparable periods in fiscal year 2003 is primarily due to the impact of strengthening foreign currencies, principally the Euro, and net revenues associated with the introduction of new product offerings in our Mobile product family, partially offset by lower net revenues resulting from the transition and upgrade cycle of the Development Tools product family related to the release of Studio MX 2004 products and anticipated availability of foreign-language versions during the latter half of fiscal year 2004. The strengthening of international currencies, primarily the Euro, relative to the U.S. dollar, in the three and six months ended September 30, 2003 as compared to the same periods in fiscal year 2003, had a positive impact on operating income of approximately $2.7 million and $4.6 million, respectively. Had exchange rates from the comparable periods in fiscal year 2003 been in effect during the three and six months ended September 30, 2003, translated international net revenues billed in local currencies would have been $3.3 million and $6.0 million lower, respectively, and operating expenses would have been $0.6 million and $1.4 million lower, respectively.

Changes in the value of the U.S. dollar may have a significant impact on net revenues and operating expenses in future periods. To minimize this impact, we utilize foreign exchange forward contracts to reduce the current quarter exchange rate impact on the net revenue and operating expenses of certain forecasted transactions.

MACROMEDIA, INC.

Cost of revenues.

(In millions, except percentages)	Three Months Ended September 30,			Six Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
Cost of revenues:
Cost of net revenues	$7.9	$8.1	(2)%	$15.1	$19.2	(21)%

Impairment and amortization of acquired technology	0.3	18.5	(98)	0.6	21.3	(97)

Total cost of revenues	$8.2	$26.6	(69)%	$15.7	$40.5	(61)%

Cost of net revenues as % of net revenues	9%	9%		9%	11%

Cost of net revenues includes cost of materials, product assembly and distribution costs, costs to translate our software into various foreign languages, royalties paid to third parties for the licensing of developed technology and costs incurred in providing training and technical support to customers and business partners. Cost of net revenues decreased to $7.9 million or 9% of net revenues during the three months ended September 30, 2003 from $8.1 million or 9% of net revenues from the same period in fiscal year 2003. The 2% decrease in cost of net revenues in the three months ended September 30, 2003 as compared to the same period in fiscal year 2003 reflects a greater percentage of net revenues from volume and OEM license sales, which typically have lower materials and distribution costs than our traditional boxed-product sales. Cost of net revenues decreased to $15.1 million or 9% of net revenues during the six months ended September 30, 2003 from $19.2 million or 11% of net revenues for the same period in fiscal year 2003. The decrease in cost of net revenues reflects a decrease in charges for inventory obsolescence which decreased to $0.6 million in the six months ended September 30, 2003 from $1.6 million in the comparable fiscal 2003 period. This decrease resulted from product transition and release cycles associated with the release of Studio MX 2004 during the six months ended September 30, 2003. Lower cost of net revenues for the six months ended September 30, 2003 also reflected a greater percentage of net revenues from volume and OEM license sales which typically have higher gross margins than our boxed-product sales. In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, changes in royalty rates for licensed technology and the geographic distribution of sales.

Amortization of acquired technology in the three and six months ended September 30, 2002 was $2.8 million and $5.7 million, respectively, related to acquired technology from our acquisition of Allaire Corporation (“Allaire”). These charges were reclassified to cost of revenues from operating expenses in September 2003. In addition, during the three months ended September 30, 2002, we performed an impairment analysis on the acquired technology asset associated with our fiscal year 2001 acquisition of Allaire under the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. As a result of this analysis, we recorded an impairment charge of $15.7 million, which represented the amount by which the carrying value of the acquired technology asset exceeded its fair value, using the asset’s net realizable value as the fair value. Consequently, amortization of acquired technology decreased relative to the prior year to $0.3 million and $0.6 million in the three and six months ended September 30, 2003, respectively.

MACROMEDIA, INC.

Operating Expenses.

(In millions, except percentages)	Three Months Ended September 30,			Six Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
Sales and marketing	$38.2	$35.5	8%	$72.9	$72.9	—%
Research and development	23.3	23.7	(2)	46.6	50.0	(7)
General and administrative	8.6	9.8	(12)	18.3	20.4	(10)
Impairment of intangible assets	—	1.7	(100)	—	1.7	(100)
Amortization of intangible assets	0.2	0.5	(60)	0.5	1.1	(55)

Total operating expenses *	$70.3	$71.1	(1)	$138.2	$146.0	(5)

*	Total amounts may not calculate due to rounding

Selected Operating Expense Categories as a Percent of Net Revenues

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Sales and marketing	42%	41%	42%	43%
Research and development	26	28	27	29
General and administrative	10	11	11	12

Sales and marketing.    Sales and marketing expenses consist primarily of the following: compensation and benefits, advertising expenses, mail order advertising, tradeshow and seminar expenses, other marketing costs and allocated costs for our facilities and IT infrastructure. Sales and marketing expenses increased to $38.2 million during the three months ended September 30, 2003, as compared to $35.5 million for the same period in fiscal year 2003. The increase resulted from an increase in advertising expenses of $1.2 million due to the launch of our Studio MX 2004 development products and increased compensation expenses of $1.0 million related to increased headcount and increased commissions resulting from higher revenues. Offsetting these increases was a $0.7 million decrease in depreciation expense.

For the six months ended September 30, 2003, sales and marketing expenses remained flat with the same period in fiscal year 2003 at $72.9 million. Advertising expenditures in the six months ended September 30, 2003 decreased by $1.0 million from the comparable period in fiscal year 2003, reflecting only one quarter of marketing expenditures for the launch of Studio MX 2004 development products as compared to two quarters of marketing expenditures reflected in the six months ended September 30, 2002 for the launch of Macromedia MX. In addition, depreciation expense decreased $0.7 million in the six months ended September 30, 2003 as compared to the six months ended September 30, 2002. These decreases were partially offset by an increase in compensation charges of $2.2 million related to increased headcount, commissions and bonus awards.

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

MACROMEDIA, INC.

Research and development expenses decreased slightly during the three months ended September 30, 2003 to $23.3 million, from $23.7 million in the same period in fiscal year 2003. The decrease primarily resulted from lower compensation charges of $1.0 million due to a reduction in headcount and a $0.8 million decrease in depreciation expense which were partially offset by an increase in contract personnel spending of $0.9 million.

Research and development expenses decreased to $46.6 million in the six months ended September 30, 2003 from $50.0 million in the six months ended September 30, 2002. The decrease primarily resulted from lower compensation charges of $3.4 million due to lower headcount following the 2002 restructuring which was partially offset by an increase in contract personnel spending of $1.1 million. In addition, depreciation expense decreased $0.8 million in the six months ended September 30, 2003 as compared to the comparable period in fiscal year 2003.

We have recently released new and upgraded products including English-language versions of our MX 2004 tools products and intend to introduce foreign language versions during the last half of fiscal year 2004. We anticipate continuing to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products and to develop new business opportunities.

General and administrative.    General and administrative expenses consist primarily of compensation and benefits, fees for professional services and allocated expenses for our facilities and IT infrastructure. General and administrative expenses decreased to $8.6 million during the three months ended September 30, 2003 from $9.8 million in the same period in fiscal year 2003. The decrease was primarily due to a $1.0 million reduction in professional services, primarily related to legal services partially offset by a $0.6 million increase in compensation and other employee costs related to an increase in headcount.

General and administrative expenses decreased to $18.3 million during the six months ended September 30, 2003 as compared to $20.4 million in the same period in fiscal year 2003. The decrease was primarily due to lower legal fees of $4.3 million. This decrease was partially offset by a $1.2 million charge related to statutory reporting obligations in certain foreign jurisdictions and by $1.1 million in compensation and other employee costs related to an increase in headcount.

We anticipate that general and administrative expenses in the near future will continue to include costs to comply with newly-proposed and enacted rules and regulations promulgated by the SEC and the Nasdaq National market, including those to hire additional personnel, as well as outside legal, accounting and advisory services.

Impairment of intangible assets.    Following the impairment of our acquired technology related to our Allaire acquisition, we determined that factors existed to indicate that other intangible assets corresponding to our acquisition of Allaire were also impaired, including certain trade name intangibles. As a result, during the three months ended September 30, 2002, we performed an impairment analysis on the trade name associated with Allaire acquisition under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. The analysis resulted in an impairment charge of $1.7 million, which primarily represents the amount by which the carrying value of our ColdFusion trade name intangible asset exceeded its fair value, estimated by calculating its discounted cash flows.

Amortization of intangible assets.    As a result of adopting SFAS No. 142 on April 1, 2002, we no longer amortize goodwill. However, we continue to amortize our other intangible assets with estimated useful lives.

Amortization of intangible assets decreased to $0.2 million during the three months ended September 30, 2003 as compared to $0.5 million for the same period last year. For the six months ended September 30, 2003,

MACROMEDIA, INC.

amortization of intangible assets decreased to $0.5 million as compared to $1.1 million in the same period in fiscal 2003. The lower amortization expense in the three and six months ended September 30, 2003 as compared to the same periods in the prior fiscal year resulted from the impairment charge recorded in the second quarter of fiscal year 2003 of the trade name intangible assets primarily related to ColdFusion.

Other income (expense), net.

The following table sets forth the components of other income (expense), net:

(In millions, except percentages)	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Interest income and other, net	$0.6	$0.7	$1.4	$1.9
Gain (loss) on investments, net	0.8	0.1	0.8	(0.7)
Litigation settlement	—	—	—	2.8

Total other income (expense), net	$1.4	$0.8	$2.2	$4.0

Interest income and other, net.    Interest income and other, net, consists primarily of interest earned on available-for-sale short-term investments. Interest income and other, net, was $0.6 million during the three months ended September 30, 2003, as compared to $0.7 million for the same period last year. For the six months ended September 30, 2003, interest income and other, net was $1.4 million as compared to $1.9 million for the same period last year. Returns from interest-bearing cash, cash equivalents and short-term investments and gains and losses on foreign currency transaction represent the majority of the activity during the three and six months ended September 30, 2003 and 2002. The decline in our interest income and other, net during the three and six months ended September 30, 2003 is primarily due to lower yields on our cash, cash equivalent and available-for-sale short-term investment balances as compared to the same periods last year, partially offset by higher average balances of cash, cash equivalents and short-term investments.

Gain (loss) on investments, net.    We have historically held common stock in two publicly-traded companies that are accounted for as available-for-sale investments. During the six months ended September 30, 2002, an impairment charge of $0.4 million was recorded following the severe decline in an investee’s common stock price below our cost basis for a period which extended beyond six months and was thus determined to be other-than-temporary. During the three months ended September 30, 2003, the investee’s common stock price increased significantly and we sold all the remaining shares held in the investee and received net proceeds of $0.7 million. At September 30, 2003, the net carrying value of our other available-for-sale investment was $85,000.

We have also historically held investments in the common and preferred stock of certain privately-held companies that are accounted for under the cost method. During each of the six months ended September 30, 2003 and 2002, we received funds of $0.1 million representing our portion of the liquidated assets of certain investees, whose cost-basis investment was previously written off in accordance with our accounting policy. During the six months ended September 30, 2002, we also recorded impairment losses of $0.4 million on our cost-basis investments in accordance with our accounting policy.

Litigation settlement.    In July 2002, we entered into a settlement agreement with Adobe Systems, Inc. (“Adobe”) whereby the outstanding patent claims between the parties were dismissed with prejudice. Accordingly, our condensed consolidated statements of operation for the six months ended September 30, 2002

MACROMEDIA, INC.

reflected the reversal of $2.8 million in damages originally awarded to Adobe and recorded by us in our fiscal year 2002 consolidated financial statements.

Provision for income taxes.    We recorded income tax provisions of $3.0 million and $0.6 million during the three months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003 and 2002, the income tax provisions were $4.7 million and $1.3 million, respectively. Our provision for income taxes differs from the tax computed at the federal statutory rate of 35% primarily due to a change in valuation allowance and earnings considered as permanently reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates or by unfavorable changes in tax laws and regulations.

Under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109”), deferred assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We will continue to evaluate our ability to realize deferred tax assets on a quarterly basis.

At September 30, 2003, we had available federal and state net operating loss carryforwards of $541.5 million and $447.5 million, respectively. We also had unused research credit carryforwards of $33.4 million and $26.4 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire through 2024. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

At September 30, 2003, we had cash, cash equivalents, and short-term investments of $249.4 million, a 16% increase from the March 31, 2003 balance of $215.6 million. Working capital increased to $208.8 million at September 30, 2003, a 26% increase from the March 31, 2003 balance of $165.7 million. The following table summarizes our cash flow activities for the periods indicated:

(In millions)	For the Six Months Ended September 30,
	2003	2002
Net cash flows provided by (used in):
Operating activities	$12.0	$21.5
Investing activities	(76.9)	48.3
Financing activities	39.3	11.6

Net increase (decrease) in cash and cash equivalents	$(25.6)	$81.4

Cash provided by operating activities during the six months ended September 30, 2003 was $12.0 million, as compared to cash $21.5 million for the same period last year. During the six months ended September 30, 2003, cash provided by operating activities resulted primarily from adjusting our net income of $16.6 million for non-cash depreciation and amortization expense of $9.5 million, partially offset by increases in accounts receivable of $6.6 million and decreases in accrued restructuring of $7.2 million. Cash provided by operating activities during the six months ended September 30, 2002 of $21.5 million primarily resulted from adjusting our net loss of $13.6 million for non-cash depreciation and amortization expense of $16.0 million and impairment of long-lived assets of $19.0 million, including a $17.3 million impairment of intangible assets.

MACROMEDIA, INC.

Cash used in investing activities for the six months ended September 30, 2003 was $76.9 million, as compared to cash provided by investing activities of $48.3 million during the same period last year. During the six months ended September 30, 2003, cash used in investing activities was primarily due to net purchases of available-for-sale short-term securities of $59.3 million and purchases of property and equipment of $18.0 million. In August 2003, we exercised the option to purchase property, including the land, the building and the fixtures, of three contiguous buildings in San Francisco, California for a total purchase price of $55.0 million. We funded the $14.7 million purchase price for two of these properties, and the titles to the two properties were transferred to us in August 2003. For the third property, we deposited $2.7 million into escrow, which is reflected in other investing activities, and will fund the remaining $37.6 million of the purchase price upon the closing of the purchase of the third facility and title transfer, which is anticipated to occur on or before April 30, 2004. The remaining payment for the third property is expected to be funded from cash from operations and existing cash, cash equivalents and available-for-sale short-term investments. Cash provided by investing activities for the six months ended September 30, 2002 was $48.3 million, primarily due to proceeds from net maturities and sales of available-for-sale short-term investments of $49.6 million, partially offset by purchases of property and equipment of $3.8 million. We anticipate spending $10.0 million to $15.0 million on capital expenditures during the remainder of the current fiscal year.

Cash provided by financing activities during the six months ended September 30, 2003 was $39.3 million, as compared to $11.6 million during the same period last year. Cash provided by financing activities was due to proceeds received from the exercise of common stock options. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

We expect that for the foreseeable future our operating expenses and investing activities as they relate to the purchase and associated costs of furnishing and improving our corporate buildings, including our new facilities, will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks of product returns; risks associated with investment in international sales operations; our ability to successfully contain our costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations.”

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At September 30, 2003, the net notional amount of forward contracts outstanding amounted to $45.7 million (see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk” for additional information).

MACROMEDIA, INC.

Commitments.    Our principal commitments as of September 30, 2003 consist of obligations under a purchase commitment, operating leases for facilities, and letter of credit arrangements. We anticipate fulfilling our obligations under these commitments through our working capital.

Purchase commitments — In August 2003, we exercised our option to purchase certain real property, including land, buildings and related improvements, in San Francisco, California, for a total purchase price of $55.0 million. The new facilities, which are in immediate proximity to our current headquarters, consist of a parking structure and two office buildings. We have funded the purchase prices for two of these properties and the title of these properties was transferred to us as of August 2003. For the third property, we have deposited $2.7 million into escrow, and will fund the remaining $37.6 million of the purchase price upon closing of the purchase and upon transfer of title, which is anticipated to occur on or before April 30, 2004.

Leases — We lease office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, we sublease certain office space that we do not expect to occupy prior to lease termination. For certain of these operating leases, we have entered into agreements to indemnify lessors against certain additional costs through the term of the respective leases. To date, we have not made any significant indemnification payments under such agreements and no amount has been accrued in our condensed consolidated financial statements with respect to these indemnification guarantees.

The following table summarizes our contractual obligations at September 30, 2003:

Contractual Obligations

(In millions)	Payments Due by Fiscal Period
	Total	Remainder of 2004	2005-2006	2007-2008	After 2008
Operating lease obligations not in restructuring	$67.6	$6.8	$22.9	$16.4	$21.5
Operating lease obligations in restructuring	78.2	7.6	27.8	21.5	21.3
Property purchase obligation	37.6	—	37.6	—	—

	$183.4	$14.4	$88.3	$37.9	$42.8

Letters of credit and restricted cash — We obtained letters of credit from financial institutions totaling $9.8 million and $11.8 million as of September 30 and March 31, 2003, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit. We pledged, as security in trust for certain of the letters of credit, $8.6 million and $10.9 million, respectively, as of September 30 and March 31, 2003. These funds were invested in money market funds and are classified as non-current restricted cash in our condensed consolidated balance sheets. We also have $0.5 million held against remaining payment obligations from certain business combinations that were completed in fiscal year 2003 and are classified as non-current restricted cash in our condensed consolidated balance sheets.

Intellectual property indemnification obligations — The terms of our distribution agreements with our first-tier distributors, including OEMs, generally provide for a limited indemnification of such distributors against losses, expenses and liabilities arising from third-party claims based on alleged infringement by our products of an intellectual property right of such third party. The terms of such indemnification often limit the scope of, and

MACROMEDIA, INC.

remedies for, such indemnification obligations and generally include a right to replace an infringing product. To date, we have not had to reimburse any of our distributors for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with our distributors, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Other contingent liabilities and commitments — Through our normal course of business, we have also entered into other indemnification agreements or guarantees that arise in various types of arrangements, including those with financial institutions under banking arrangements. To date, we have not made any significant payments under such indemnification agreements or guarantees and no amount has been accrued on our condensed consolidated financial statements with respect to those indemnification agreements or guarantees.

We anticipate fulfilling our obligations under these commitments through our existing working capital.

Stock-Based Compensation Plans.

Common stock to be issued.    At September 30, 2003, we had the following shares available for future issuance upon the exercise of options under our stock option plans (the “Macromedia Plans”) (including both outstanding options as well as options available for future grants), under previous non-plan stock option grants and under our Employee Stock Purchase Plans (“ESPP”):

(In thousands)	Shares Available
Employee and director stock options under the Macromedia Plans	17,040
Non-plan employee stock options	1,282
ESPP	1,092

19,414

Stock options are generally granted at an exercise price equal to the fair market value at the time of the grant and typically vest over four ears from the date of grant. Stock options expire ten years from the date of grant and are normally canceled three months after an employee’s termination. Any option that becomes unexercisable under the Macromedia Plans, excluding the 1992 Equity Incentive Plan, without having been exercised in full, shall become available for future grant or sale under the respective plan.

The following table summarizes all plan and non-plan stock option activity for the six months ended September 30, 2003:

(In thousands, except per share data)	Number of Options	Weighted Average Exercise Price
Outstanding as of March 31, 2003	18,870	$15.20
Granted	967	$18.72
Exercised	(2,492)	$14.31
Cancelled	(811)	$16.42

Outstanding as of September 30, 2003	16,534	$15.47

MACROMEDIA, INC.

The following table summarizes information about Macromedia’s stock options outstanding as of September 30, 2003:

(In thousands, except life and per share data)	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Range of Exercise Prices
$ 0.07 — $ 1.12	7	3.89	$0.98	7	$0.98
$ 2.63 — $ 3.58	6	5.02	3.38	5	3.38
$ 4.05 — $ 5.25	11	0.93	5.22	11	5.22
$ 6.75 — $ 9.63	2,786	7.53	7.94	1,184	8.00
$ 10.00 — $ 13.91	4,620	8.57	12.85	1,151	13.24
$ 14.20 — $ 18.85	6,013	6.76	16.08	4,567	16.01
$ 19.41 — $ 28.63	2,806	7.46	23.24	1,722	24.81
$ 29.18 — $ 41.32	210	6.53	33.28	167	33.71
$ 43.87 — $ 64.25	34	6.49	55.34	29	54.69
$ 69.25 — $ 99.98	41	6.87	84.27	33	82.68

	16,534	7.51	$15.47	8,876	$16.96

Stock Purchase Plans.    We adopted the 2001 Employee Stock Purchase Plan in fiscal year 2002 (the “2001 ESPP”). Under the 2001 ESPP, 500,000 shares of common stock are available for purchase at September 30, 2003. We believe that the remaining shares available under this Plan will be purchased during our next employee purchase period in the fourth quarter of fiscal year 2004. Pursuant to this Plan and subject to certain limitations, employees may purchase, through payroll deductions of 2% to 15% of eligible compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period, as defined by the plan.

In July 2003, we adopted the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). Under the 2003 ESPP, and approved by shareholders in July 2003, a total of 600,000 shares of our common stock is reserved for future issuance. Pursuant to this plan and subject to certain limitations, the aggregate number of shares of our common stock reserved for issuance will increase automatically by 1% of the total number of outstanding shares of our common stock on each January 1, until January 1, 2010, provided, that the aggregate number of shares issued over the term of this plan shall not exceed 20,000,000 shares. Under this plan, employees may purchase, through payroll deductions of 2% to 10% of eligible compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period, subject to a maximum share limit as set forth in the plan.

Recent Developments

On October 22, 2003, we announced that we had entered into a definitive merger agreement to acquire privately-held eHelp Corporation, a market leader in rich media help authoring software applications. The transaction is valued at approximately $65 million. The agreement provides that we shall exchange cash and stock, in amounts to be determined at the closing, for all of the outstanding capital stock of eHelp and the assumption of outstanding eHelp options to purchase shares of common stock. The merger is subject to California securities and Hart-Scott Rodino anti-trust review and is expected to close in the third fiscal quarter.

MACROMEDIA, INC.

Recent Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. We are currently evaluating the impact of SFAS No. 149 on our condensed consolidated financial statements and do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We did not enter into or modify any financial instruments after May 31, 2003. We adopted SFAS No. 150 effective July 1, 2003. The adoption of this standard did not have a material impact on our financial results.

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

Our new product and version releases may not be successful and as a result our results of operations could be materially and adversely affected — A substantial portion of our revenues is derived from license sales of new software products and new versions of existing software products. The success of new products and new versions of existing products, including our recently released MX 2004 family of products, depends on the timing, market acceptance and performance of new products or new versions of existing products. In the past we have experienced delays in the development of new products and enhancement of existing products and such delays may occur in the future. If we are unable, due to resource constraints or technological reasons, to develop and introduce products in a timely manner, such inability could have a significantly adverse effect on our results of operations, including, in particular, our quarterly results. In addition, market acceptance of our new product or version releases will be dependent on our ability to include functionality and usability in such releases that address the requirements of customer demographics with which we may have limited prior experience. We must update our existing products and services to keep them current with changing technology, competitive offerings and consumer preferences and must develop new products and services to take advantage of new technologies that could otherwise render our existing products, or existing versions of such products, obsolete. Furthermore, our new product or version releases may contain undetected errors or “bugs,” which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, such releases may not effectively guard against harmful or disruptive codes, including “virus” codes, new versions of which appear periodically, which may target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of market share, diversion of development resources, injury to our reputation and the reputation of our products, or damage to our efforts to build positive brand awareness, any of which could have a material adverse effect on our business, operating results and financial

MACROMEDIA, INC.

condition. If we do not ship new products or new versions of our existing products as planned, if new product or version releases do not achieve adequate market acceptance, or if new products or version releases fail to perform properly, our results of operations could be materially and adversely affected.

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

We face intense competition — We operate in a highly competitive market characterized by market and customer expectations to incorporate new features and to accelerate the release of new products. These market factors represent both opportunities and competitive threats to us. Our development tools compete directly and indirectly with products from major vendors including Microsoft Corporation (“Microsoft”), Corel Corporation and Adobe. Our server software products compete in a highly competitive and rapidly changing market for application server technologies. With respect to those products in our Server Software group, we compete directly with products offered by Microsoft, International Business Machine Corporation, BEA Systems, Inc., Sun Microsystems, Inc. and various open-source or free technologies. Introduction of new products or functionalities in current products by us or by another company may intensify our current competitive pressures. In addition, several of our current and potential competitors have greater financial, marketing, technical and intellectual property resources than we do.

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

Risks associated with international operations — International revenues outside of North America accounted for approximately 40% of our consolidated net revenues during the three months ended September 30, 2003 and 42% in the six months ended September 30, 2003. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products and in some cases, to translate them into foreign languages. In addition, we have and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. International business and operations are subject to a number of special risks, including:

•	foreign government regulation;

•	reduced intellectual property protections;

MACROMEDIA, INC.

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

Additionally, we are uncertain whether the weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation, liquidity problems and political and military hostilities in these regions.

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At September 30, 2003, the net notional amount of forward contracts outstanding amounted to $45.7 million. However, there can be no assurance that such contracts will adequately manage our exposure to currency fluctuations in the long-term, as the average maturity of these foreign exchange forward contracts is less than twelve months.

General economic conditions could adversely affect our operating results — Our operating results have been adversely affected by the general economic slowdown as well as reduced IT and Web developer spending worldwide. The cost-cutting initiatives implemented by some of the users of our products and services may reduce or delay the demand for our products, including our new product or version releases, until the economic conditions significantly improve. In addition, any future general developments that may cause instability in the economy, such as material military engagements may prolong cost-cutting initiatives and deter material increases in spending from our customers.

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

Our operating results are dependent, in part, on our distribution channels — A substantial majority of our revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, hardware and software superstores, retail dealers and OEMs. Although we have not experienced any material problems with our resellers, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. Our ability to effectively distribute products depends in part upon the financial and business conditions of our resellers. In addition, two distributors accounted for approximately 27% and 14%, respectively, of our consolidated net revenues for the three months ended

MACROMEDIA, INC.

September 30, 2003. The loss of or a significant reduction in business with any one of our major international distributors or large U.S. dealers could have a material adverse effect on our business and consolidated results of operations in future periods. Furthermore, the terms of the arrangement with a distributor, OEM or reseller may result in us deferring recognition of revenue from such arrangement due to various factors, including, without limitation, future delivery and other obligations that we may have under such arrangement or failure by such party to comply with the reporting and payment obligations under such arrangement. Our revenues generated through our OEM channels may also be impacted by the marketability and success of the corresponding OEM products.

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

Our dependence on a third-party manufacturer, service providers and developers could negatively affect the availability, success and quality of our products — We rely primarily on a single independent third party to produce and distribute our products. If there is a temporary or permanent disruption of our supply from such manufacturer, we may not be able to replace the supply in sufficient time to meet the demand for our products. Any such failure to meet the demand for our products would adversely affect our revenues and might cause some users to purchase licenses to our competitors’ products to meet their requirements.

In addition, we rely on a limited number of independent third parties to provide support services to our customers. If any of such third-party service providers terminates its relationship with us or ceases to be able to continue to maintain such relationship with us, we may not have sufficient notice or time to avoid serious

MACROMEDIA, INC.

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

We are in the process of implementing a new integrated enterprise resource planning (“ERP”) application which is scheduled to be operational in the first quarter of fiscal 2005. — We are in the process of replacing our existing ERP applications used to support a substantial portion of our worldwide operations with an integrated ERP application from a major enterprise software vendor. This integrated ERP application will support the management of inventory, order processing, shipping and accounting functions. We may not successfully implement this new system and transition data, and even if we do so successfully, the implementation may be much more costly and take longer than we anticipated. Any disruption or delays in the implementation of our new integrated ERP application could prevent us from taking customer orders, shipping products or billing customers which could harm our business and our reputation. In addition, our new ERP application requires the services of employees with extensive knowledge of the specific business application we license and the business environment in which we operate. In order to successfully implement and operate our ERP applications, we must be able to attract new employees and retain a significant number of existing employees. If we fail to attract and retain the highly skilled personnel required to implement, maintain, and operate our ERP applications systems, our business could suffer.

Termination of licenses for technologies from third parties could cause delays, increased costs or reduced functionality that may result in a material reduction in our net revenues — We license and distribute third-party products as bundled with or embedded in our products. If any of these licenses from third parties were terminated or were not renewed, we might not be able to ship our products in which these technologies are bundled or embedded. We would then have to seek an alternative to such third party technology to the extent that such an alternative exists. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products and material reduction in our net revenues.

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

Risk associated with acquisitions — We have entered into business combinations with other companies in the past, including two acquisitions in the fourth quarter of fiscal year 2003 and our acquisition of Allaire in

MACROMEDIA, INC.

fiscal year 2001 and may make additional acquisitions in the future, including, but not limited to, the pending acquisition of eHelp Corporation. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, business strategy, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in dilution to existing stockholders, if stock or stock options are issued, including as contemplated in the pending acquisition of eHelp Corporation, or the assumption of debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations and liquidity. Accordingly, any future acquisitions could result in a material adverse effect on our results of operations.

Adverse economic conditions may affect our ability to sublease vacated portions of properties held under sublease — In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our prior acquisitions and to better align our cost structure with the weaker business environment. During fiscal year 2002, our restructuring expenses included, among others, costs related to canceling or vacating approximately 450,000 square feet of facility space held under our operating leases. We currently lease 387,000 square feet of space in Northern California, under operating leases which expire between 2004 and 2011, of which 144,000 square feet of space is not currently occupied by us and is currently subleased or being marketed for sublease. Furthermore, we lease 348,000 square feet of space in Newton, Massachusetts, which expires in June 2010, of which 262,000 square feet is currently subleased. We also lease 55,000 square feet at a facility in Richardson, Texas, of which 27,000 square feet is currently being subleased. Our restructuring expenses and accruals involves significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through third-party advisors. These estimates include, among others, timing and market conditions of rental payments and sublease income. Any future reductions in operations, including staff reductions, may result in us vacating additional portions of properties held under operating leases prior to the expiration of the corresponding lease agreements. The general adverse economic conditions in the areas in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. If the adverse economic and real estate conditions continue, we may be unable to sublease our excess leased properties at all or on terms acceptable to us, or we may not meet our expected estimated levels of subleasing income and our results of operations could be adversely affected.

System failures or system unavailability could harm our business — We rely on our network infrastructure, internal technology systems and our websites for our development, marketing, operational, support and sales activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, fires, power loss, telecommunication failures, computer viruses and similar events They are also subject to acts of vandalism and to potential disruption by acts or inactions of third parties. Any event that causes failures or interruption in our hardware or software systems could result in disruption in our business operations, loss of revenues or damage to our reputation.

Tax legislation and regulations may increase our expenses and the cost of our products — In October 1998, the Internet Tax Freedom Act (“ITFA”) was signed into law in the United States. Among other things, the ITFA imposed a three-year moratorium on discriminatory taxes on electronic commerce which expired October 20, 2001. In November 2001, the moratorium was extended another two years until November 2003. Following the expiration of the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdiction.

There are also pending changes to consumption taxes in many jurisdictions where the Company conducts business. In particular, the European Union introduced legislation effective July 1, 2003 requiring all non-

MACROMEDIA, INC.

European Union vendors to collect Value Added Tax (“VAT”). VAT is imposed on sales of all electronically supplied software and services including software products, data, and publications. Our efforts to comply with the VAT legislation or any modification to such legislation could require significant enhancements to our systems and increase the cost of selling our products and services into the European Union. Additionally, the effective increase in the total cost of our products that may be effectuated by VAT and similar consumption taxes may decrease the demand for our products.

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

We are subject to intellectual property litigation — From time to time, we are involved in the future in legal disputes relating to the validity or alleged infringement of our, or of a third party’s, intellectual property rights. Intellectual property litigation is typically extremely costly, unpredictable and can be disruptive to our business operations by diverting the attention and energies of our management and key technical personnel. In addition, any adverse decisions, including injunctions or damage awards entered against us, could subject us to significant liabilities, require us to seek licenses from others, prevent us from distributing or licensing certain of our products, or cause severe disruptions to our operations or the markets in which we compete, any one of which could adversely impact our business and results of operations.

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

Legislative actions may cause our operating expenses to increase. — The Sarbanes-Oxley Act of 2002 and newly-proposed or enacted rules and regulations of the SEC or the NASDAQ stock market impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASDAQ, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and, accordingly, adversely affect our results of operations.

Future impairment assessments on certain intangible assets may result in additional impairment charges — In fiscal year 2003, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized, but instead, reviewed at least annually for impairment. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of

MACROMEDIA, INC.

these intangible assets. In particular, if there is (i) a significant and other than temporary decline in the market value of our common stock, (ii) a decrease in the market value of a particular asset and (iii) operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

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

MACROMEDIA, INC.

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

Cash Flow Hedging.    We designate and document foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, we apply hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (loss) (“AOCI”). We record any ineffective portion of the hedging instruments, which was immaterial during the three months ended September 30, 2003, in other income (expense) on our condensed consolidated statements of operations. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to other income (expense) at that time. All values reported in AOCI at September 30, 2003 will be reclassified to earnings in eight months or less. At September 30, 2003, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging.    We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At September 30, 2003, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

MACROMEDIA, INC.

Our outstanding net foreign exchange forward contracts at September 30, 2003 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at September 30, 2003 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount	Weighted Average Forward Rates
	(In millions, except weighted average forward rates)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$13.1	1.12
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	5.6	113.03
British Pound (“GBP”) (contracts to receive U.S. Dollar/pay GBP)	1.1	1.63
Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$16.4	1.15
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	11.1	117.73
British Pound (“GBP”) (contracts to receive GBP/pay U.S. Dollar)	(1.6)	1.56

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

(b)  Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MACROMEDIA, INC.

On and after September 25, 2000, Allaire Corporation (“Allaire”), prior to its acquisition by Macromedia, and certain of Allaire’s officers and directors were named as defendants in several putative class action lawsuits filed in the United States District Court for the District of Massachusetts, each alleging violations of the federal securities laws. On December 5, 2000, the Court consolidated the lawsuits under the caption In re: Allaire Corporation Securities Litig., No 00-CV-11972 (WGY) (“Class Action”), and appointed lead plaintiffs and counsel for the putative class. On February 23, 2001, the lead plaintiffs, on behalf of a putative class defined as those who purchased Allaire stock between January 26, 2000, and September 18, 2000, filed a Corrected Consolidated Class Action Complaint alleging that Allaire, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and are seeking damages, interest, and attorneys’ fees and costs. The defendants filed a motion to dismiss the Class Action. On September 25, 2001, the Court ruled that the complaint in the Class Action did not comply with the pleading standards imposed by the Private Securities Litigation Reform Act of 1995, and permitted plaintiffs to file an amended complaint in accordance with specific requirements imposed by the Court. Plaintiffs filed an amended complaint on November 30, 2001, which asserted similar claims on behalf of a putative class of stockholders who purchased Allaire stock between December 7, 1999 and September 18, 2000. On June 19, 2002 the Court denied defendants’ motion to dismiss the amended complaint, and thereafter set a trial date for the Class Action for November 2003. The parties commenced discovery and thereafter mediated their dispute before a United States Magistrate Judge. On May 21, 2003 and on July 31, 2003, the parties executed a Memorandum of Understanding (“MOU”) and the Stipulation of Settlement, respectively, that set forth the terms of a settlement whereby the plaintiffs agree to dismiss the Class Action and provide a broad release of all claims arising out of their purchase, sale or holding of Allaire stock in exchange for a payment of $12.0 million, $10.5 million of which has been paid by insurers and $1.5 million of which has been paid by Macromedia, in each case, into escrow to be released upon Court approval of the settlement. The $1.5 million settlement payment by Macromedia was recorded as a litigation charge in the fourth quarter of fiscal year 2003. The Court has entered a preliminary order in connection with settlement proceedings which, among other things, conditionally certified a class, ordered that notice be provided to the class, and scheduled a fairness hearing for December 1, 2003. The parties’ settlement is expressly contingent on court approval, which may be withheld or, if provided, may be subject to an appeal to, or reversal by, an appellate court.

On April 11, 2001, Allaire, after it was acquired by Macromedia, Joseph J. Allaire, Jeremy Allaire, David A. Gerth, and David J. Orfao were named as defendants in an additional lawsuit alleging violations of the federal securities laws that was also filed in the United States District Court for the District of Massachusetts, Kassin v. Allaire Corporation, et al., No. 01-10600-WGY (“Kassin”). The complaint in Kassin, filed on behalf of an individual, alleged substantially the same violations of the Securities Exchange Act of 1934 as have been asserted in the Class Action, and additional claims for common law fraud and negligent misrepresentation. Kassin was not subject to the MOU concerning a potential settlement of the Class Action. The parties have entered into a settlement agreement pursuant to which the plaintiffs agreed to dismiss the claims in Kassin and provide a broad release of all claims arising out of their purchase, sale or holding of Allaire stock. The settlement of the claims in Kassin was reached without requiring payment of any settlement consideration by Macromedia. The parties have filed a Stipulation of Dismissal of the claims in Kassin.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

MACROMEDIA, INC.

Item 4.    Submission of Matters to a Vote of Security Holders

The following proposals were submitted to a vote of, and adopted by, stockholders at the 2003 Annual Meeting of Stockholders on July 24, 2003:

1.	Stockholders approved the proposal to elect seven (7) directors for one-year terms. The vote tabulation for individual directors is as follows:

Director	Votes For	Votes Withheld
Robert K. Burgess	51,376,155	3,386,317
John (Ian) Giffen	35,531,197	19,231,275
William H. Harris, Jr.	51,269,251	3,493,221
Robert A. Kotick	50,787,710	3,974,762
Donald L. Lucas	51,270,517	3,491,955
Timothy O’Reilly	51,384,311	3,378,161
William B. Welty	50,770,566	3,991,906

2.	Stockholders adopted the proposal to adopt Macromedia’s 2003 Employee Stock Purchase Plan authorizing the reservation for issuance thereunder of 600,000 shares of common stock of Macromedia by a vote of 50,116,820 for and 4,510,842 against with 134,810 abstentions and no broker non-votes.

3.	Stockholders adopted the proposal to ratify the selection of KPMG LLP as Macromedia’s independent auditors to perform the audit of Macromedia’s financial statements for fiscal year 2004 by a vote of 53,164,822 for and 1,582,773 against with 14,877 abstentions and no broker non-votes.

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

Item 6.    Exhibits and Reports on Form 8-K

(A)  Exhibits.

Exhibit Number		Incorporated by Reference		Filed Herewith
	Exhibit Description	Form	Date Filed

3.01	Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.02	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	August 20, 2001

3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.04	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Secretary of State of the State of Delaware on October 26, 2001.	8-A	October 26, 2001

MACROMEDIA, INC.

Exhibit Number		Incorporated by Reference		Filed Herewith
	Exhibit Description	Form	Date Filed

3.05	Registrant’s amended and restated Bylaws effective May 3, 2001.	10-K	June 11, 2001

4.01	Rights Agreement dated October 25, 2002 between Registrant and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Rights to Purchase Preferred Shares, and as Exhibit C the Form of Rights Certificate.	8-A	October 26, 2001

10.01	Macromedia, Inc. 1993 Employee Stock Purchase Plan, as amended to date. *	S-8	January 18, 2002

10.02	Macromedia, Inc. 2001 Employee Stock Purchase Plan. *	S-8	January 18, 2003

10.03	Macromedia, Inc. 2003 Employee Stock Purchase Plan. *	S-8	July 30, 2003

10.04	1992 Equity Incentive Plan, as amended to date. *	10-Q	August 3, 2001

10.05	1993 Directors Stock Option Plan, as amended to date. *	10-Q	August 3, 2001

10.06	Allaire Corporation 1997 Stock Incentive Plan. *	S-8	August 17, 2000

10.07	Allaire Corporation 1998 Stock Incentive Plan. *	S-8	August 17, 2001

10.08	Allaire Corporation 2000 Stock Incentive Plan. *	S-8	August 17, 2001

10.09	Andromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.10	Macromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.11	Macromedia, Inc. 2002 Equity Incentive Plan. *	S-8	August 21, 2002

10.12	Option Agreement for 601 Townsend Street, San Francisco, California, dated July 16, 2003, by and between the Registrant and Baker Hamilton Properties, LLC.	8-K	August 19, 2003

10.13	Option Agreement for 625 Townsend Street, San Francisco, California, dated July 16, 2003, by and between the Registrant and Townsend 625, LLC.	8-K	August 19, 2003

10.14	Option Agreement for 650 King Street, San Francisco, California, dated July 16, 2003, by and between the Registrant and Baker Hamilton Properties, LLC.	8-K	August 19, 2003

10.15	First Amendment, dated August 14, 2003, to Option Agreement for 601 Townsend Street, San Francisco, California by and between the Registrant and Baker Hamilton Properties, LLC.	8-K	August 19, 2003

10.16	First Amendment, dated August 14, 2003, to Option Agreement for 625 Townsend Street, San Francisco, California by and between the Registrant and Townsend 625 LLC.	8-K	August 19, 2003

MACROMEDIA, INC.

Exhibit Number		Incorporated by Reference		Filed Herewith
	Exhibit Description	Form	Date Filed

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*	Represents a management contract or compensatory plan or arrangement.

(B)  Reports on Form 8-K.

On August 19, 2003, the Company submitted a current report on Form 8-K in connection with the Company’s purchase, and exercise of options to purchase, the real property of three contiguous buildings in San Francisco, California.

MACROMEDIA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2003	MACROMEDIA, INC.

	By:	/s/ ROBERT K. BURGESS
Robert K. Burgess Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ELIZABETH A. NELSON
Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)