Form 10-Q
period 2003-12-31
MACROMEDIA INC
filed 2004-02-02
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 000-22688

MACROMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3155026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 69.1 million shares of Common Stock, $0.001 par value per common share, outstanding on January 26, 2004, including 1.8 million shares held in treasury.

MACROMEDIA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2003

MACROMEDIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$85,523	$96,831
Short-term investments	177,599	118,755
Accounts receivable, net of allowance for doubtful accounts of $1,986 and $3,174 as of December 31, 2003 and March 31, 2003, respectively	37,225	27,610
Inventory	776	1,216
Restricted cash	9,530	—
Prepaid expenses and other current assets	14,425	12,330
Deferred income taxes	10,314	10,314

Total current assets	335,392	267,056
Property and equipment, net	46,352	34,856
Goodwill, net	242,260	201,392
Other intangible assets, net	14,235	4,526
Restricted cash, non-current	15,358	11,412
Other non-current assets	10,168	8,181

Total assets	$663,765	$527,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,875	$6,714
Accrued liabilities	64,664	39,441
Current income taxes payable	10,869	10,294
Accrued restructuring	7,781	11,024
Deferred revenues	37,505	33,916

Total current liabilities	125,694	101,389

Accrued restructuring, non-current	13,131	20,064
Other non-current liabilities	6,360	6,440

Total liabilities	145,185	127,893

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of December 31, 2003 and March 31, 2003	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 68,950 and 62,965 shares issued as of December 31, 2003 and March 31, 2003, respectively	69	63
Treasury stock, at cost: 1,818 shares as of December 31, 2003 and March 31, 2003	(33,649)	(33,649)
Additional paid-in capital	844,165	751,134
Accumulated other comprehensive income (loss)	(378)	417
Accumulated deficit	(291,627)	(318,435)

Total stockholders’ equity	518,580	399,530

Total liabilities and stockholders’ equity	$663,765	$527,423

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net revenues	$94,845	$83,159	$267,780	$253,319

Cost of revenues:

Cost of net revenues	7,639	8,700	22,703	27,882

Amortization and impairment of acquired developed technology	405	167	1,043	21,498

Total cost of revenues	8,044	8,867	23,746	49,380

Gross profit	86,801	74,292	244,034	203,939

Operating expenses:

Sales and marketing	41,101	36,046	113,975	108,916

Research and development	21,316	20,967	67,898	71,013

General and administrative	9,177	7,731	27,454	28,105

Amortization and impairment of intangible assets	266	247	760	2,960

Write-off of acquired in-process technology	2,010	—	2,010	—

Total operating expenses	73,870	64,991	212,097	210,994

Operating income (loss)	12,931	9,301	31,937	(7,055)

Other income (expense), net:

Interest income	939	1,021	2,671	3,259

Gain on investments and other, net	82	1,602	927	852

Litigation settlements	—	(2,500)	—	322

Other, net	(401)	(72)	(781)	(423)

Total other income, net	620	51	2,817	4,010

Income (loss) before income taxes	13,551	9,352	34,754	(3,045)

Provision for income taxes	3,293	1,065	7,946	2,315

Net income (loss)	$10,258	$8,287	$26,808	$(5,360)

Net income (loss) per common share:
Basic	$0.16	$0.14	$0.42	$(0.09)

Diluted	$0.15	$0.14	$0.39	$(0.09)

Weighted average common shares outstanding used in calculating net income (loss) per common share:

Basic	64,910	60,330	63,270	59,980

Diluted	70,430	61,370	68,760	59,980

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended December 31,
	2003	2002
Cash flows from operating activities:

Net income (loss)	$26,808	$(5,360)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,721	21,042
Impairment of long-lived assets, including intangible assets	62	19,018
Acquired in-process research and development	2,010	—
Gain on investments and other, net	(927)	(852)
Change in operating assets and liabilities, net of business combinations:

Accounts receivable, net	(7,767)	(2,185)

Prepaid expenses and other current assets	(1,238)	6,905

Accrued liabilities and accounts payables	4,755	(1,636)

Accrued restructuring	(10,176)	(8,993)

Deferred revenues	2,167	3,224

Net cash provided by operating activities	29,415	31,163

Cash flows from investing activities:

Cash acquired in business combination net of cash paid and acquisition costs	10,279	—

Increase in restricted cash related to acquisition of eHelp	(14,366)	—

Purchases of property and equipment, net of property and equipment received in business combination	(23,048)	(4,816)

Proceeds from sales and maturities of available-for-sale short-term investments	160,182	108,996

Purchases of available-for-sale short-term investments	(219,321)	(65,109)

Other, net	(516)	6,649

Net cash provided by (used in) investing activities	(86,790)	45,720

Cash flows from financing activities:

Proceeds from issuance of common stock	46,067	11,915

Net cash provided by financing activities	46,067	11,915

Net increase (decrease) in cash and cash equivalents	(11,308)	88,798

Cash and cash equivalents, beginning of period	96,831	66,874

Cash and cash equivalents, end of period	$85,523	$155,672

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations

Macromedia, Inc. (the “Company” or “Macromedia”) provides software that enables software and website developers, website designers and business users to create and more effectively deliver content to users through the Internet, fixed media, wireless and digital devices. The Company’s integrated family of technologies enables the development of a wide range of digital experiences including websites, rich media content and Internet applications across multiple platforms and devices.

The Company sells its products through a worldwide network of distributors, value-added resellers (“VARs”), its own sales force and its websites. In addition, Macromedia derives revenues from software maintenance and technology licensing agreements, including licensing agreements with original equipment manufacturers (“OEM”s), device manufacturers and media carriers.

2.	Reclassifications

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, a reclassification was made on the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2002 to include the amortization and impairment of acquired developed technology as a component of cost of revenues. Historically, the Company had classified the amortization and impairment of acquired developed technology as a component of operating expenses. As a result of the reclassification, reported amounts for cost of revenues increased and operating expenses decreased by $0.2 million and $21.5 million for the three and nine months ended December 31, 2002, respectively.

Certain other reclassifications have been made to the condensed consolidated statements of operations as of December 31, 2002 and for the three and nine months then ended to conform to the presentation at December 31, 2003. These include the Company’s adoption of two accounting pronouncements in fiscal year 2003 which resulted in reclassifications to net revenues for shipping and handling fees billed to customers, which previously were recorded as a reduction of cost of revenues, and certain out-of-pocket expenses reimbursed by customers, which previously were recorded as a reduction of operating expenses. These reclassifications did not impact the Company’s previously reported net income (loss) but increased net revenues by $0.6 million and $1.6 million for the three and nine months ended December 31, 2002, respectively.

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

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

fiscal year ended March 31, 2003. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results for the fiscal year ending March 31, 2004 or any other future periods.

Software Revenue Recognition.    The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

Revenues recognized from software licenses are recognized upon shipment provided that persuasive evidence of an arrangement exists, collection of the resulting receivables is deemed probable and the payment terms are fixed and determinable. The Company also maintains allowances for anticipated product returns and rebates to distributors. Revenues from consulting, training and other services are generally recognized as the services are performed. When shrink-wrap software licenses are sold together with services, revenues are allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, maintenance, support and training.

The determination of fair value is based on objective evidence that is specific to the Company, commonly referred to as vendor-specific objective evidence (“VSOE”). Fair value for the Company’s software products, maintenance, support and training is based on prices charged when the element is sold separately. In certain instances where an element has not been sold separately and the VSOE of fair value is unavailable, fair value is established by a price determined by the Company’s management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If the only remaining undelivered element is maintenance and support, revenue for all elements would be recognized ratably over the period of maintenance and support. If in a multiple element arrangement, fair value does not exist for one or more of the delivered elements in the arrangement, but fair value does exist for all undelivered elements, then the residual method of accounting is applied. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

Fees from volume licenses are recognized as revenues upon shipment provided that all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable and the arrangement does not involve services that are essential to the functionality of the software. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment of the licenses is not dependent upon the performance of consulting services. Revenues from maintenance and support are recognized on a straight-line basis over the term of the contract.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During periods of product transition when upgraded versions of existing products are being introduced and released for commercial shipment, we provide eligible end-user customers who purchase the older product version during a specified time frame the right to receive the upgrade version of the licensed product at no additional charge. Such transactions are multiple-element arrangements under which we defer revenue equal to the fair value of the specified upgrade, reduced by the estimated percentage of customers who will not exercise the upgrade right in the specified time period. Estimates of customers not exercising the upgrade right are based upon historical analyses. The actual percentage of customers not exercising the upgrade right has been materially consistent with our estimates.

For desktop software products, the Company offers complimentary 90-day technical support to end-user customers who have registered their products via e-mail or over the phone. This cost is included as part of the initial license fee charged to the customer. The Company has determined that the cost to provide this support is insignificant. In addition, no product updates are provided during this period. As a result, the Company does not defer any portion of the license fee related to this support.

Stock-Based Compensation.    In fiscal year 2003, the Company adopted the disclosure provisions in Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for its stock option plans and employee stock purchase plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and allowed by SFAS No. 148. Pursuant to SFAS No. 148, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use a fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined consistently with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income (loss):
As reported	$10,258	$8,287	$26,808	$(5,360)
Stock-based compensation costs, net of taxes, included in the determination of net income (loss)	—	84	—	281
Stock-based compensation costs, net of taxes, that would have been included in the determination of net income (loss) had the fair value-based method been applied to all awards	(20,186)	(21,306)	(66,776)	(64,761)

Pro forma net loss	$(9,928)	$(12,935)	$(39,968)	$(69,840)

Basic net income (loss) per common share:
As reported	$0.16	$0.14	$0.42	$(0.09)

Pro forma	$(0.15)	$(0.21)	$(0.63)	$(1.16)

Diluted net income (loss) per common share:
As reported	$0.15	$0.14	$0.39	$(0.09)

Pro forma	$(0.15)	$(0.21)	$(0.63)	$(1.16)

The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of the Company’s stock options, warrants and Employee Stock Purchase Plan (“ESPP”) purchase rights granted under its stock-based compensation plans were estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for grants during the three and nine months ended December 31, 2003 and 2002.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Weighted average risk free rate—stock option plans	2.74%	2.38%	2.54%	2.76%
Weighted average risk free rate—ESPP	1.43%	1.41%	1.43%	1.41%
Expected life of stock options (years)	3.5	3.5	3.5	3.5
Expected life of ESPP shares (years)	0.5-2.00	0.5-2.00	0.5-2.00	0.5-2.00
Expected volatility—stock option plans	84%	87%	84%	87%
Expected volatility—ESPP	82%	87%	82%	87%
Expected dividend yield	0%	0%	0%	0%

4.	Business Combination

On December 19, 2003, the Company acquired all of the outstanding stock of privately-held eHelp Corporation (“eHelp”), a provider of rich media help authoring software applications. By combining eHelp solutions with the Macromedia authoring family and with its business solutions products, developers will be able to create and deliver rich user assistance and tutorial content. The purchase price of eHelp was $65.7 million, including direct transaction costs of approximately $0.7 million. The purchase price was comprised of the issuance of approximately 2.4 million shares of the Company’s common stock valued at $42.3 million (based on the average of the closing prices of the Company’s common stock on the date the number of shares to be issued was determined and the two trading days before and the two trading days after such date), $18.4 million in cash, of which $4.9 million was paid, the balance of which remains payable subject to certain indemnification obligations of eHelp, and the assumption of converted options to purchase 423,000 shares of the Company’s common stock with a Black-Scholes fair value of $4.3 million. The corresponding obligations have been included in current liabilities as acquisition-related accrued liabilities. In connection with the acquisition, the Company acquired net tangible assets of $8.2 million, including $15.2 million of cash. The acquisition was recorded using the purchase method of accounting. The results of eHelp’s operations were combined with those of the Company from the date of acquisition and were not material for the three and nine months ended December 31, 2003.

The preliminary purchase price has been allocated based on the estimated fair value of net tangible assets and appraised values of intangible assets acquired as follows (in thousands):

Net tangible assets of eHelp	$8,195
Acquired in-process research and development	2,010
Acquired developed technology	9,466
Trade name and customer list	2,046
Goodwill	44,014

Total purchase price	$65,731

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The acquired net tangible assets of eHelp were allocated in the accompanying condensed consolidated balance sheets as follows (in thousands):

Cash	$15,179
Accounts receivable	1,849
Property and equipment and other	962
Accounts payable and accrued liabilities	(9,795)

Net tangible assets acquired	$8,195

The value allocated to developed technology and trade name and customer list will be amortized over four years. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. The value allocated to goodwill of $44.0 million will not be amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (see Note 6) and is attributable to the premium paid for the opportunity for enhanced revenue growth in the automated user assistance software market. Pro forma information has not been provided as the acquisition is not material to the Company’s consolidated operating results.

5.	Purchase of Land and Buildings

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

The Company purchased two of the three properties for $14.7 million during August 2003, funding the purchase with available cash. Of these properties, the parking structure was placed into service during the three months ended September 30, 2003 and is being depreciated over an estimated useful life of 40 years. The second property, an office building, has been recorded in construction in process, on the Company’s condensed consolidated balance sheet within property and equipment, net, as the Company prepares the structure for future occupancy. For the third property, the Company deposited $2.7 million into escrow, and will fund the remaining $37.6 million of the purchase price with available cash upon closing, which is anticipated to occur on or before April 30, 2004. These properties will also be depreciated over an estimated useful life of 40 years.

6.	Goodwill and Other Intangible Assets

In fiscal year 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and no longer amortizes goodwill, which had a net book value of $242.3 million and $201.4 million at December 31, 2003 and March 31, 2003, respectively. The Company continues to amortize its other intangible assets, including acquired developed technologies, over their estimated useful lives. The amortization of acquired developed technologies, which is a component of cost of revenues, was $0.4 million and $0.2 million during the three months ended December 31, 2003 and 2002, respectively. During the nine months ended December 31, 2003 and 2002, the amortization of acquired developed technology was $1.0 million and $5.8 million, respectively. The amortization of other intangible assets, excluding acquired developed technology, was $0.3 million and $0.2 million during the three months ended December 31, 2003 and 2002, respectively, and $0.8 million and $1.3 million during the nine months ended December 31, 2003 and 2002, respectively.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

At December 31, 2003 and March 31, 2003, intangible assets consisted of the following (in thousands):

	December 31, 2003			March 31, 2003
	Gross Amount after Impairment	Accumulated Amortization	Net	Gross Amount after Impairment	Accumulated Amortization	Net
Amortizable Intangible Assets:
Acquired developed technology	$29,630	$(18,816)	$10,814	$20,165	$(17,773)	$2,392
Trade names, trademarks, and other intangible assets	8,158	(4,737)	3,421	6,111	(3,977)	2,134

	37,788	(23,553)	14,235	26,276	(21,750)	4,526

Unamortizable Intangible Assets:
Goodwill	242,260	—	242,260	201,392	—	201,392

	$280,048	$(23,553)	$256,495	$227,668	$(21,750)	$205,918

During the nine months ended December 31, 2002, the Company performed an impairment analysis on the acquired developed technology asset associated with its fiscal year 2001 acquisition of Allaire Corporation (“Allaire”) under the guidance of SFAS No. 86. As a result of this analysis, the Company recorded an impairment charge of $15.7 million, which represented the amount by which the carrying value of the acquired developed technology asset exceeded its fair value, using the asset’s net realizable value as the fair value. As a result of this impairment, the Company also performed an impairment analysis on the trade name associated with the Allaire acquisition under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This analysis resulted in an impairment charge of $1.7 million, which primarily represented the amount by which the carrying value of the ColdFusion trade name intangible asset exceeded its fair value, estimated by calculating its discounted cash flows.

At December 31, 2003, the goodwill balance increased by $40.9 million from the March 31, 2003 balance of $201.4 million. The increase was due to an addition of $44.0 million related to the December 2003 acquisition of eHelp, offset by a $3.1 million reduction in goodwill related to the utilization of various tax assets resulting from a business combination conducted in prior periods. Because these tax benefits had been fully reserved when initially recorded, SFAS No. 109, Accounting for Income Taxes, requires that recognition of such benefit be reflected as a reduction of goodwill rather than a reduction to the Company’s provision for income tax.

The following table summarizes the estimated future amortization charges from the Company’s amortizable intangible assets at December 31, 2003 (in thousands):

Fiscal Year:	Estimated Amortization Expense
Remainder of 2004	$1,285
2005	3,942
2006	3,837
2007	3,116
2008	2,055

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Restructuring

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

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with its fiscal year 2001 acquisition of Allaire and to better align its cost structure with the weaker business environment, which resulted in restructuring charges totaling $81.8 million, included in operating expenses.

Details of the accrued restructuring balances and payment activity recorded during the nine months ended December 31, 2003 are presented in the following table (in thousands):

	March 31, 2003	Cash Payments	December 31, 2003
Facilities	$30,827	$(9,915)	$20,912
Severance and related costs	261	(261)	—

	$31,088	$(10,176)	$20,912

At December 31, 2003, future minimum gross lease obligations for the Company’s restructured facilities extending through fiscal year 2011 amounted to $73.3 million. The accrued restructuring balance at December 31, 2003 also reflects future sublease income of $40.7 million to be received under contractual sublease arrangements and estimated future sublease income of $11.7 million.

8.	Foreign Exchange Forward Contracts

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

Cash Flow Hedging.    The Company designates and documents foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, applies hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (loss) (“AOCI”) on its Condensed Consolidated Balance Sheets. The Company records any ineffective portion of the hedging instruments in other income (expense), net on its condensed consolidated statements of operations, which amounts were immaterial during the three and nine months ended December 31, 2003 and 2002. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from AOCI to revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to other income (expense) at that time. All amounts reported in AOCI at December 31, 2003 will be reclassified to operations in eight months or less. At December 31, 2003, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table depicts cash flow hedge accounting activity as a component of AOCI for the nine months ended December 31, 2003 (in thousands):

Balance at March 31, 2003 (unrealized gain)	$41
Net loss on cash flow hedges	(1,567)
Reclassifications to net revenues	1,195
Reclassifications to operating expenses	(195)

Balance at December 31, 2003 (unrealized loss)	$(526)

Balance Sheet Hedging.    The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of other income (expense), net on its Condensed Consolidated Statements of Operations. These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At December 31, 2003, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

9.	Gain on Investments and Other, Net

The Company has recognized gains and losses on its publicly-traded and privately-held investments and on the sale of acquired technology as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Gain on investments and other, net:
Impairment charges to publicly-traded equity securities	$—	$—	$—	$(403)
Impairment charges to privately-held equity securities	—	—	—	(400)
Gains on sales of publicly-traded equity securities	82	—	829	—
Gains from privately-held equity securities	—	602	98	655
Gain on the sale of acquired technology	—	1,000	—	1,000

Gain on investments and other, net	$82	$1,602	$927	$852

The Company has held common stock in publicly-traded companies that are accounted for as available-for-sale investments. It is the Company’s accounting policy to record impairment losses on investments in publicly-traded equity securities when it is determined that there has been a decline in the fair market value of the investment that is other-than-temporary. The Company has recorded realized gains upon the subsequent sales of these publicly-traded equity securities determined as the difference between the market (sales) price and the carrying value. At December 31, 2003, the Company had no remaining publicly-traded equity securities.

The Company has also historically held investments in the common and preferred stock of certain privately-held companies that are accounted for under the cost method, reviewing such investments for factors which indicate that declines in value may be other-than-temporary and recording impairment charges when declines in value are deemed to be other than temporary. These factors include evaluating, as available, the cash flows and profitability of the investee, general economic conditions, trends in the investee’s industry and trends in publicly-traded peers of the investee. Gains from privately-held equity securities are recorded at the time the investments

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

are sold if such investments are sold at a value exceeding the carrying value and/or upon the receipt of cash proceeds from distributions made by the entity. At December 31, 2003 and 2002, the Company held various interests in privately-held companies for which no carrying value was recorded on the Company’s Condensed Consolidated Balance Sheet.

10.	Litigation Settlements

In July 2002, the Company entered into a settlement agreement with Adobe Systems, Inc. (“Adobe”), whereby the outstanding patent claims between the parties were dismissed with prejudice. Accordingly, the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2002 reflects the reversal of $2.8 million in damages originally awarded to Adobe and recorded by the Company in its fiscal year 2002 consolidated financial statements. Offsetting this amount, the Company reached a settlement in the amount of $2.5 million with RLI Corporation in the nine months ended December 31, 2002.

11.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the treasury stock method by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period plus potentially dilutive common shares from outstanding options and warrants to purchase common stock. The following table sets forth the reconciliations of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Basic and Diluted Net Loss Per Common Share Computation:
Numerator:
Net income (loss)	$10,258	$8,287	$26,808	$(5,360)

Denominator:
Basic weighted average number of common shares outstanding*	64,910	60,330	63,270	59,980
Effect of dilutive securities:
Weighted average stock options and ESPP shares	5,520	1,040	5,490	—

Diluted weighted average number of common shares outstanding	70,430	61,370	68,760	59,980

Basic net income (loss) per common share	$0.16	$0.14	$0.42	$(0.09)

Diluted net income (loss) per common share	$0.15	$0.14	$0.39	$(0.09)

*	Weighted average treasury shares are excluded from the computation of the basic weighted average number of common shares outstanding

At March 31, 2003 and December 31, 2003, the Company has classified 1.8 million shares of its common stock as treasury stock. These shares were previously repurchased on the open market. These shares are recorded at cost and are shown as a reduction of stockholders’ equity and excluded from the basic weighted-average number of common shares outstanding.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The table below presents potentially dilutive securities that are excluded from the diluted net income (loss) per common share calculation because their effects would be antidilutive (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Antidilutive securities—weighted average shares	1,742	14,403	1,769	16,553
Weighted average exercise price of antidilutive securities	$29.06	$17.53	$28.88	$16.24
Average fair value of common stock during the period	$21.15	$10.40	$20.52	$12.26

Under the treasury stock method, stock options with exercise prices exceeding the average fair value of the Company’s common stock during the period are excluded from the diluted earnings per share computation. All outstanding stock options during the nine months ended December 31, 2002 were excluded from the diluted earnings per share computation because the Company reported net losses for that period.

12.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on short-term investments classified as available-for-sale, and unrealized gains and losses associated with the Company’s cash flow hedges. The following table sets forth the calculation of comprehensive income (loss), net of tax (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income (loss)	$10,258	$8,287	$26,808	$(5,360)
Unrealized gain (loss) on short-term investments, net of tax	(213)	251	(228)	468
Unrealized gain (loss) from cash flow hedges, net of tax	(56)	(298)	(567)	(364)

Comprehensive income (loss)	$9,989	$8,240	$26,013	$(5,256)

13.	Segment Reporting and Significant Customers

The Company operates in one business segment, the Software segment. The Company’s Software segment provides software that enables software and website developers and designers and business users to create and more effectively deliver content to users through the Internet, fixed media, wireless and digital devices. The Company’s chief executive officer is the chief operating decision maker and evaluates operating segment performance based on the net revenues and total operating expenses of the Software segment. As such, the Company’s Software segment performance reflects the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2003 and 2002.

Distributors comprise a significant portion of the Company’s revenues and accounts receivable. During the three months ended December 31, 2003, sales to two distributors accounted for approximately 21% and 10% of consolidated net revenues. During the nine months ended December 31, 2003, sales to the same two distributors accounted for 22% and 12% of consolidated net revenues. At December 31, 2003, receivable balances from these two distributors accounted for 22% and 9% of the Company’s gross accounts receivable balance outstanding.

During the three and nine months ended December 31, 2002, sales to one distributor accounted for approximately 30% and 29% of consolidated net revenues, respectively. At March 31, 2003, receivable balances from two distributors accounted for 16% and 10% of the Company’s gross accounts receivable balance.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.	Commitments and Contingencies

Macromedia’s principal commitments at December 31, 2003 consisted of obligations under purchase commitments, operating leases for facilities and letter of credit arrangements.

Purchase commitments.    In August 2003, the Company exercised its option to purchase certain real property, including land, buildings and related improvements, in San Francisco, California, for a total purchase price of $55.0 million. The new facilities, which are in immediate proximity to the Company’s current headquarters, consist of a parking structure and two office buildings. The Company has funded the purchase prices for two of these properties with available cash and the title of these properties was transferred to the Company as of August 2003. For the third property, the Company has deposited $2.7 million into escrow, and will fund the remaining $37.6 million of the purchase price with available cash upon closing of the purchase and upon transfer of title, which is anticipated to occur on or before April 30, 2004 (see Note 5).

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

Future minimum payments under operating leases with an initial term of more than one year and future minimum sublease income are summarized as follows (in thousands):

	Summary of Contractual Lease Obligations			Minimum Gross Lease Obligations Included in Accrued Restructuring
Fiscal Year:	Minimum Gross Lease Obligations	Sublease Income	Net Lease Obligations
Remainder of 2004	$7,276	$(1,980)	$5,296	$3,699
2005	26,931	(8,051)	18,880	13,927
2006	24,289	(7,454)	16,835	12,901
2007	20,399	(6,422)	13,977	10,956
2008	20,032	(5,443)	14,589	10,467
Thereafter	43,635	(11,354)	32,281	21,328

	$142,562	$(40,704)	$101,858	$73,278

The Company recorded rent expense of $3.4 million for the three months ended December 31, 2003 and 2002, respectively. Rent expense during the nine months ended December 31, 2003 and 2002 was $10.1 million and $10.2 million, respectively. During the three and nine months ended December 31, 2003 and 2002, no sublease income was recorded as an offset to rent expense, as the sublease income received was applied against the Company’s accrued restructuring balance.

Letters of Credit.    The Company obtained letters of credit from financial institutions totaling approximately $9.4 million and $11.8 million as of December 31, 2003 and March 31, 2003, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Restricted Cash.    The Company pledged as security in trust for certain of the letters of credit approximately $9.5 million and $10.9 million in cash as of December 31, 2003 and March 31, 2003, respectively.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

These funds were invested in money market funds and were classified as restricted cash in the Company’s Condensed Consolidated Balance Sheets. At December 31, 2003, $2.5 million of $9.5 million was classified as short-term restricted cash as the term of the secured letter of credit was less than one year. At December 31, 2003, the Company also had $15.4 million held in a money market fund as a security against remaining payment obligations related to certain business combinations, primarily the December 2003 acquisition of eHelp. At December 31, 2003, $7.0 million of $15.4 million was classified as short-term restricted cash as the related secured payment obligations are expected to be resolved within one year. At March 31, 2003, the Company had $0.5 million held in a money market fund as a security against remaining payment obligations related to certain business combinations completed in fiscal year 2003.

Intellectual Property Indemnification Obligations.    The terms of the Company’s agreements with its customers, including OEMs, generally provide for a limited indemnification of such customers against losses, expenses and liabilities arising from third-party claims based on alleged infringement by the Company’s products of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for, such indemnification obligations and generally include a right to replace an infringing product. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with our customers, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2003. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

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

Overview

Macromedia provides software that enables software and website developers, website designers and business users to create and more effectively deliver content to users through the Internet, fixed media, wireless and digital devices. Our integrated family of technologies enables the development of a wide range of digital experiences including websites, rich media content and internet applications across multiple platforms and devices.

A substantial portion of our revenues is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, value-added resellers (“VARs”), electronic commerce through our websites, OEMs, hardware and software superstores and retail dealers.

We have three broad families of products which address our market opportunities, which are Designer/development, Information Convenience, and Mobile. In September 2003, we released new versions of our three major Designer/development tools comprising the Macromedia Studio suite of products, Macromedia Studio MX 2004, as further discussed below. English language versions were released as of September 30, 2003; non-English language versions were released during the three months ended December 31, 2003.

On December 19, 2003, we completed our acquisition of privately-held eHelp Corporation (“eHelp”), a provider of rich media help authoring software applications. eHelp’s products, RoboHelp, RoboDemo, and RoboInfo will be integrated into our family of products. The results of eHelp’s operations are combined with those of the Company from the date of acquisition and were not material for the three and nine months ended December 31, 2003.

Our Designer and Development Products.

Our designer and development products provide development tools, server and client software for cost-effectively building websites and Internet applications. A substantial portion of our revenues are derived from licensing our software products, which are now included in the Macromedia MX product family. The products in the MX product family are specifically designed to work together through functional integration and a shared user interface. The Macromedia MX family of products is comprised of Development Tools, Server Software and Client Software identified below.

•

Our Development Tools provide a broad range of capabilities for building Internet solutions including websites, Web applications and rich Internet applications. In September 2003, we released new English

MACROMEDIA, INC.

language versions of our MX family of development tools products which include Dreamweaver MX 2004, Flash MX 2004 and Fireworks MX 2004. These products are licensed individually and together in a suite, Studio MX 2004, which also includes FreeHand MX and a license of Windows-based ColdFusion MX Server 6.1 Developer Edition. Studio MX 2004 is also available with the new Flash MX Professional 2004 for advanced users. During the three months ended December 31, 2003, these products were launched in Europe and Asia in local language versions. In addition to the MX products, we license several tools that are market leaders in their respective categories including Director MX for multimedia development and Authorware for creating computer-based training solutions.

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

Our Information Convenience Products.

Our Information Convenience family of products enables non-technical business users to create and deliver information without intricate technical training. The products in this family include Macromedia Contribute, which is targeted at knowledge workers and content contributors; Macromedia Central, a new environment that gives people the ability to interact with distributed information via XML and web services beyond the browser; Macromedia Flash Communication Server MX, which provides rich interactive media experiences on the Internet by integrating audio and video applications directly into websites; and Macromedia Breeze, introduced at the end of fiscal year 2003, which enables non-technical business users to educate, train and inform customers using Macromedia Flash and Microsoft PowerPoint to author their content.

Our Mobile Solutions Products.

This software product family is targeted at device manufacturers, carriers and media networks. The products in the Mobile group are Embedded Flash Player and Flash Lite. These products leverage Macromedia Flash MX, which combines sophisticated multimedia and powerful application development features, making it easy for Flash designers and developers to deliver both engaging consumer content and rich mobile business applications to a wide range of Internet-enabled devices and platforms—from mobile phones to personal digital assistants (PDAs), organizers, set-top boxes and game machines. Our Mobile products provide device manufacturers and carriers with the ability to design for next-generation Internet-enabled devices while effectively targeting the Flash Player version supported on the device.

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

MACROMEDIA, INC.

Allowance for sales returns.    The primary sales channels through which we sell our boxed and volume-license products throughout the world are a network of distributors and product resellers, commonly referred to as value-added resellers (“VARs”). Agreements for boxed products with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Product returns are recorded as a reduction of net revenues. Current product returns for stock rotation from distributors are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding the amount of the requested return. Distributors may typically return 100% of their inventory balance of obsolete products within a limited time after the release of a new version of such software. Under the terms of our distribution agreements, authorized returns of obsolete products require a new order from such distributor at an amount not less than the amount of the requested return. Sales of our volume-licensed products generally do not contain return privileges. Products purchased directly from us by end-users, including sales from our on-line stores, have 30-day return rights. As part of our revenue recognition practices, we have established an allowance for sales returns based upon estimated and known returns.

We review our allowance for sales returns on an ongoing basis. In estimating our allowance for sales returns, we evaluate the following factors:

•	Historical product returns and inventory levels on a product-by-product basis for each of our primary sales regions;

•	Current inventory levels and sell-through data on a product-by-product basis as reported to us by our distributors worldwide on a weekly or monthly basis;

•	Our demand forecast by product in each of our principal geographic markets, which is impacted by our product release schedule, seasonal trends, analyses developed by our internal sales and marketing organizations and analysis of third party market data;

•	General economic conditions, specifically in the markets we serve; and

•	Trends in our accounts receivable.

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

In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and VARs in order to maintain inventory levels deemed by management to be appropriate. We generally estimate our allowance for sales returns based on channel inventory levels between four to six weeks of expected sales by our first-tier distributors and VARs, based on the criteria noted above. We make these estimates based on channel inventory and sell-through information that we obtain principally from our first-tier distributors and VARs. Product returns from our first-tier distributors and VARs are also impacted by actual product returns they receive directly from lower tiers of distribution for which we receive limited inventory and sell-through information. In addition, our estimates are based on historical product returns and channel inventory levels on a product-by-product basis for each of our primary sales regions. Accordingly, actual product returns in future periods may differ from our estimates and may have a material adverse effect on our net revenues and consolidated results of operations due to factors including, but not limited to, market conditions and product release cycles. At December 31, 2003, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

MACROMEDIA, INC.

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

We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable, and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot ensure that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and reduce our reported net income in future periods. Distributors account for a significant portion of our net revenues and accounts receivable and comprise several individually large accounts, two of which represented 21% and 10% of our consolidated net revenues during the three months ended December 31, 2003 and 22% and 12% of our consolidated net revenues during the nine months ended December 31, 2003 and 22% and 9% of our gross accounts receivable at December 31, 2003. If the credit exposure associated with a large distributor relationship deteriorated, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses related to any particular industry or geographic region.

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

Our restructuring expenses and accruals involved significant estimates made by management using the best information available at the time that the estimates were made, some of which has been obtained and verified through real estate brokers. These estimates include: facility exit costs such as demise and lease termination costs; timing and market conditions of rental payments and estimated sublease income; and any fees associated with our restructuring expenses, such as brokerage fees.

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, market data in order to estimate the likelihood, timing, term and lease rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control and include future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts, Northern California, Bracknell, United Kingdom, and to a lesser extent in Richardson, Texas and Minneapolis, Minnesota. In addition, our restructuring estimates for facilities could be adversely impacted by the financial condition of sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement. At December 31, 2003, we estimated future sublease income of $11.7 million in connection with restructured facilities held under operating leases. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our condensed consolidated balance sheet at December 31, 2003. Actual results may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual which will impact our operating results in future periods.

MACROMEDIA, INC.

The commercial real estate markets where we have significant operating lease obligations, notably the Newton, Massachusetts commercial real estate market, may continue to experience weakening demand and excess capacity. At December 31, 2003, our future minimum lease obligation for the portion of the Newton lease related to space that is currently subleased or available for sublease, net of sublease income to be received from existing subtenants, was $24.6 million. Accrued restructuring costs related to the Newton lease represented 52% of our total accrued restructuring at December 31, 2003. Our Newton space covers 348,000 square feet held under operating leases through 2010, of which we currently occupy 86,000 square feet and have subleased 262,000 square feet. Of the 262,000 square feet that we currently sublease to existing tenants, existing subleases covering 86,000 square feet will expire at various dates commencing in July 2004. Should the Newton, Massachusetts commercial real estate market deteriorate, we may not be able to find acceptable tenants at the rates or timing consistent with what we used in estimating our restructuring accrual.

Goodwill and other intangible assets.    In fiscal year 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result of adopting this standard, we no longer amortize goodwill, which had a net book value of $242.3 million and $201.4 million at December 31, 2003 and March 31, 2003, respectively. However, under SFAS No. 142 we will continue to amortize our other intangible assets with estimated useful lives. We currently operate in one business segment, the Software segment. As required by SFAS No. 142, when reviewing goodwill for impairment, we assess whether goodwill should be allocated to operating levels lower than our Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. In addition, the reporting units would have economic characteristics different than the economic characteristics of the other components of the Software segment. Currently, we do not have any reporting units lower than our Software segment that meet the criteria set forth in SFAS No. 142.

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

MACROMEDIA, INC.

Results of Operations

Net revenues.

(In millions, except percentages)	Three Months Ended December 31,			Nine Months Ended December 31,
	2003	2002	% Change	2003	2002	% Change
Net revenues	$94.8	$83.2	14%	$267.8	$253.3	6%

Net revenues are comprised primarily of license fees, but also include revenues from maintenance, training, technical and other support services. Maintenance, training and other support services comprised less than 10% of our net revenues in the three and nine months ended December 31, 2003 and 2002.

Net revenues increased by 14% to $94.8 million during the three months ended December 31, 2003 from $83.2 million in the comparable period in fiscal year 2003. Our net revenues increased by 6% to $267.8 million during the nine months ended December 31, 2003 from $253.3 million in the comparable period in fiscal year 2003. Fluctuations in net revenues can be attributed to changes in product and customer mix, as well as to geographic fluctuations and corresponding changes in foreign exchange rates. Further, product life cycles impact revenues period to period as new products and versions are released.

The increase in net revenues during the three months ended December 31, 2003 from the same period in fiscal year 2003 reflects an increase in our Development Tools product revenues and growth in our Information Convenience products. Our Development Tools and Client product revenues increased by 14%, which includes the favorable impact of strengthening foreign currencies further discussed below under Net Revenues by Geography, in the three months ended December 31, 2003 compared to the same period in fiscal year 2003. This increase reflects the release of our Studio MX 2004 products in several foreign languages, including French, Spanish, Italian, German, Japanese and simplified and traditional Chinese, combined with an increase in domestic sales following the transition and upgrade of these products in the second quarter of fiscal year 2004. In addition, the introduction of our Information Convenience products in the latter half of fiscal year 2003 contributed to the increase in net revenues in the three months ended December 31, 2003 from the comparable fiscal year 2003 period. Our Information Convenience products, which include Macromedia Contribute, released in December 2002, and Macromedia Breeze, released in February 2003, comprised 6% of net revenues in the three months ended December 31, 2003 while representing less than 1% in the same period in fiscal year 2003.

The increase in net revenues during the nine months ended December 31, 2003 as compared to the same period in fiscal year 2003 primarily reflects an increase in our Mobile product family, growth in our Information Convenience products and the favorable impact of strengthening foreign currencies which is further discussed below under Net Revenues by Geography. Net revenues from our Mobile product family consist primarily of royalties earned from Original Equipment Manufacturer’s (“OEMs”) for the license of our Flash player for various devices and platforms. Included in the nine months ended December 31, 2003 is $10.0 million in related Mobile product revenues, comprising approximately 4% of net revenues. Revenues from our Information Convenience products, which were introduced during the last half of the prior fiscal year, comprised 5% of net revenues for the nine months ended December 31, 2003.

We released foreign language versions of our Development Tools products in November 2003 and in January 2004 released RoboHelp X5 and RoboInfo 5.0. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods.

MACROMEDIA, INC.

Net Revenues by Geography

(In millions, except percentages)	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change
	2003	2002		2003	2002
North America	$50.3	$44.1	14%	$150.6	$151.4	(1)%

% of total net revenues	53%	53%		56%	60%
Europe	$26.9	$26.2	3	$67.0	$65.5	2
Asia Pacific and Other	17.7	12.9	37	50.2	36.4	38

International	$44.6	$39.1	14	$117.2	$101.9	15

% of total net revenues	47%	47%		44%	40%
Net revenues	$94.8	$83.2	14%	$267.8	$253.3	6%

North American net revenues increased by 14% in the three months ended December 31, 2003 as compared to the same period in fiscal year 2003, reflecting increased sales and marketing efforts in the three months ended December 31, 2003 following the North American launch of Studio MX 2004 in the preceding quarter and higher revenues from our Information Convenience products. The 1% decrease in the nine months ended December 31, 2003 as compared to the same period in fiscal year 2003 reflects the timing of the Studio MX 2004 product launch in fiscal year 2004 as compared to the Studio MX launch in fiscal year 2003. The transition and upgrade cycle of our Studio MX 2004 Development Tools in September 2003 decreased sales during the early part of the three months ended September 30, 2003 in anticipation of the upcoming upgrade, negatively impacting revenues in the nine months ended December 31, 2003 as compared to the same period in the prior fiscal year.

The 14% and 15% increase in international revenues in the three and nine months ended December 31, 2003 from the comparable periods in fiscal year 2003 is primarily due to the impact of strengthening foreign currencies and the launch of our Studio MX 2004 Development Tools in Europe and Asia in localized languages during the three months ended December 31, 2003. Further, in the nine months ended December 31, 2003, net revenues associated with the introduction of new product offerings in our Mobile product family contributed to the increase in international revenues as compared to the same period in fiscal year 2003. The strengthening of international currencies relative to the U.S. dollar in the three and nine months ended December 31, 2003 as compared to the same periods in fiscal year 2003, had a positive impact on operating income of approximately $3.0 million and $7.7 million, respectively. Had exchange rates from the comparable periods in fiscal year 2003 been in effect during the three and nine months ended December 31, 2003, translated international net revenues billed in local currencies would have been $3.7 million and $9.8 million lower, respectively, and operating expenses would have been $0.7 million and $2.1 million lower, respectively.

Changes in the value of the U.S. dollar may have a significant impact on net revenues and operating expenses in future periods. To minimize the impact of currency fluctuations on certain foreign currency revenues and expenses, primarily denominated in the Euro, Japanese Yen and British Pound, we utilize foreign exchange forward contracts to reduce the effect on the net revenue and operating expenses of certain forecasted transactions.

MACROMEDIA, INC.

Cost of revenues.

(In millions, except percentages)	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change
	2003	2002		2003	2002
Cost of revenues:
Cost of net revenues	$7.6	$8.7	(13)%	$22.7	$27.9	(19)%
Impairment and amortization of acquired developed technology	0.4	0.2	100	1.0	21.5	(95)

Total cost of revenues	$8.0	$8.9	(10)	$23.7	$49.4	(52)

Cost of net revenues as % of net revenues	8%	10%		8%	11%

Cost of net revenues includes cost of materials, costs to translate our software into various foreign languages, royalties paid to third parties for the licensing of developed technology, product assembly and distribution costs and costs incurred in providing training and technical support to customers and business partners. Cost of net revenues decreased to $7.6 million and represented 8% of net revenues during the three months ended December 31, 2003 from $8.7 million or 10% of net revenues from the same period in fiscal year 2003. The 13% decrease in cost of net revenues in the three months ended December 31, 2003 as compared to the same period in fiscal year 2003 reflects a greater percentage of net revenues from volume and OEM license sales, which typically have lower material and distribution costs than our traditional boxed-product sales. The beneficial impact of our volume and OEM license sales were partially offset by additional costs incurred to outsource a significant portion of our e-commerce operations to a third party. Cost of net revenues decreased to $22.7 million and represented 8% of net revenues during the nine months ended December 31, 2003 from $27.9 million or 11% of net revenues for the same period in fiscal year 2003. Lower costs of net revenues for the nine months ended December 31, 2003 as compared to the same period in the prior fiscal year reflects a greater percentage of net revenues from volume and OEM license sales, which typically have lower materials and distribution costs than our traditional boxed-product sales. Additionally, the decrease in cost of net revenues resulted from a decrease in customer training costs primarily for our Server Software products and partner training programs. The beneficial impact of these activities were partially offset by additional costs incurred to outsource a significant portion of our e-commerce operations to a third party. In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, changes in royalty rates for licensed technology and the geographic distribution of sales.

Amortization of acquired developed technology was $0.4 million and $1.0 million in the three and nine months ended December 31, 2003, respectively, and $0.2 million and $5.8 million, respectively, in the three and nine months ended December 31, 2002, related to acquired technology from acquisitions. The amortization of acquired developed technology in fiscal year 2003 related to acquired developed technology from our acquisition of Allaire Corporation (“Allaire”). These amounts were reclassified to cost of revenues from operating expenses to conform to the presentation for the periods ended December 31, 2003.

During the nine months ended December 31, 2002, we performed an impairment analysis on the acquired developed technology asset associated with our fiscal year 2001 acquisition of Allaire under the guidance of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. As a result of this analysis, we recorded an impairment charge of $15.7 million in the second quarter of fiscal year 2003, which represented the amount by which the carrying value of the acquired developed technology asset exceeded its fair value, using the asset’s net realizable value as the fair value. Following our acquisition of eHelp in December 2003, amortization of acquired developed technology will increase as we amortize acquired developed technology recorded as a result of our purchase over four years.

MACROMEDIA, INC.

Operating expenses.

(In millions, except percentages)	Three Months Ended December 31,			Nine Months Ended December 31,
	2003	2002	% Change	2003	2002	% Change
Sales and marketing	$41.1	$36.1	14%	$114.0	$108.9	5%
Research and development	21.3	21.0	1	67.9	71.0	(4)
General and administrative	9.2	7.7	19	27.4	28.1	(2)
Amortization and impairment of intangible assets	0.3	0.2	50	0.8	3.0	(73)
Write-off of acquired in-process technology	2.0	—	n/m	2.0	—	n/m

Total operating expenses	$73.9	$65.0	14	$212.1	$211.0	1

n/m	– not meaningful

Selected Operating Expense Categories as a Percent of Net Revenues

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Sales and marketing	43%	43%	43%	43%
Research and development	22	25	25	28
General and administrative	10	9	10	11

Sales and marketing.    Sales and marketing expenses consist primarily of the following: compensation and benefits, advertising expenses, mail order advertising, trade show and seminar expenses, other marketing costs and allocated costs for our facilities and information and technology (“IT”) infrastructure. For the three months ended December 31, 2003, sales and marketing expenses increased $5.0 million to $41.1 million from $36.1 million in the comparable period in fiscal year 2003. The increase resulted primarily from advertising and product marketing expenses which increased $2.9 million from the three month ended December 31, 2002 to the comparative fiscal 2004 period. The increase in product marketing and advertising costs is due to expenses associated with our worldwide launch of Studio MX 2004 development products. Further contributing to the increase in sales and marketing expenses, compensation-related expenses were higher, increasing by $1.7 million resulting from an increase in headcount and an increase in commissions resulting from higher revenues. Offsetting these increases was a $0.7 million decrease in bad debt expense reflecting an improvement in our credit and collection experience.

For the nine months ended December 31, 2003, sales and marketing expenses increased $5.1 million to $114.0 million from $108.9 million in the comparable period in fiscal year 2003. The increase is primarily driven by an increase in headcount, higher revenues and an increase in product marketing and advertising costs. Compensation-related expenses increased $3.2 million resulting from an increase in headcount and higher commissions resulting from increased revenues. Product marketing and advertising expenditures in the nine months ended December 31, 2003 increased by $1.9 million from the comparable period in fiscal year 2003, reflecting higher expenditures for the launch of Studio MX 2004 Development Products as compared to marketing expenditures related to the launch of Macromedia MX in the prior fiscal year. In addition, travel and other expenses related to higher sales volume and product launch-related activities increased by $1.3 million in the nine months ended December 31, 2003 from the comparable period in fiscal year 2003. Partially offsetting these increases, depreciation expense decreased $0.9 million and bad debt expense decreased by $0.8 million in the nine months ended December 31, 2003 from the comparable period in fiscal year 2003.

MACROMEDIA, INC.

In the near future, we expect to continue investing in the sales and marketing of our products as we launch and sell our products, develop market opportunities and promote our competitive position. Accordingly, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending.

Research and development.    Research and development expenses consist primarily of compensation and benefits as well as allocated expenses for our facilities and IT infrastructure to support product development. Research and development expenses increased slightly during the three months ended December 31, 2003 to $21.3 million from $21.0 million in the comparable period in fiscal year 2003. The increase primarily resulted from higher compensation charges of $0.6 million due to an increase in headcount coupled with higher contract personnel spending and a $0.3 million increase in professional services associated with product releases in fiscal year 2004. These increases were partially offset by a decrease in equipment charges of $0.4 million.

Research and development expenses decreased to $67.9 million in the nine months ended December 31, 2003 from $71.0 million in the comparable period in fiscal year 2003. The decrease primarily resulted from lower compensation charges of $3.0 million due to lower average headcount in the current period. In addition, depreciation expense decreased $1.0 million and facilities charges decreased by $1.0 million in the nine month ended December 31, 2003 as compared to the comparable period in fiscal year 2003 following the restructuring in fiscal year 2003. These decreases were partially offset by an increase in contract personnel and temporary labor spending of $2.5 million related to the MX 2004 launch in the second quarter of fiscal year 2004.

We released foreign language versions of our Development Tools products in November 2003 and in January 2004 released Director MX 2004, RoboHelp X5 and RoboInfo 5.0. We anticipate continuing to invest significant resources into research and development activities in order to develop new products, advance the technology in our existing products and to develop new business opportunities.

General and administrative.    General and administrative expenses consist primarily of compensation and benefits, fees for professional services and allocated expenses for our facilities and IT infrastructure. General and administrative expenses increased $1.5 million to $9.2 million during the three months ended December 31, 2003 from $7.7 million in the comparable period in fiscal year 2003. The increase was primarily due to a $0.9 million increase in compensation and other employee costs related to an increase in headcount and a $0.3 million increase in professional services, primarily related to legal services.

General and administrative expenses decreased $0.6 million to $27.4 million during the nine months ended December 31, 2003 from $28.1 million in the comparable period in fiscal year 2003. The decrease was primarily due to lower legal fees of $4.0 million related to legal matters (see “Litigation Settlements”). This decrease was partially offset by a $1.3 million charge related to statutory reporting obligations in certain foreign jurisdictions and by $2.1 million in compensation and other employee costs, including temporary labor, related to an increase in headcount.

We anticipate that general and administrative expenses in the near future will continue to include costs to comply with various rules and regulations promulgated by the SEC and the Nasdaq National Market, including those to hire additional personnel, as well as outside legal, accounting and advisory services.

Amortization and impairment of intangible assets.    As a result of adopting SFAS No. 142 on April 1, 2002, we no longer amortize goodwill. However, we continue to amortize our other intangible assets with estimated useful lives. Amortization of intangible assets increased to $0.3 million during the three months ended December 31, 2003 as compared to $0.2 million for the comparable period in fiscal year 2003, resulting from amortization of intangible assets recorded as a result of our eHelp acquisition in December 2003. For the nine

MACROMEDIA, INC.

months ended December 31, 2003, amortization of intangible assets decreased to $0.8 million as compared to $1.3 million in the same period in fiscal 2003. The lower amortization expense in the nine months ended December 31, 2003 as compared to the same periods in fiscal year 2003 resulted in an impairment charge of $1.7 million recorded in the second quarter of fiscal year 2003 of the trade name intangible assets. Following our acquisition of eHelp in December 2003, amortization of intangible assets will increase as we amortize intangible assets recorded as a result of this acquisition.

Following the impairment of our acquired developed technology related to our Allaire acquisition, which is recorded as a component of total cost of services, we determined that factors existed to indicate that other intangible assets corresponding to our acquisition of Allaire were also impaired, including certain trade name intangibles. As a result, during the second quarter of fiscal year 2003, we performed an impairment analysis on the trade name associated with the Allaire acquisition under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. The analysis resulted in an impairment charge of $1.7 million, which primarily represents the amount by which the carrying value of certain intangible assets exceeded their fair value, estimated by calculating discounted cash flows.

Write-off of acquired in-process technology.    Following our acquisition of eHelp in December 2003, we recorded $2.0 million of in-process research and development attributable to certain technologies. These technologies were recognized as in-process research and development as they had not reached technological feasibility at the time they were acquired and had no alternative future use.

Other income (expense), net.

(in millions)	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Interest income	$0.9	$1.1	$2.7	$3.3
Gain on investments and other, net	0.1	1.6	0.9	0.8
Litigation settlements	—	(2.5)	—	0.3
Other, net	(0.4)	(0.1)	(0.8)	(0.4)

Total other income (expense), net	$0.6	$0.1	$2.8	$4.0

Interest income.    Interest income consists primarily of interest earned on interest-bearing cash, cash equivalents and available-for-sale short-term investments. Interest income was $0.9 million during the three months ended December 31, 2003, as compared to $1.1 million for the same period last year. For the nine months ended December 31, 2003, interest income was $2.7 million as compared to $3.3 million for the same period last year. The decline in our interest income during the three and nine months ended December 31, 2003 from the comparable periods in fiscal year 2003 is primarily due to lower yields as compared to the same periods last year, partially offset by higher average balances of cash, cash equivalents and short-term investments.

Gain on investments and other, net.    We have historically held common stock in two publicly-traded companies that are accounted for as available-for-sale investments. During the nine months ended December 31, 2002, an impairment charge of $0.4 million was recorded following the severe decline in an investee’s common stock price below our cost basis for a period which extended beyond six months and was thus determined to be an other-than-temporary decrease. During the nine months ended December 31, 2003, the investee’s common

MACROMEDIA, INC.

stock price increased and we sold all the remaining shares held in the investee and received net proceeds and realized a gain of $0.7 million. In addition, in the three months ended December 31, 2003, we sold our remaining available-for-sale common stock investment in a publicly-traded company, realizing a gain of $0.1 million in the three and nine months ended December 31, 2003.

We have also historically held investments in the common and preferred stock of certain privately-held companies that are accounted for under the cost method. During the three months ended December 31, 2002, the Company received $0.6 million in cash from a previously written off non-marketable investment, resulting from a merger involving the investee with a third party. During the first nine months of fiscal year 2003, we also received funds of $0.1 million representing our portion of the liquidated assets of certain investees, whose cost-basis investment was previously written off in accordance with our accounting policy. Those gains were partially offset by impairment losses of $0.4 million recorded during the nine months ended December 31, 2002.

Also included in gain on investments and other, net, is a gain on the sale of acquired developed technology of $1.0 million recorded in the three and nine months ended December 31, 2002.

Litigation settlements.    In July 2002, we entered into a settlement agreement with Adobe Systems, Inc. (“Adobe”) whereby the outstanding patent claims between the parties were dismissed with prejudice. Accordingly, our Condensed Consolidated Statements of Operations for the nine months ended December 31, 2002 reflect the reversal of $2.8 million in damages originally awarded to Adobe and recorded by us in our fiscal year 2002 consolidated financial statements. Offsetting this amount, we reached a settlement in the amount of $2.5 million with RLI Corporation in the three months ended December 31, 2002.

Other, net.    Other, net, consists primarily of banking fees, foreign currency transaction gains and losses, and other non-operating transactions not separately disclosed. Other expense was $0.4 million for the three months ended December 31, 2003, as compared to $0.1 million for the same period last year, and increased to $0.8 million for the nine months ended December 31, 2003 as compared to $0.4 million for the same period last year. The increase in other expense is primarily due to the impact of foreign currency translation, principally related to those currencies that are not hedged.

Provision for income taxes.    We recorded income tax provisions of $3.3 million and $1.1 million during the three months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003 and 2002, the income tax provisions were $7.9 million and $2.3 million, respectively. Our provision for income taxes differs from the tax computed at the federal statutory rate of 35% primarily due to a change in valuation allowance resulting from the utilization of acquired tax attributes primarily net operating loss carryforwards.

Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), deferred assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We will continue to evaluate our ability to realize deferred tax assets on a quarterly basis.

Under SFAS No. 109, the expected tax positions (i.e. expected taxable future income or any expected future net losses) and tax attributes (i.e. net operating loss carryforwards and tax credits) of an acquiring and acquired company are evaluated together under a purchase business combination when determining an appropriate valuation allowance. The recognition of tax benefits attributed to an acquired entity previously recorded as

MACROMEDIA, INC.

goodwill at the date of acquisition reduces the amount of goodwill rather than reducing income tax expense. If goodwill is reduced to zero, then the recognition of tax benefits reduces other noncurrent intangible assets. If noncurrent intangible assets are reduced to zero, then the recognition of tax benefits reduces tax expense.

At December 31, 2003, we had available federal and state net operating loss carryforwards of $538 million and $444 million, respectively. We also had unused research credit carryforwards of $32.3 million and $26.4 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire through 2024. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

At December 31, 2003, we had cash, cash equivalents, and short-term investments of $263.1 million, a 22% increase from the March 31, 2003 balance of $215.6 million. Working capital increased to $209.7 million at December 31, 2003, a 26% increase from the March 31, 2003 balance of $165.7 million. The following table summarizes our cash flow activities for the periods indicated (in millions):

	For the Nine Months Ended December 31,
	2003	2002
Net cash flows provided by (used in):
Operating activities	$29.4	$31.2
Investing activities	(86.8)	45.7
Financing activities	46.1	11.9

Net increase (decrease) in cash and cash equivalents	$(11.3)	$88.8

Cash provided by operating activities during the nine months ended December 31, 2003 was $29.4 million, as compared to $31.2 million for the same period last year. During the nine months ended December 31, 2003, cash provided by operating activities resulted primarily from adjusting our net income of $26.8 million for non-cash depreciation and amortization expense of $13.7 million, partially offset by increases in accounts receivable of $7.8 million and decreases in accrued restructuring of $10.2 million. Cash provided by operating activities during the nine months ended December 31, 2002 of $31.2 million primarily resulted from adjusting our net loss of $5.4 million for non-cash depreciation and amortization expense of $21.0 million; impairment of long-lived assets of $19.0 million, including a $17.3 million impairment of intangible assets; partially offset by the net increase of $2.7 million in other operating assets and liabilities.

Cash used in investing activities for the nine months ended December 31, 2003 was $86.8 million, as compared to cash provided by investing activities of $45.7 million during the same period last year. During the nine months ended December 31, 2003, cash used in investing activities was primarily due to net purchases of available-for-sale short-term securities of $59.1 million and purchases of property and equipment of $23.0 million, including the purchase of real property. In August 2003, we exercised the option to purchase property, including the land, the building and the fixtures, of three contiguous buildings in San Francisco, California for a total purchase price of $55.0 million. We funded from cash and cash equivalents the $14.7 million purchase price for two of these properties, and the titles to the two properties were transferred to us in August 2003. For the third property, we deposited $2.7 million into escrow, which is reflected in other investing activities, and will fund the remaining $37.6 million of the purchase price upon the closing of the purchase of the third facility and title transfer, which is anticipated to occur on or before April 30, 2004. The remaining payment for the third property is expected to be funded from cash from operations and existing cash, cash equivalents and available-for-sale short-term investments. Cash provided through investing activities during the nine months ended

MACROMEDIA, INC.

December 31, 2003 included $15.2 million in cash acquired in the acquisition of eHelp offset by $4.9 million in cash paid to the eHelp shareholders and net of acquisition costs paid. Cash from investing activities was reduced by an increase in restricted cash related to the eHelp acquisition of $14.4 million for general escrow purposes. Cash provided by investing activities for the nine months ended December 31, 2002 was $45.7 million, primarily due to proceeds from net maturities and sales of available-for-sale short-term investments of $43.9 million, partially offset by purchases of property and equipment of $4.8 million. We anticipate spending $4 million to $7 million on capital expenditures during the remainder of the current fiscal year.

Cash provided by financing activities during the nine months ended December 31, 2003 was $46.1 million, as compared to $11.9 million during the same period last year. Cash provided by financing activities was due to proceeds received from the exercise of common stock options. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

We expect that for the foreseeable future our operating expenses and investing activities as they relate to the purchase and associated costs of furnishing and improving our corporate buildings, including our new facilities, will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired development technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks associated with investment in international sales operations; our ability to successfully contain our costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations.”

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At December 31, 2003, the net notional amount of forward contracts outstanding amounted to $52.4 million (see “Item 3 — Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Commitments.    Our principal commitments as of December 31, 2003 consist of obligations under a purchase commitment, operating leases for facilities, and letter of credit arrangements. We anticipate fulfilling our obligations under these commitments through our working capital.

Purchase commitments — In August 2003, we exercised our option to purchase certain real property, including land, buildings and related improvements, in San Francisco, California, for a total purchase price of $55.0 million. The new facilities, which are in immediate proximity to our current headquarters, consist of a parking structure and two office buildings. We funded the purchase prices for two of these properties from our cash and cash equivalents and the title of these properties was transferred to us as of August 2003. For the third property, we have deposited $2.7 million into escrow, and will fund the remaining $37.6 million of the purchase price upon closing of the purchase and upon transfer of title, which is anticipated to occur on or before April 30, 2004.

MACROMEDIA, INC.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2003 (In millions):

	Payments Due by Fiscal Period
	Total	Remainder of 2004	2005-2006	2007-2008	After 2008
Operating lease obligations not in restructuring	$69.3	$3.6	$24.4	$19.0	$22.3
Operating lease obligations in restructuring	73.3	3.7	26.8	21.5	21.3
Property purchase obligation	37.6	—	37.6	—	—

	$180.2	$7.3	$88.8	$40.5	$43.6

Letters of credit — We obtained letters of credit from financial institutions totaling $9.4 million and $11.8 million as of December 31 and March 31, 2003, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Restricted Cash — We pledged as security in trust for certain of the letters of credit approximately $9.5 million and $10.9 million in cash as of December 31, 2003 and March 31, 2003, respectively. These funds were invested in money market funds and were classified as restricted cash in our Condensed Consolidated Balance Sheets. At December 31, 2003, $2.5 million of $9.5 million was classified as short-term restricted cash as the term of the secured letter of credit was less than one year. At December 31, 2003, we also had $15.4 million held in a money market fund as a security against remaining payment obligations related to certain business combinations, primarily the December 2003 acquisition of eHelp. At December 31, 2003, $7.0 million of $15.4 million was classified as short-term restricted cash as the related secured payment obligations are expected to be resolved within one year. At March 31, 2003, we had $0.5 million held in a money market fund as a security against remaining payment obligations related to certain business combinations completed in fiscal year 2003.

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

MACROMEDIA, INC.

significant payments under such indemnification agreements or guarantees and no amount has been accrued on our condensed consolidated financial statements with respect to those indemnification agreements or guarantees.

We anticipate fulfilling our obligations under these commitments through our existing cash resources.

Stock-Based Compensation Plans.

Common stock to be issued.    At December 31, 2003, we had the following shares available for future issuance upon the exercise of options under our stock option plans (the “Macromedia Plans”) (including both outstanding options as well as options available for future grants), under previous non-plan stock option grants and under our Employee Stock Purchase Plans (“ESPP”):

(in thousands)	Shares Available
Employee and director stock options under the Macromedia Plans	17,017
Non-plan employee stock options	1,693
ESPP	1,092

19,802

Stock options are generally granted at an exercise price equal to the fair market value at the time of the grant and typically vest over four years from the date of grant. Stock options expire ten years from the date of grant and are normally canceled three months after an employee’s termination. Any option that becomes unexercisable under the Macromedia Plans, excluding the 1992 Equity Incentive Plan and the 1993 Directors Stock Option Plan, without having been exercised in full, shall become available for future grant or sale under the respective plan.

The following table summarizes all plan and non-plan stock option activity for the nine months ended December 31, 2003:

(in thousands, except per share data)	Number of Options	Weighted Average Exercise Price
Outstanding as of March 31, 2003	18,870	$15.20
Granted	1,632	$18.75
Assumed in eHelp acquisition	423	$8.69
Exercised	(2,999)	$14.17
Cancelled	(938)	$16.47

Outstanding as of December 31, 2003	16,988	$15.49

MACROMEDIA, INC.

The following table summarizes information about Macromedia’s stock options outstanding as of December 31, 2003 (in thousands, except life and per share data):

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Range of Exercise Prices
$ 0.07 — $ 1.12	5	3.58	$0.94	5	$0.94
$ 2.63 — $ 3.58	51	1.96	3.01	51	3.01
$ 4.05 — $ 5.25	11	0.68	5.22	11	5.22
$ 6.75 — $ 9.63	2,925	7.22	8.01	1,486	8.14
$ 10.00 — $ 13.91	4,535	8.32	12.85	1,295	13.21
$ 14.20 — $ 18.85	6,339	6.80	16.25	4,723	16.01
$ 19.41 — $ 28.63	2,840	7.34	23.22	1,719	24.79
$ 29.18 — $ 41.32	207	6.28	33.29	173	33.63
$ 43.87 — $ 64.25	34	6.23	55.19	31	54.88
$ 69.25 — $ 99.98	41	6.62	84.41	35	82.78

	16,988	7.34	$15.49	9,529	$16.59

Stock Purchase Plans.    We adopted the 2001 Employee Stock Purchase Plan in fiscal year 2002 (the “2001 ESPP”). Under the 2001 ESPP, 500,000 shares of common stock are available for purchase at December 31, 2003. We believe that the remaining shares available under this Plan will be purchased during our next employee purchase in the fourth quarter of fiscal year 2004. Pursuant to this Plan and subject to certain limitations, employees may purchase, through payroll deductions of 2% to 15% of eligible compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period, as defined by the plan.

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

Recent Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2003. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

MACROMEDIA, INC.

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

MACROMEDIA, INC.

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

We may not be able to defend or enforce our intellectual property rights adequately — Because we are a software company, our business is dependent on our ability to protect our intellectual property rights. We rely on a combination of patent, copyright, trade secret and trademark laws, as well as employee and third-party nondisclosure agreements and license agreements, to protect our intellectual property rights and products. Policing unauthorized use of products and fully protecting our proprietary rights are difficult and we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. In addition, effective patent, copyright, trade secret and trademark protection may not be available in every country in which our products are distributed. In particular, while we are unable to determine the exact extent of piracy of our software products, software piracy may depress our revenues. While this would also adversely affect domestic revenue, revenue loss from piracy of our software products is believed to be even more significant outside of the United States, particularly in countries where laws provide less protection of intellectual property rights.

We are subject to intellectual property litigation — From time to time, we are involved in legal disputes relating to the validity or alleged infringement of our, or of a third party’s, intellectual property rights. Intellectual property litigation is typically extremely costly, unpredictable and can be disruptive to our business operations by diverting the attention and energies of our management and key technical personnel. In addition, any adverse decisions, including injunctions or damage awards entered against us, could subject us to significant liabilities, require us to seek licenses from others, prevent us from distributing or licensing certain of our products, or cause severe disruptions to our operations or the markets in which we compete, any one of which could adversely impact our business and results of operations.

Risks associated with international operations — International revenues outside of North America accounted for approximately 47% of our consolidated net revenues during the three months ended December 31, 2003 and 44% in the nine months ended December 31, 2003. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products and in some cases, to translate them into foreign languages. In addition, we have and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. International business and operations are subject to a number of special risks, including:

•	foreign currency risk;

•	foreign government regulation;

MACROMEDIA, INC.

•	reduced intellectual property protections;

•	general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships;

•	more prevalent software piracy;

•	unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	longer payment cycles;

•	greater difficulty in collecting accounts receivables;

•	potentially adverse tax consequences;

•	the burdens of complying with a variety of foreign laws; and

•	difficulties in staffing and managing foreign operations.

Additionally, we are uncertain whether the weaknesses experienced in foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation, liquidity problems and political and military hostilities in these regions.

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At December 31, 2003, the net notional amount of forward contracts outstanding amounted to $52.4 million. However, there can be no assurance that such contracts will adequately manage our exposure to currency fluctuations in the long-term, as the average maturity of these foreign exchange forward contracts is less than twelve months.

Risk associated with acquisitions — We have entered into business combinations with other companies in the past, including our acquisition of eHelp on December 19, 2003, and two acquisitions in the fourth quarter of fiscal year 2003 and may make additional acquisitions in the future. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, business strategy, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in dilution to existing stockholders, if stock or stock options are issued, or the assumption of debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations and liquidity. Accordingly, any future acquisitions could result in a material adverse effect on our results of operations.

We are in the process of implementing a new integrated enterprise resource planning (“ERP”) application which is scheduled to be operational in the first quarter of fiscal 2005 — We are in the process of replacing our existing ERP applications used to support a substantial portion of our worldwide operations with an integrated ERP application from a major enterprise software vendor. This integrated ERP application will support the management of inventory, order processing, shipping and accounting functions. We may not successfully implement this new system and transition data, and even if we do so successfully, the implementation may be much more costly and take longer than we anticipated. Any disruption or delays in the implementation of our new integrated ERP application could prevent us from taking customer orders, shipping products or billing customers which could harm our business and our reputation. In addition, our new ERP application requires the services of employees with extensive knowledge of the specific business application we license and the business environment in which we operate. In order to successfully implement and operate our

MACROMEDIA, INC.

ERP applications, we must be able to attract new employees and retain a significant number of existing employees. If we fail to attract and retain the highly skilled personnel required to implement, maintain, and operate our ERP applications systems, our business could suffer.

General economic conditions could adversely affect our operating results — Our net revenues depend significantly on the general domestic and global economic condition and the demand for our software products in the markets in which we compete. Softened demand for our products caused by economic weakness and constrained information technology spending over the past three years has resulted, and may result in the future, in decreased revenues and earnings. Uncertainty about future economic conditions makes it difficult to forecast operating results and any delays or reductions in information technology spending could result in a material and adverse effect on our operations.

Our operating results are dependent, in part, on our distribution channels — A substantial majority of our revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, hardware and software superstores, retail dealers and OEMs. Although we have not experienced any material problems with our resellers, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. Our ability to effectively distribute products depends in part upon the financial and business conditions of our resellers. In addition, two distributors accounted for approximately 21% and 10%, respectively, of our consolidated net revenues for the three months ended December 31, 2003. The loss of or a significant reduction in business with any one of our major international distributors or large U.S. dealers could have a material adverse effect on our business and consolidated results of operations in future periods. Furthermore, the terms of the arrangement with a distributor, OEM or reseller may result in us deferring recognition of revenue from such arrangement due to various factors, including, without limitation, future delivery and other obligations that we may have under such arrangement or failure by such party to comply with the reporting and payment obligations under such arrangement. Our revenues generated through our OEM channels may also be impacted by the marketability and success of the corresponding OEM products.

While our products are distributed through different levels of distribution channels, we maintain direct contractual relationships primarily with the first-tier distributors, generally relying on such distributors to manage the relationship with second-tier distributors and resellers with respect to the distribution, marketing and promotion of our licenses. Although we receive periodic reports from most of the distributors and resellers of our products, our reliance on our first-tier distributors to assist us in managing the lower level distribution channels limits our ability to (i) anticipate and respond to excess inventory levels of, or change in demand for, our products by lower-tier distributors or resellers, (ii) directly manage the marketing or promotion of our products by such lower-tier distributors or resellers and (iii) monitor the adequacy of training received with respect to our products by employees of such lower-tier distributors or resellers. Therefore, if our first-tier distributors are unable to continue to effectively assist us in managing the lower-tier distribution channels, the demand for and reputation of, our products may decrease and our operations and our financial results may be materially and adversely effected.

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

MACROMEDIA, INC.

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

Termination of licenses for technologies from third parties could cause delays, increased costs or reduced functionality that may result in a material reduction in our net revenues — We license and distribute third-party products as bundled with or embedded in our products. If any of these licenses from third parties were terminated or were not renewed, or the third party technology were the subject of an intellectual property dispute, we might not be able to ship our products in which these technologies are bundled or embedded. We would then have to seek an alternative to such third party technology to the extent that such an alternative exists. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products and material reduction in our net revenues.

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

MACROMEDIA, INC.

Adverse economic conditions may affect our ability to sublease vacated portions of properties held under sublease — In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our prior acquisitions and to better align our cost structure with the weaker business environment. During fiscal year 2002, our restructuring expenses included, among others, costs related to canceling or vacating approximately 450,000 square feet of facility space held under our operating leases. We currently lease 390,000 square feet of space in Northern California, under operating leases which expire between 2004 and 2012, of which 144,000 square feet of space is not currently occupied by us and is currently subleased or being marketed for sublease. Furthermore, we lease 348,000 square feet of space in Newton, Massachusetts, which expires in June 2010, of which 262,000 square feet is currently subleased. We also lease 55,000 square feet at a facility in Richardson, Texas, of which 27,000 square feet is currently being subleased. Our restructuring expenses and accruals involve significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through third-party advisors. These estimates include, among others, timing and market conditions of rental payments and sublease income. Any future reductions in operations, including staff reductions, may result in us vacating additional portions of properties held under operating leases prior to the expiration of the corresponding lease agreements. The general adverse economic conditions in the areas in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. If the adverse economic and real estate conditions continue, we may be unable to sublease our excess leased properties at all or on terms acceptable to us, or we may not meet our expected estimated levels of subleasing income and our results of operations could be adversely affected.

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

Tax legislation and regulations may increase our expenses and the cost of our products — In October 1998, the federal Internet Tax Freedom Act (“ITFA”) was enacted. The ITFA imposed a three-year moratorium on state and local taxes related to internet access and discriminatory taxes on electronic commerce which expired October 20, 2001. In November 2001, the moratorium was extended another two years until November 2003. On October 29, 2003, the ITFA was favorably discharged from the Senate Finance Committee and placed on the Senate calendar for review. If the ITFA is not extended or permanently enacted, state and local jurisdictions may seek to impose taxes on internet access or electronic commerce within their jurisdictions which could increase the selling costs of our products.

On July 1, 2003, the European Union enacted legislation requiring all non-European Union vendors to collect Value Added Tax (“VAT”) on all electronically supplied goods or services sold to consumers in the European Union. Compliance with this new legislation has increased the cost of our products to consumers in the European Union and could decrease the demand for our products in that region.

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

MACROMEDIA, INC.

Legislative actions may cause our operating expenses to increase — The Sarbanes-Oxley Act of 2002 and newly-proposed or enacted rules and regulations of the SEC and the NASDAQ stock market impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASDAQ, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and, accordingly, adversely affect our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest our cash, cash equivalents and short-term investments in a variety of financial instruments, consisting primarily of U.S. Dollar-denominated U.S. treasury securities, U.S. government agency securities, commercial paper, highly liquid corporate debt securities, money market funds and interest-bearing accounts with financial institutions. Cash balances in foreign currencies are primarily invested in money market funds and interest-bearing bank accounts with financial institutions.

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

MACROMEDIA, INC.

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

Cash Flow Hedging.    We designate and document foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, we apply hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (loss) (“AOCI”). We record any ineffective portion of the hedging instruments, which was immaterial during the three months ended December 31, 2003, in other income (expense) on our condensed consolidated statements of operations. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to other income (expense) at that time. All amounts reported in AOCI at December 31, 2003 will be reclassified to earnings in eight months or less. At December 31, 2003, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging.    We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At December 31, 2003, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

MACROMEDIA, INC.

Our outstanding net foreign exchange forward contracts at December 31, 2003 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at December 31, 2003 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount	Weighted Average Forward Rates
	(In millions, except weighted average forward rates)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$8.4	1.21
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	4.2	107.96
British Pound (“GBP”) (contracts to receive U.S. Dollar/pay GBP)	5.4	1.70
Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$18.3	1.14
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	11.5	113.17
British Pound (“GBP”) (contracts to receive U.S. Dollar/pay GBP)	4.6	1.67

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On December 19, 2003, we issued an aggregate of approximately 2.4 million shares of our common stock in connection with the acquisition of eHelp Corporation. The offer and sale of the securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended.

MACROMEDIA, INC.

The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved in the second quarter of fiscal year 2004 by our Audit Committee to be performed by KPMG LLP, our external auditor. The Audit Committee has approved the following non-audit services anticipated to be performed by KPMG LLP: international executive tax assistance and tax consulting services.

Item 6.    Exhibits and Reports on Form 8-K

(A) Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Date Filed

10.01	Blue Sky Software Corporation 1995 Stock Option Plan	S-8	December 29, 2003

10.02	Blue Sky Software Corporation 1996 Stock Option Plan	S-8	December 29, 2003

10.03	eHelp Corporation 1999 Equity Incentive Plan	S-8	December 29, 2003

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

(B) Reports on Form 8-K.

On October 22, 2003, the Company submitted a current report on Form 8-K in connection with the Company’s acquisition of eHelp Corporation.

MACROMEDIA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	February 2, 2004	MACROMEDIA, INC.

		By:	/s/ ROBERT K. BURGESS
Robert K. Burgess Chairman and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ ELIZABETH A. NELSON
Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)