Form 10-K
period 2004-03-31
MACROMEDIA INC
filed 2004-06-14
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-22688

MACROMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	600 Townsend Street San Francisco, California 94103 Telephone: (415) 252-2000	94-3155026 (I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter: $1.6 billion (based on the closing sales price of the Registrant’s common stock on that date). See definition of affiliate in Rule 12b-2 of the Exchange Act. As of June 2, 2004, there were 70.9 million shares of the Registrant’s common stock, $0.001 par value per share, outstanding, including 1.8 million shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

(1)	Designated portions of the Proxy Statement relating to the 2004 Annual Meeting of Stockholders: Part III (Items 10, 11, 12, 13 and 14)

MACROMEDIA, INC.

FORM 10-K

ANNUAL REPORT

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

ITEM 1.    BUSINESS

Overview

We are an independent software company providing software that empowers designers, developers and business users to create and deliver effective user experiences on the Internet, fixed media, and wireless and digital devices. Our integrated family of technologies enables the development of a wide range of internet solutions including websites, rich media content and Internet applications across multiple platforms and devices.

We were incorporated in Delaware in February 1992. Our principal executive offices are located at 600 Townsend Street, San Francisco, California 94103.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We also make available free of charge copies of our SEC filings and submissions on our website, www.macromedia.com, as soon as practicable after electronically filing or furnishing such documents to the SEC.

Market Opportunity

Several broad industry trends in the development of software systems for corporations, government and educational institutions shape the market opportunities for our products.

First, the digital world has come to understand what the physical world has known for some time: great experiences build great businesses. Organizations are increasingly focused on providing great experiences for their customers, partners and employees both in the physical and digital worlds.

Second, as technologies evolve to meet user demands, the web environment is evolving from a flat text oriented web to a rich multimedia web with the use of images, animation, voice and increasingly, video.

Third, whereas, in the past, business users hired technical users to write to the web, trends suggest that business users increasingly want the flexibility to write to the web themselves. These trends are creating new market opportunities for applications that facilitate the creation and posting of information to websites.

Fourth, the market for wireless and digital devices, including Internet-connected devices, cellular phones, personal digital assistants, game consoles and home entertainment systems continues to expand. This expansion increases the opportunities for applications that build on these evolving platforms and user experiences.

Fifth, organizations are continuing to adopt internet technologies as a primary mechanism for deploying content and applications to end-users. This trend began in the mid 1990s and is continuing today as more and more organizations recognize the benefits of using internet technologies to communicate and interact with employees, customers and partners, moving the development of websites from smaller design firms to integral functions within Information Technology (“IT”) departments.

Sixth, large organizations are migrating existing business systems to a new generation of application-server technologies such as Java application servers and the Microsoft .NET framework.

In the context of these broad industry trends, we believe there is a significant opportunity for software that makes it easier and more cost-effective to create content and applications that provide great user experiences. Creating high-quality, responsive and effective interfaces for users requires a combination of client software for enabling the display of information and user interactions, server software that can extend application server communications technologies to handle the unique needs of generating a high-quality user experience and development tools that can be used to design content, develop interactions and integrate content and application functionality.

The current trends in the business and government sectors continue to influence the long-term demands for specialized computing skills in the labor force. As a result, educational institutions in both the K-12 and higher education markets are seeking to incorporate technology into their curricula that enables students to learn professional skills and gain general computer competencies through the use of software. The demand for technology in the education market represents another opportunity for us to sell our products directly to educational institutions, instructional program designers and students.

Products

Macromedia serves three broad markets, the Designer and Developer, the Business User and the Consumer, with its product offerings as follows:

Designer and Developer	Business User	Consumer
Macromedia Studio MX	Macromedia Contribute	Macromedia Flash Player
Macromedia Dreamweaver MX	Macromedia Breeze	Macromedia Shockwave Player
Macromedia Flash MX	Macromedia RoboDemo	Macromedia Flash Lite
Macromedia Fireworks MX
Macromedia FreeHand MX
Macromedia Director MX
Macromedia RoboHelp
Macromedia RoboInfo
Macromedia Authorware
Macromedia ColdFusion MX
Macromedia JRun
Macromedia Flex

DESIGNER AND DEVELOPER MARKET

Products marketed to Designers and Developers include web development tools, multimedia and graphics software tools and servers for creating rich internet applications (“RIAs”). These products are primarily comprised of our MX family of products which provide a complete, integrated solution for building internet applications that combine the interactivity of multimedia and desktop applications, the multi-way communication capabilities of collaborative computing systems and the flexible deployment characteristics of web applications. The products in the Macromedia MX family include Macromedia Dreamweaver MX, Macromedia Flash MX, Macromedia Flash MX Professional and Macromedia Fireworks MX. These products are licensed individually and together in a suite, Macromedia Studio MX, which also includes Macromedia FreeHand MX and a development license of ColdFusion MX Server Professional Edition. A substantial portion of our revenues are derived from licensing the software products included in our Macromedia MX product family.

Our server software, which includes Macromedia ColdFusion MX and Macromedia JRun, is used by thousands of companies worldwide to develop and deploy web applications. Adding to our server software product portfolio, we introduced Macromedia Flex in March 2004 for enterprise programmers. Our server products are available across multiple platforms including the leading server Operating Systems (“OS”) and Unix NT platforms.

We also offer client software which is enabling technology allowing users to view content created in our Flash and Shockwave formats. We distribute our client software for the personal computing platform directly through downloads from our websites at no charge and through original equipment manufacturers (“OEMs”) such as Microsoft Corporation (“Microsoft”), Apple Computer, Inc. (“Apple”) and Dell Inc. (“Dell”). In addition, we also license our client software for non-personal computing platforms on a fee per license basis to OEMs including Casio Computer Co., Ltd., Nokia Corporation and Sony Corporation. Our two primary client software products are Macromedia Flash Player and Macromedia Shockwave Player. Depending on the end user of our licensed client software, we reflect related revenues as part of either our Designer and Developer market or our Consumer market.

Macromedia Studio MX—Macromedia Studio MX is a suite of integrated application tools for developing the full spectrum of internet solutions, from simple HTML to the emerging class of RIAs. Macromedia Studio MX includes Macromedia Dreamweaver MX, Macromedia Flash MX, Macromedia Fireworks MX, Macromedia FreeHand MX and a developer edition of ColdFusion MX. Studio MX is also available with Flash MX Professional.

Macromedia Dreamweaver MX—Macromedia Dreamweaver MX is a leading professional software development environment for creating websites and applications. It includes capabilities for visually designing HTML pages, coding HTML and application logic and working with application server technologies. Macromedia Dreamweaver MX is used by designers and developers to create a broad range of web solutions for publishing online commerce, customer service and online educational content. Macromedia Dreamweaver MX is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia Flash MX—Macromedia Flash MX and Flash MX Professional provide development environments for creating internet user experiences that integrate animations, motion graphics, sound, text, video and application functionality. Solutions built with Macromedia Flash MX are deployed via the web to browsers and Internet-connected devices that run Macromedia Flash Player. Macromedia Flash MX and Flash MX Professional are part of the Macromedia MX product family, which are designed to work with and complement the other Macromedia MX products, including integration on the server side with Macromedia ColdFusion MX. Macromedia Flash MX and Flash MX Professional are available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia Fireworks MX—Macromedia Fireworks MX is a professional graphics design tool for building interactive web graphics. Macromedia Fireworks MX gives professional designers, as well as developers who need to create graphics for websites and applications, tools for creating images that can be deployed to web browsers and Macromedia Flash Player. Macromedia Fireworks MX integrates with Macromedia Flash MX and Macromedia Dreamweaver MX. Macromedia Fireworks MX is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia FreeHand MX—Macromedia FreeHand MX is a professional vector graphics tool that designers and illustrators use to create high quality images that can be scaled. Macromedia FreeHand MX supports developing images for print, the web and the Macromedia Flash Player and is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia Director MX—Macromedia Director MX is a tool for creating professional multimedia content that combines images, text, audio and video into presentations and interactive experiences. For websites, Macromedia Director MX provides a powerful solution for delivering multimedia content that supports three dimensional images and animations for use in various markets, including education, games and commerce. In addition, Macromedia Director MX enables the creation of fixed-media content for CD titles and DVD titles in the entertainment, education and corporate training markets. Macromedia Director MX is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia RoboHelp—Macromedia RoboHelp (“RoboHelp”) is a help authoring tool used by developers and technical writers to create professional help systems and documentation for desktop and web-based applications. RoboHelp users can leverage support for XML, portable document format (“PDF”) import/export, content management, distributed workforces, team authoring capabilities, as well as the newly released JavaHelp 2.0 from Sun Microsystems, Inc. RoboHelp is available for both the Microsoft Windows operating system.

Macromedia RoboInfo—Macromedia RoboInfo (“RoboInfo”) is a tool which enables organizations to easily and cost-effectively publish and manage policies and procedures online. Information technology managers, human resources professionals and call center managers use RoboInfo to deliver information online, from employee manuals and reference materials to policies and procedures.

Macromedia Authorware—Macromedia Authorware is a rich media authoring tool used to develop caption based e-learning on Windows and Mac based platforms. Uses of Macromedia Authorware range from creating web-based tutorials to simulations incorporating audio and video. Applications developed with Macromedia Authorware can be delivered on the web, over corporate networks or on CD-ROM. Macromedia Authorware is available for both the Microsoft Windows and Apple OS X operating systems.

Macromedia ColdFusion MX—Macromedia ColdFusion MX provides a server-scripting environment and a set of features for building database-driven applications that are accessible through web browsers and Macromedia Flash Player. ColdFusion MX is used by organizations that need a way to quickly build scalable business applications. Macromedia ColdFusion MX is built on an open Java technology architecture. As a result, it can be deployed on third-party Java application servers that support the Java 2, Enterprise Edition (“J2EE”) specification, including Macromedia JRun, International Business Machine Corporation’s (“IBM”) WebSphere and Sun’s SunONE application servers.

Macromedia JRun—Macromedia JRun is a Java application server based on the J2EE specification. While not part of the Macromedia MX product family, Macromedia JRun integrates with our development tool offerings and is designed to compete at the mid-range of the Java application server market through ease-of-use and price. Macromedia JRun is used to deploy applications for functions such as online banking and customer service.

Macromedia Flex—Released in March 2004, our newest server product, Macromedia Flex (“Flex”), provides a solution for enterprise programmers that build and deploy enterprise class RIAs and leverage Macromedia’s widely used Flash Player technology. Flex is a presentation server and application framework that helps developers put more effective interfaces on critical business applications. With Flex, enterprise-class applications are able to combine the rich user interface of desktop software with the reach and ease of deployment of the web.

Macromedia Flash Player—Macromedia Flash Player is the most widely distributed rich client software on the Internet. The player provides a runtime environment for text, graphics, animations, sound, video, application forms and two-way communications. According to a March 2004 survey conducted by The NPD Group, Inc. (“The NPD Group”), a provider of global information for measuring product movement and consumer behavior in a variety of industries, 98% of worldwide web users, which represents approximately 482 million personal computing devices, could view content created for the Flash Player. The Flash Player is also available on a wide range of Internet-connected devices such as wireless and handheld devices, interactive TV and game consoles.

Macromedia Shockwave Player—Macromedia Shockwave Player is a rich media player used for deploying multimedia content for use in Internet solutions including education, training, games and commerce. According to a survey conducted by The NPD Group, at March 31, 2004, Macromedia Shockwave Player was available to approximately 61% of worldwide web users, which represents approximately 298 million personal computing devices.

BUSINESS USER MARKET

We introduced products which address the needs of non-technical business users to communicate, create and deliver information over the Internet into the market place in fiscal year 2003. In fiscal years 2004 and 2003, these revenues comprised 6% and 1% of total net revenues, respectively. Products which address the needs of non-technical business users include the following:

Macromedia Contribute—Macromedia Contribute is an easy way to update, add and publish web content. With Macromedia Contribute, non-technical business users can make changes to intranet and Internet websites while automatically maintaining site standards for style, layout and code. Macromedia Contribute enables content providers and web professionals to save time and streamline the web-content maintenance process.

Macromedia Breeze—Macromedia Breeze solutions enable organizations to quickly provide customers, partners and employees with consistent, just-in-time education and training online using Macromedia Flash content and Microsoft PowerPoint to author their content. Macromedia Breeze consists of the core Breeze Platform and modules that provide specific application functionality, including Breeze Training and Breeze Live. Breeze can be deployed with either some or all of these components together. Breeze Training allows the user to build a complete online training system with PowerPoint presentations that include surveys, tracking, analysis, course administration and content management. Breeze Live allows users to meet instantly with colleagues in virtual online meetings, to provide seminar and training sessions as well as to conduct business presentations through the web.

Macromedia RoboDemo—Macromedia RoboDemo (“RoboDemo”) is a tool which enables users to create interactive demonstrations and software simulations in Flash format. RoboDemo records users’ actions in any application and instantly creates Flash simulations with visible and audible mouse movements. The small file size and high resolution make RoboDemo simulations and demos easy to publish online or burn onto a CD for use in training, sales, marketing or user support.

CONSUMER MARKET

Our strategy in addressing the Consumer Market is to license our Flash Player technology (described above in our Designer and Developer products) to device manufacturers, telecommunications carriers and news and entertainment networks who embed our technology on their platforms, enabling them to provide multimedia content to their customers. As Flash Player technology penetrates digital devices and platforms, millions of developers are able to use the Flash MX authoring products to create both engaging consumer content and rich mobile business applications. In fiscal years 2004, 2003 and 2002, Consumer revenues comprised 3%, 1% and 1% of total net revenues, respectively.

Macromedia Flash Lite—Macromedia Flash Lite is a new Macromedia Flash profile specifically developed for mobile phones. This profile is designed to require fewer device resources and to operate in most mass-market phones shipping this year. Beginning with the NTT DoCoMo 505i series mobile phones, every i-mode handset has the embedded Macromedia Flash profile available for use from within the browser and the ability to have Flash based screen savers.

Product Development

We perform the majority of our research and product development in the United States. Development teams or contractors in various countries perform quality and assurance, testing, translation and localization of foreign-language versions of certain products.

The following table summarizes our consolidated research and development expenses for fiscal years 2004, 2003 and 2002:

	2004	2003	2002
	(In millions, except percentages)
Research and development expenses	$91.2	$92.4	$110.1
Research and development expenses as a percentage of net revenues	25%	27%	34%

In addition, amortization of capitalized software costs related to localization activities of $3.6 million, $4.6 million and $4.0 million were recognized in fiscal years 2004, 2003 and 2002, respectively, and included in cost of net revenues.

Because the software industry is characterized by rapid technological change, a continuously high level of expenditure is required to enhance existing products and develop new products. We believe that our future success depends on our ability to enhance existing products as well as develop and introduce new products on a timely basis. It is critical that new products and enhancements keep pace with constantly evolving network infrastructure, internet technology and competitive offerings. We continue to adapt our products to new hardware and software platforms in order to embrace industry standards and, therefore, we will continue to incur significant operating expenses in the future for product research and development. As part of this effort, we may, as appropriate, acquire additional software and system technologies that we consider critical to meet the needs of web developers, business users and consumers.

Independent firms and contractors perform some of our product development activities, while other technologies used in our products are licensed from third parties. We either own or license the software developed by third parties. As qualified development personnel are in high demand, independent developers, including those who currently develop products for us, may not be able to provide development support to us in the future. Similarly, we may not be able to obtain and renew existing license agreements on favorable terms, if at all, and any failure to do so could harm our business.

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

A substantial portion of our revenues is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, catalogs, value-added resellers (“VARs”), electronic commerce through our websites, OEMs, hardware and software superstores and retail dealers.

Our ability to effectively distribute our products, particularly in the international markets we serve, depends in part upon the financial and business condition of our distributor network. From time-to-time, computer software distributors experience financial and operating difficulties, particularly during times of economic contraction and may do so in the future. Moreover, the changing distribution models resulting from our increased focus on direct sales to major accounts and the use of electronic commerce through our websites, may impact our distributor network in the future.

One distributor, Ingram Micro, Inc. accounted for 21%, 28%, and 28% of our consolidated net revenues in fiscal years 2004, 2003, and 2002, respectively. A second distributor, Tech Data Corporation accounted for 13%, 8% and 8% of our consolidated net revenues in fiscal years 2004, 2003 and 2002, respectively. The loss of these distributors or a significant reduction in business with these or other major distributor could harm our business.

We also sell our products directly to large corporate and educational institutions, typically under volume licensing agreements where customers have the right to reproduce and use our software products. We expect that our direct sales force will continue to grow in conjunction with expansion in our Business User and Consumer markets.

Internationally, our products are sold through our distributor network and directly to users. Sales outside of North America accounted for approximately 44%, 42% and 40% of our consolidated net revenues in fiscal years 2004, 2003 and 2002, respectively. In certain cases, distributors have exclusive distribution rights to certain products in their respective territories.

We typically ship products shortly after receipt of an order, which is a common practice in the computer software industry. As a result, backlog on any particular date may not be indicative of actual sales during any succeeding period.

Customer Support and Training

We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation that, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Our customers have a broad choice of support options depending on the level of service they desire. We provide free access to a wide range of technical information on our websites, as well as online forums for each of our products. For our Designer and Developer and Business User products, we offer complimentary 90-day technical support for end-users who have registered their products with us via email or over the phone.

In addition, we offer a number of paid support and maintenance options for our end-users, including consumers, professionals and enterprise-level customers. These options include single incident-based support options, annual support plans with configurable service levels, as well as access on a “24 by 7” basis to production assistance support. Optionally, these programs include Macromedia DevNet Subscriptions (“DevNet”) that we introduced in March 2003. Our DevNet Professional program offers a comprehensive set of tools, servers, extensions, components and other resources over a one-year subscription period.

Our customers also depend on support from our worldwide network of VARs, OEMs, training centers and third-party developers. We offer several programs that provide marketing, sales and technical support to augment services provided by our global partner network.

We offer both online and classroom-based training as well as formal certification for our Designer and Developer products through a worldwide network of authorized third-party training centers and certified Macromedia instructors. In addition, training and instruction on the use of Macromedia products is provided by high schools, colleges and technical schools throughout the world. We encourage the expanded use of Macromedia products for classroom training by providing approved curricula and through reducing the pricing on the products we license to schools and students.

Production and Suppliers

Production of our finished products sold primarily through distributors involves replication of the software, the printing of user manuals and product assembly. The production and distribution of finished goods is performed by a third-party manufacturer. A significant amount of our product manufacturing is currently performed by this vendor at facilities located in the United States, the Netherlands and Singapore. Our current vendor operates multiple facilities around the world that are capable of serving additional needs that we may have. In addition, these facilities could serve as viable back-ups in the event manufacturing difficulties arise at the existing facilities used to support our business. Further, we believe there are other third-party vendors capable of fulfilling our production and distribution requirements. To date, we have not experienced any difficulties or delays in the production of our software and documentation or in the distribution of finished products.

We also license and distribute our software products directly to end-users through a volume-licensing program. The management, tracking and fulfillment of the volume license orders are performed by a third party at its facilities located in the United States and France.

In addition, we license and distribute our software products directly to end-users over the Internet through our websites. With an increase in revenues derived from online sales, customer access to our websites affects the volume of software products we sell and thus affects our consolidated net revenues. A third party hosts the primary computer equipment and communications systems that we use to run our websites. We have also developed applications internally that we use to run some of our websites and other non-customer facing e-commerce platforms. To prevent system interruptions and to ensure integration with our other business systems, we, as well as our third-party service providers, periodically upgrade software, hardware and network infrastructures used in the operation of our websites to accommodate increased traffic and sales volume on our websites.

Competition

We operate in a highly competitive market characterized by market and customer expectations to incorporate new features and to accelerate the release of new products. These market factors represent both opportunities and competitive threats to us.

In the Designer and Developer market, we compete directly and indirectly with major vendors including Microsoft, International Business Machines (“IBM”) and Adobe Systems, Inc. (“Adobe”). The web application development tools market is very competitive. While we believe that we are a leader in the market for professional web development tools with Macromedia Dreamweaver MX, we face competition from Adobe GoLive as well as competition from mid-range products, such as Microsoft’s FrontPage. We believe our ability to compete favorably in this market in the future will require continued product development and innovation to produce new functionality that can integrate with our existing products so that we can offer our customers a more comprehensive suite of products and solutions.

Our server products compete in a highly competitive and rapidly changing market for application server technologies. We face competition from major vendors including Microsoft, IBM, BEA Systems, Inc. (“BEA”) and Sun Microsystems, Inc. (“Sun”). In addition, Macromedia ColdFusion MX competes with several technologies available today at no cost including the PHP and PERL programming environments that are available for the Apache web server. Macromedia JRun competes with large Java application server vendors as well as products available at no cost including the Tomcat Java Servlet Engine provided by the Apache Foundation. Also, our newest server product, Flex provides a solution to Java, C++ and C Sharp programmers wanting to deploy Enterprise class, rich web applications and leverages the ubiquitous Flash Player technology. We believe our future results largely depend on our ability to innovate by developing new products and providing enhancements and upgrades of current product offerings that compete favorably with respect to reliability, performance, ease of use and pricing.

Today our client technologies, Macromedia Flash Player and Shockwave Player, command leadership positions in their respective categories. For animation and application user interfaces, Macromedia Flash Player is the most widely distributed web browser plug-in worldwide. We distribute our client technologies through OEM agreements with a number of major operating system vendors and hardware manufacturers. For application development, Macromedia Flash Player faces competition from new vendors and technology providers. The on-going success of Macromedia Flash Player could be threatened by new capabilities added to web browsers or by alternatives provided by major operating system vendors including Microsoft and Apple. We believe that our existing market penetration and user acceptance provides our client technologies with a competitive advantage over other competing technologies.

Our Business User market addresses the needs of a much broader set of customers. Competition for the non-technical business user comes from a much broader range of companies. Generally, these products target a specific business work flow such as updating content on a website or using the Internet to communicate with a company’s customers, partners and employees. Companies in this market space include Microsoft, IBM and WebEx Communications, Inc.

In our Consumer market, there are many alternative and overlapping technologies such as Java, MPEG-4 or SVG, which may slow the adoption of our Flash Player. Additionally, there are a number of companies that are attempting to build competing or clone animation players.

Proprietary Rights and Licenses

We rely on a combination of copyright, patent, trade secret and trademark laws, as well as employee and third-party nondisclosure agreements, to protect our intellectual property rights and products. We generally license our software to end-users under “shrink-wrap” license agreements that the end-users accept when they install our products or activate electronic versions of our products. Despite our efforts to protect our intellectual property rights and products, certain of our intellectual property rights may not be successfully asserted in the future or may be invalidated or challenged. In addition, the laws of certain countries in which our products are or may be distributed do not protect our products and intellectual property rights to the same extent as the laws of the United States. Furthermore, the enforceability of “shrink-wrap” licenses has not been conclusively determined. Our inability to adequately protect and enforce our proprietary rights could harm our business.

Policing unauthorized use of our software products is difficult. We have dedicated resources to focus on software piracy and participate in industry groups to further police unauthorized use of our software. In addition, we are developing and implementing activation technology designed to reduce unauthorized use of our products. While we have recovered some revenue resulting from the unauthorized use of our software products, we cannot determine the extent to which software piracy of our products exists. We anticipate that software piracy will continue to be a persistent issue in the software industry.

Employees

At March 31, 2004, we had 1,213 full-time employees worldwide with 1,063 of these employees located in the United States. None of our employees is subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our relations with our employees and contingent workers are good. Our future success is highly dependent on our ability to attract, retain and motivate highly skilled employees.

ITEM 2.    PROPERTIES

As of March 31, 2004, we leased the major facilities described below:

Location	Approx. Sq. Ft.	Sq. Ft. Non-Occupied	Lease Terminations	Use
Northern California	390,000	124,000	Between 2004 and 2011	Product development, sales, marketing and administration

Newton, Massachusetts	348,000	262,000	2010	Product development, sales, marketing and administration

Richardson, Texas	55,000	27,000	2006	Product development

Bangalore, India	52,000	—	2009	Product development and administration

Bracknell, United Kingdom	24,000	12,000	2005	Support, marketing and administration

San Diego, California	24,000	—	2008	Product development, sales, marketing and administration

All of our leased facilities are leased under operating leases. We have an additional 16 field support offices in various locations within the United States, Canada, Latin America, Europe and Asia Pacific. All our support offices are leased with lease terminations between 2004 and 2006. In aggregate, total lease obligations through termination for these 16 leases were less than $1.0 million as of March 31, 2004.

In addition, in August 2003, we exercised options to purchase three properties, which consist of a parking structure and two office buildings, and are in immediate proximity to our current headquarters in San Francisco, California. We purchased two of these properties for $14.7 million and title to these properties was transferred to us as of March 31, 2004. For the third property, we deposited $2.7 million into escrow in August 2003, and paid the remaining $37.7 million of the purchase price in April 2004. These properties will serve as our corporate headquarters where we conduct various corporate, product development and operational activities. We are currently utilizing the parking structure and expect to occupy the third property in the fourth quarter of fiscal year 2005. We expect to begin occupying the second office building based on future headcount and operational needs subsequent to fiscal year 2005. We believe our facilities are adequate for our current and near term needs.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, Macromedia is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relation matters.

As of the time of this Annual Report, there were no material pending legal proceedings other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our property is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Macromedia’s common stock is traded on the NASDAQ National Market under the symbol “MACR.” The Company’s closing stock price was $24.87 on June 2, 2003 and there were 542 stockholders of record as of that date, excluding stockholders whose shares were held in nominee or street name by brokers. The Company has not paid any cash dividends and does not currently have plans to do so in the foreseeable future.

The following table sets forth the high and low sales price per share for Macromedia’s common stock for the periods indicated:

	High	Low
Fiscal Year 2004:
First Quarter	$23.22	$11.35
Second Quarter	28.80	17.33
Third Quarter	30.00	16.70
Fourth Quarter	21.30	17.30

Fiscal Year 2003:
First Quarter	$24.00	$7.65
Second Quarter	9.75	5.80
Third Quarter	13.47	6.00
Fourth Quarter	16.25	10.45

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our Consolidated Financial Statements and related notes thereto. This selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related Notes thereto included in Item 15 of this Form 10-K. Historical results are not necessarily indicative of future performance.

	2004	2003	2002	2001	2000
	(In millions, except per share data)
Fiscal Year Ended March 31,
Net revenues	$369.8	$336.9	$326.5	$391.2	$265.0
Operating income (loss)(1), (2)	49.5	1.7	(238.6)	6.4	8.4
Income (loss) before income taxes(1), (2)	53.1	5.0	(306.6)	22.1	20.7
Net income (loss)(1), (2)	41.5	1.6	(308.8)	13.4	8.8
Accretion on mandatorily redeemable convertible preferred stock	—	—	—	—	(2.5)
Net income (loss) applicable to common stockholders(1), (2)	41.5	1.6	(308.8)	13.4	6.2
Net income (loss) applicable to common stockholders per common share:(1), (2)
Basic	0.64	0.03	(5.31)	0.26	0.14
Diluted	0.60	0.03	(5.31)	0.24	0.12

At March 31,
Cash, cash equivalents and short-term investments	282.7	215.6	162.0	178.0	187.0
Working capital(3)	237.8	159.6	107.5	127.8	175.0
Total assets	681.9	527.4	519.6	785.7	339.4
Non-current liabilities(3)	21.9	30.4	37.3	1.2	0.3
Total stockholders’ equity	545.0	399.5	380.7	668.2	254.3

(1)	We completed a restructuring plan in fiscal year 2002, which is discussed further in Note 11 to our consolidated financial statements. Accordingly, operating loss for fiscal year 2002 reflects an $81.8 million charge.
(2)	On April 1, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which is discussed further in Note 9 to our consolidated financial statements. As a result of adopting this standard, we no longer amortize goodwill. Operating income (loss) for fiscal years 2002, 2001, and 2000 reflects charges of $101.1 million, $5.0 million, and $0.9 million in those respective fiscal years, related to amortization of goodwill, including assembled workforce, prior to the adoption of this standard.
(3)	Certain other prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of the non-current portion of our deferred tax assets. In accordance with SFAS No. 109, a reclassification was made on the Company’s consolidated balance sheets for fiscal years ended March 31, 2003, 2002, 2001 and 2000 to reflect the non-current portion of deferred tax assets as a non-current asset. Historically, the Company classified all of its deferred tax assets as a current asset on its consolidated balance sheets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the five-year summary of selected financial data and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years represent fiscal years unless otherwise noted. Except for the historical information contained in this Annual Report on Form 10-K, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand, statements regarding the deployment of our products, statements regarding our reliance on third-parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plan,” “should,” “will,” “would” and words of similar importance. These statements are predictions based upon Macromedia’s current expectations about future events and speak only as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. Readers are referred to “Critical Accounting Policies,” “Results of Operations,” “Liquidity and Capital Resources,” “Risk Factors That May Affect Future Results of Operations,” and “Disclosures About Market Risk” sections contained in this Annual Report on Form 10-K and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements. Unless specifically noted, references to Macromedia in this Annual Report on Form 10-K are references to Macromedia, Inc. and its subsidiaries.

Overview

We are an independent software company providing software that empowers designers, developers and business users to create and deliver effective user experiences on the Internet, fixed media and wireless and digital devices. Our integrated family of technologies enables the development of a wide range of internet solutions including websites, rich media content and Internet applications across multiple platforms and devices.

Strategy

Macromedia has been recognized as a leader in multimedia and web development technologies for over a decade. Through our MX family of products, including Dreamweaver, Flash, Fireworks, ColdFusion and the Studio suite, we have enabled millions of professional Designers and Developers to create rich, engaging, interactive web content and applications. Our growth strategy is to leverage the assets we have built in that core business—principally our technology, our brands and our worldwide distribution engine—to grow into even larger markets serving non-technical professionals. In fiscal year 2004, we began to see a return on our investment in these new markets, with the introduction of new products for two distinct markets: Business Users, who are non-technical knowledge workers, trainers or business decisions makers who want to communicate and collaborate via the Internet, and Consumers, who increasingly expect a rich user experience on digital devices such as personal digital assistants (PDAs) and cellular phones. Our strategy to reach the Business User is to provide complete solutions like Breeze and Contribute that leverage the power of our technology platform in an integrated delivery platform. To reach the Consumer, we are licensing our Flash player technology to leading telecommunications service providers and consumer electronics companies that are embedding it in their devices to enable multimedia functionality. We believe that these two new markets offer the potential for significant growth for the company over the next decade. Our primary products and the markets that they serve are broken down as follows:

Designer and Developer	Business User	Consumer
Macromedia Studio MX	Macromedia Contribute	Macromedia Flash Player
Macromedia Dreamweaver MX	Macromedia Breeze	Macromedia Shockwave Player
Macromedia Flash MX	Macromedia RoboDemo	Macromedia Flash Lite
Macromedia Fireworks MX
Macromedia FreeHand MX
Macromedia Director MX
Macromedia RoboHelp
Macromedia RoboInfo
Macromedia Authorware
Macromedia ColdFusion MX
Macromedia JRun
Macromedia Flex

Industry and Economic Overview

During fiscal year 2004, we observed some strengthening in the demand for software products, with increases in several key indicators of demand such as broadband penetration, on-line advertising spending and broad indicators of IT spending. While the business environment showed some improvement as compared to prior years, customer budgets remained tight and we note that corporations, government agencies, educational institutions and independent developers worldwide are increasingly focused on the return on investment they can generate from their spending. Accordingly, we have maintained our focus on controlling costs, while continuing to invest in the research and development activities required to drive innovation and growth.

Product Update

In fiscal year 2004, we launched a significant number of new products and new versions of existing products, including new versions of our MX family of products: Macromedia Dreamweaver MX 2004, Macromedia Flash MX 2004, Macromedia ColdFusion MX, Macromedia Fireworks MX 2004, Macromedia FreeHand MX 2004, Macromedia Director MX 2004 and Macromedia Studio MX 2004. In addition, we added Macromedia RoboDemo 5, Macromedia RoboInfo 5, and Macromedia RoboHelp X5 to our product portfolio through the acquisition of eHelp Corporation (“eHelp”) in December 2003. We also launched Macromedia Flex, our newest server product, in March 2004 to provide a solution for enterprise programmers who build and deploy rich internet applications (“RIAs”).

Financial Highlights for Fiscal Year 2004

•	Our net revenues for fiscal year 2004 were $369.8 million, a 10% increase from net revenues of $336.9 million in fiscal year 2003. This increase primarily reflects the growth in our Business User and Consumer markets, the favorable impact of strengthening foreign currencies, and to a lesser degree, the impact of our acquisition of eHelp and the resulting addition of new products to our portfolio. Offsetting this increase, we experienced lower than expected initial sales of our MX Products following the MX 2004 launch in the second quarter of fiscal year 2004.

•

Our net income was $41.5 million in fiscal year 2004 compared to $1.6 million in fiscal year 2003. Operationally, we reduced our cost of net revenues from $36.1 million in fiscal year 2003 to $30.6 million in fiscal year 2004, reflecting a greater percentage of net revenues from volume and Original Equipment Manufacture (“OEM”) license sales, which typically have lower material and distribution costs than our traditional boxed-product sales. Offsetting this reduction in costs, our sales and marketing expenditures increased to support the launch of our MX 2004 products to $156.0 million in fiscal year 2004 from $145.3 million in fiscal year 2003. During fiscal year 2003, we recorded an impairment charge of $15.7 million related to acquired developed technology and a $1.7 million charge for the write-off of certain intangible assets related to trade names which contributed to the increase in net income in fiscal year 2004 as compared to fiscal year 2003.

•	Cash provided by operations in fiscal year 2004 was $41.9 million. During the year, our cash, cash equivalent and short term investment balances increased by $67.1 million from $215.6 million at March 31, 2003 to $282.7 million at March 31, 2004. Significant non-operating uses of cash in fiscal year 2004 included the purchase of property and equipment of $25.7 million, including the purchase of land and buildings and $72.0 million for the net purchase of available-for-sale securities. Cash provided by the issuance of common stock upon the exercise of employee stock options was $55.9 million.

•	In the third quarter of fiscal year 2004, we completed our acquisition of eHelp, a provider of rich media help authoring software applications. The purchase price of eHelp was $66.2 million and was comprised of the issuance of approximately 2.4 million shares of our common stock valued at $42.3 million, $18.9 million in cash, and the assumption of converted options to purchase 0.4 million shares of our common stock and transaction costs.

Throughout fiscal years 2004, 2003 and 2002, we operated in one business segment, the Software segment.

Results of Operations

Net Revenues

				% Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(In millions, except percentages)
Net revenues	$369.8	$336.9	$326.5	10%	3%

Net revenues are comprised primarily of license fees, as well as revenues from maintenance, training, technical and other support services. Maintenance, training and other support services comprised less than 10% of our net revenues in fiscal years 2004, 2003 and 2002. Fluctuations in net revenues can be attributed to changes in product and customer mix, general trends in IT spending, as well as to geographic fluctuations and corresponding changes in foreign exchange rates. Further, product life cycles impact revenues period to period as new products and versions are released.

Net Revenues by Market

	2004		2003		2002		% Change
							2004 vs 2003	2003 vs 2002
	$	%	$	%	$	%
	(In millions, except percentages)
Designer and Developer	$327.8	89%	$317.6	94%	$300.3	92%	3%	6%
Business User	22.2	6	3.0	1	—	—	640	n/m
Consumer	11.5	3	2.3	1	2.3	1	400	—
Other	8.3	2	14.0	4	23.9	7	(41)	(41)

Net revenues	$369.8	100%	$336.9	100%	$326.5	100%	10	3

Fiscal Year 2004 versus Fiscal Year 2003

Net revenues increased 10% from fiscal year 2003 to fiscal year 2004. The increase in our net revenues in the current fiscal year reflects revenue growth from our product offerings marketed to Consumers and Business users, the favorable impact of strengthening foreign currencies as more fully described below under “Net Revenues by Geography,” and to a lesser degree, the incremental product revenues resulting from our acquisition of eHelp, partially offset by lower than expected sales of our MX 2004 products following their initial release in the second quarter of fiscal year 2004. Net revenues from our products marketed to our Business Users, including Breeze and Contribute, which were introduced during the last half of fiscal year 2003, comprised 6% of net revenues for fiscal year 2004 as compared to 1% in fiscal year 2003. Net revenues from products marketed to Consumers consist primarily of royalties earned from OEMs for the license of our Flash technology for use on various mobile devices and platforms and comprised 3% of net revenues in fiscal year 2004 compared to 1% in fiscal year 2003. The revenue growth in our Designer and Developer products reflects the favorable impact of strengthening foreign currencies, growth in educational sales and net revenues from our learning and help products resulting from the acquisition of eHelp.

We have a history of introducing new or enhanced product offerings that impact our reported net revenues. For example, we released English language versions of our primary MX products in the second quarter of fiscal year 2004 and foreign language versions of these products in the third quarter of fiscal year 2004. The initial demand for these products was below anticipated amounts based on historical analysis of revenue performance following the release of earlier product versions. In the fourth quarter of fiscal year 2004, we experienced revenue growth resulting from new versions of RoboHelp X5 and RoboInfo 5.0. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods.

Fiscal Year 2003 versus Fiscal Year 2002

Net revenues increased 3% from fiscal year 2002 to fiscal year 2003. The increase was primarily due to the successful launch of our new products and new versions of existing products. However, we also believe our net revenues in fiscal year 2003 were adversely impacted by the weakness in IT and web developer spending.

Net revenues from our Designer and Developer market grew 6% from $300.3 million in fiscal year 2002 to $317.6 million in fiscal year 2003 due primarily to the introduction of our MX product family. Macromedia Studio MX, which was launched in the first quarter of fiscal year 2003, represented approximately 31% of our net revenues in fiscal year 2003. Although sales of Macromedia Studio MX resulted in a decrease in sales of our stand-alone products that are included in our Studio MX bundle, aggregate sales from all of our MX products increased by 13% in fiscal year 2003 as compared to fiscal year 2002. This increase was partially offset by a decline in net revenues from server products, primarily Macromedia ColdFusion MX. Revenues from our server products decreased to $53.0 million in fiscal year 2003, as compared to $60.1 million in fiscal year 2002. This decrease was primarily due to continued pricing pressures resulting from a very competitive market environment, partially offset by releases of new versions of existing products in fiscal year 2003.

Net Revenues by Geography

				% Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(In millions, except percentages)
North America	$206.4	$196.9	$196.8	5%	—%

% of total net revenues	56%	58%	60%
Europe	$94.4	$87.7	$77.9	8	13
Asia Pacific and Other	69.0	52.3	51.8	32	1

International	$163.4	$140.0	$129.7	17	8

% of total net revenues	44%	42%	40%
Net revenues	$369.8	$336.9	$326.5	10	3

Fiscal Year 2004 versus Fiscal Year 2003

North American net revenues increased by 5% in fiscal year 2004 as compared to fiscal year 2003, primarily reflecting an increase in net revenues from our business user products and to a lesser extent, the impact of our acquisition of eHelp in December 2004.

The 17% increase in international revenues in fiscal year 2004 as compared to fiscal year 2003 is primarily due to the impact of strengthening foreign currencies against the U.S. Dollar combined with the introduction of new product offerings in our Consumer market, especially in Asia Pacific. The strengthening of international currencies relative to the U.S. dollar in fiscal year 2004 as compared to fiscal year 2003 had a favorable impact on operating income of approximately $10.6 million. Had exchange rates in fiscal year 2003 been in effect during fiscal year 2004, translated international net revenues billed in local currencies would have been $13.9 million lower and operating expenses would have been $3.3 million lower.

Changes in the value of the U.S. dollar may have a significant impact on net revenues and operating expenses in future periods. To minimize the impact of currency fluctuations on certain foreign currency net revenues and expenses, primarily denominated in the Euro, Japanese Yen and British Pound, we utilize foreign exchange forward contracts to provide greater predictability of the affect of currency fluctuations on net revenue and operating expenses of certain forecasted transactions over our fiscal year. (See “Risk Factors That May Affect Future Results of Operations—Risks Associated With Our International Operations” for additional information).

Fiscal Year 2003 versus Fiscal Year 2002

North American net revenues in fiscal year 2003 remained flat with fiscal year 2002. Increases in net revenues related to the launch of our new products and new versions of our existing products in North America were offset by continued weakness in IT and web developer spending.

The 8% increase in international net revenues in fiscal year 2003 as compared to fiscal year 2002 primarily resulted from our increased sales efforts in new international markets and from the launch of new products and new versions of existing products, partially offset by the weakness in certain foreign economic environments in fiscal year 2003 compared to fiscal year 2002. The strengthening of international currencies relative to the U.S. dollar in fiscal year 2003 as compared to fiscal year 2002 also had a favorable impact on operating income and revenues in fiscal year 2003 as compared to fiscal year 2002. The fluctuation in foreign currencies resulted in a favorable $4.7 million impact on operating income. Had exchange rates in fiscal year 2002 been in effect during fiscal year 2003, translated international net revenues billed in local currencies would have been $6.3 million lower and operating expenses would have been $1.6 million lower.

Cost of Revenues

				% Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(In millions, except percentages)
Cost of net revenues	$30.6	$36.1	$44.1	(15)%	(18)%
Impairment of acquired developed technology	—	15.7	—	(100)	n/m
Amortization of acquired developed technology	2.0	6.1	11.3	(67)	(46)

Total cost of revenues*	$32.6	$57.8	$55.4	(44)	4

Cost of net revenues as a % of total net revenues	8%	11%	14%

*	Total amounts may not calculate due to rounding.

Cost of net revenues includes cost of materials, royalties paid to third-parties for the licensing of developed technology, product assembly and distribution costs, costs incurred in providing training and technical support to customers and business partners and costs to translate our software into various foreign languages.

Fiscal Year 2004 versus Fiscal Year 2003

Cost of net revenues decreased to $30.6 million and represented 8% of net revenues in fiscal year 2004 from $36.1 million or 11% of net revenues in fiscal year 2003. The 15% decrease in cost of net revenues in fiscal year 2004 as compared to fiscal year 2003 reflects a greater percentage of net revenues from volume and OEM license sales, which typically have lower material and distribution costs than our traditional boxed-product sales. This decrease also resulted from lower inventory charges for obsolescence in fiscal year 2004 as compared to the prior fiscal year. The beneficial impact of our volume and OEM license sales and lower inventory charges for obsolescence were partially offset by additional costs incurred to outsource portions of our e-commerce operations to a third party.

Amortization of acquired developed technology from acquisitions decreased to $2.0 million in fiscal year 2004 as compared to $6.1 million in fiscal year 2003. The decrease was mainly due to the impairment of acquired technology from our Allaire acquisition during the second quarter of fiscal year 2003, partially offset by the amortization of acquired technology from our eHelp acquisition incurred in the third quarter of fiscal year 2004. Following our acquisition of eHelp, amortization of acquired developed technology increased as we amortize acquired developed technology recorded as a result of our purchase over an estimated useful life of four years. At March 31, 2004, the remaining acquired developed technology balance is $9.9 million, which will be amortized through fiscal year 2008.

In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, royalty rates for licensed technology and the geographic distribution of sales.

Fiscal Year 2003 versus Fiscal Year 2002

Cost of net revenues was $36.1 million or 11% of net revenues in fiscal year 2003, as compared to $44.1 million or 14% of net revenues in fiscal year 2002. Cost of net revenues decreased as a percentage of net revenues in fiscal year 2003 as compared to fiscal year 2002 due to decreases in cost of materials, training costs and royalties paid to third-parties for the licensing of developed technology. In addition, during fiscal year 2003, we had a greater percentage of net revenues from volume license sales, which have a higher gross margin than our traditional box-product sales. These savings were partially offset by an increase in inventory charges for obsolescence of $2.0 million in fiscal year 2003 as compared to the prior fiscal year due to the launch of the MX product family.

In the second quarter of fiscal year 2003, we performed an impairment analysis on the acquired developed technology asset associated with our acquisition of Allaire Corporation (“Allaire”) in fiscal year 2001 under SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. As a result of this analysis, we recorded an impairment charge of $15.7 million, which represented the amount by which the carrying value of the acquired developed technology asset exceeded its net realizable value.

Amortization of acquired developed technology decreased to $6.1 million in fiscal year 2003 as compared to $11.3 million in fiscal year 2002. The decrease was mainly due to the impairment of acquired technology from our Allaire acquisition recorded during the second quarter of fiscal year 2003.

Operating Expenses

				% Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(In millions, except percentages)
Sales and marketing	$156.0	$145.3	$170.9	7%	(15)%
Research and development	91.2	92.4	110.1	(1)	(16)
General and administrative	37.4	36.2	43.7	3	(17)
Amortization and impairment of intangible assets	1.1	3.2	103.2	(66)	(97)
In-process research and development	2.0	0.4	—	400	n/m
Restructuring expenses	—	—	81.8	—	(100)

Total operating expenses*	$287.7	$277.4	$509.7	4	(46)

*	Total amounts may not calculate due to rounding.

Selected operating expense categories as a percent of net revenues.

	2004	2003	2002
Sales and marketing	42%	43%	52%
Research and development	25	27	34
General and administrative	10	11	13

Sales and Marketing.    Sales and marketing expenses consist primarily of the following: compensation and benefits, marketing and advertising expenses, activities which support product launches and direct sales efforts, including travel, and allocated expenses for our facilities and IT infrastructure to support marketing activities. Sales and marketing expenses increased $10.7 million to $156.0 million in fiscal year 2004 from $145.3 million in fiscal year 2003. The increase primarily resulted from an increase in compensation-related expense resulting from an increase in headcount, higher net revenues and increases in product marketing and advertising activities. Compensation-related expenses increased $7.2 million in fiscal year 2004 compared to fiscal year 2003 resulting from an increase in headcount and higher commissions related to increased net revenues and the costs associated with our acquisition of eHelp in December 2003. Product marketing and advertising expenditures increased $2.3 million in fiscal year 2004 compared to fiscal year 2003 reflecting higher expenditures related to the launch of Macromedia Studio MX 2004 as compared to marketing expenditures related to the launch of Macromedia MX in the prior fiscal year and expenditures related to the launch of RoboHelp X5 and RoboInfo 5.0. In addition, travel and other expenses related to higher sales volume and product launch-related activities increased by $2.4 million in fiscal year 2004 from fiscal year 2003.

Sales and marketing expenses decreased $25.6 million to $145.3 million in fiscal year 2003, as compared to $170.9 million in fiscal year 2002. The decrease is primarily due to reductions in allocated facility and IT expenses of $9.9 million resulting from our fiscal year 2002 restructuring and lower compensation expenses of $8.0 million.

We expect to continue investing in sales and marketing of our products as we continue to launch and sell new products, develop market opportunities and promote our competitive position. As a result, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending.

Research and Development.    Research and development expenses consist primarily of compensation and benefits as well as allocated expenses for our facilities and IT infrastructure to support product development.

Research and development expenses decreased $1.2 million to $91.2 million in fiscal year 2004 from $92.4 million in fiscal year 2003. The decrease primarily resulted from a reduction in depreciation expense and facilities charges of $2.4 million in fiscal year 2004 as compared to fiscal year 2003. In addition, compensation charges decreased by $1.6 million from fiscal year 2003 to fiscal year 2004 due to lower average headcount in the current period. These decreases were partially offset by an increase in contract personnel and temporary labor spending of $2.7 million primarily related to the introduction of the MX 2004 products in the second quarter of fiscal year 2004.

Research and development expenses decreased $17.7 million to $92.4 million in fiscal year 2003 from $110.1 million in fiscal year 2002. The decrease resulted primarily from a reduction in allocated facility and IT expenses of $10.1 million resulting from our fiscal year 2002 restructuring and lower compensation expenses of $8.1 million.

During fiscal year 2004, we released version upgrades to our MX family of products as well as introduced Macromedia Flex in March 2004. We anticipate continuing to invest significant resources into research and development activities in order to develop new products, enhance the technology in our existing products and to develop new technologies.

General and Administrative.    General and administrative expenses consist primarily of compensation and benefits, fees for professional services and allocated expenses for our facilities and IT infrastructure to support general and administrative activities.

General and administrative expenses increased $1.2 million to $37.4 million in fiscal year 2004 from $36.2 million in fiscal year 2003. Compensation-related expenses increased $2.3 million in fiscal year 2004 compared to fiscal year 2003 resulting from an increase in headcount, primarily in compliance functions. Other employee costs, which include temporary staffing, training, recruiting and relocation costs, also increased by $1.2 million in fiscal year 2004 compared to fiscal year 2003 as a result of supporting increased staffing needs. Partially offsetting these increases, professional legal fees decreased by $3.1 million from fiscal year 2003 to fiscal year 2004 following the settlement of certain legal matters (see “Litigation Settlements”).

General and administrative expenses decreased $7.5 million to $36.2 million in fiscal year 2003 as compared to $43.7 million in fiscal year 2002. The decrease was primarily due to decreases in allocated facility and IT expenses of $3.0 million resulting from our fiscal year 2002 restructuring and a $2.9 million decrease in professional fees primarily related to various legal matters settled in fiscal year 2002.

We anticipate that general and administrative expenses in the near future will continue to include costs to comply with newly-proposed and enacted rules and regulations promulgated by the SEC and the NASDAQ stock market, including costs to hire additional personnel and use additional accounting and advisory services.

Amortization and Impairment of Intangible Assets.    We amortize intangible assets with estimated useful lives. Amortization of intangible assets decreased to $1.1 million in fiscal year 2004 as compared to $1.6 million in fiscal year 2003. The decrease was mainly due to the impairment of certain intangible assets recorded during the second quarter of fiscal year 2003 as more fully described below, partially offset by the amortization of intangible assets recorded as a result of our eHelp acquisition in the third quarter of fiscal year 2004.

Amortization of intangible assets decreased to $1.6 million in fiscal year 2003 as compared to $103.2 million in fiscal year 2002. The decrease was mainly due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002 following which goodwill is no longer amortized.

Following the results obtained from our impairment analysis of our acquired developed technology asset in the second quarter of fiscal year 2003 (see discussion in “Cost of revenues”), we performed an impairment analysis on the trade name associated with our fiscal year 2001 acquisition of Allaire. We performed our analysis under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, initially comparing the estimated undiscounted cash flows of the trade name to its carrying value. As a result of this analysis, we recorded an impairment charge of $1.7 million for the trade name asset in fiscal year 2003. This charge represented the amount by which the carrying value of the trade name asset exceeded its fair value, estimated by calculating its discounted cash flows.

In-Process Research and Development.    In fiscal year 2004, we recorded $2.0 million of in-process research and development attributable to certain technologies in connection with our acquisition of eHelp. The acquired technology was recognized as in-process research and development as the technology had not reached technological feasibility at the time eHelp was acquired and had no alternative future use. In fiscal year 2003, we recorded $357,000 of in-process research and development attributable to certain technologies recorded in connection with our fiscal year 2003 acquisitions. Such technologies were recognized as in-process research and development as they had not reached technological feasibility at the time they were acquired and had no alternative future uses.

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

Our restructuring expenses and accruals involved significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through third-party advisors. We continually review our restructuring accrual to determine its appropriateness and reasonableness. No significant changes have been made to these estimates in fiscal years 2004 or 2003.

Other Income (Expense)

	2004	2003	2002
	(In millions)
Interest income, net	$3.7	$4.1	$6.5
Gain (loss) on investments and other, net	0.9	0.9	(7.0)
Loss on equity affiliate	—	—	(36.0)
Litigation settlements	—	(1.2)	(31.4)
Other, net	(1.0)	(0.4)	(0.1)

Total other income/(expense), net	$3.6	$3.4	$(68.0)

Interest Income.    Interest income consists primarily of interest earned on interest-bearing cash, cash equivalents and available-for-sale short-term investments.

Interest income was $3.7 million in fiscal year 2004 as compared to $4.1 million in fiscal year 2003 and $6.5 million in fiscal year 2002. The decline in our interest income in fiscal year 2004 and in fiscal year 2003 is primarily due to lower yields on our cash, cash equivalent and short-term investment balances as compared to the respective prior fiscal years, partially offset by higher average balances of cash, cash equivalents and short-term investments.

Gain (Loss) on Investments and Other, net.    Gain (loss) on investments and other, net includes the gains and losses on the sale or other-than-temporary declines in the value of our available-for-sale investments in the common stock of public companies and on our investments in the common stock of privately held companies.

Gain (loss) on investments and other, net was $0.9 million in fiscal years 2004 and 2003 and $(7.0) million in fiscal year 2002.

Historically, we held common stock in public companies that were accounted for as available-for-sale investments. It is our policy to record impairment losses on investments in publicly-traded equity securities when it is determined that there has been a decline in the fair market value of the investment that is other-than-temporary. We have recorded realized gains and losses upon the subsequent sales of these publicly-traded equity securities determined as the difference between the sales price and the carrying value in fiscal years 2004 and 2003. At March 31, 2004, we no longer held any available-for-sale investments in the common stock of public companies.

We have also historically held investments in the common and preferred stock of certain privately-held companies that are accounted for under the cost method, reviewing such investments for factors which indicate that declines in value may be other-than-temporary and recording impairment charges when declines in value are deemed to be other- than-temporary. These factors include evaluating, as available, the cash flows and profitability of the investee, general economic conditions, trends in the investee’s industry and trends in publicly-traded peers of the investee. We have recorded realized gains and losses from privately-held equity securities in fiscal years 2004 and 2003 at the time the investments were sold when such investments were sold at a value exceeding the carrying value and/or upon the receipt of cash proceeds from distributions made by the entity. At March 31, 2004, we held equity interests in several privately-held companies for which no carrying value was recorded on our consolidated balance sheet.

In fiscal year 2003, we also recorded a gain on the sale of acquired technology of $1.0 million. The net carrying value of the technology, which was previously acquired in connection with an acquisition during fiscal year 2000, had already been fully amortized on its consolidated balance sheet as of the date of sale. This gain represented the net amount of the proceeds.

In fiscal year 2002, we recorded impairment losses on strategic investments of $7.6 million. These losses represented write offs or write downs of the carrying amount of these investments and were determined after considering, among other factors, the investees’ current and projected operating results, including estimated liquidation value and the inability of the investees to obtain additional financing. During fiscal year 2002, we received cash proceeds totaling $0.6 million, representing our portion of the liquidated assets of two investees whose investment balances were previously written off during fiscal year 2001 in accordance with our accounting policy.

Loss on Equity Affiliate.    We recorded losses from our investment in AtomShockwave, accounted for under the equity method, of $36.0 million in fiscal year 2002. The charge reflected our share of AtomShockwave’s losses recorded in the period, as well as the write-down of our investment and the write off of certain receivables in the prior fiscal year. Our investment balance in AtomShockwave since September 30, 2001 has been zero. Accordingly, we have not recognized our share of AtomShockwave’s profits or losses since September 30, 2001, although we held approximately 33% of the outstanding voting shares of AtomShockwave at March 31, 2004. While we have ongoing agreements with AtomShockwave relating to distribution of the Macromedia Shockwave Player and use of the Shockwave trademark, we have no obligation to fund or otherwise support the activities of AtomShockwave.

Litigation Settlements, net.    In fiscal year 2003, we reimbursed $2.5 million to one of the insurers in a securities litigation against us and certain of our former officers and directors, which was settled in fiscal year 2002. In fiscal year 2003, we also recorded a litigation settlement charge of $1.5 million related to securities litigation against us and certain of Allaire’s officers and directors. Partially offsetting these charges, we reversed a litigation judgment charge of $2.8 million related to patent claims recorded in fiscal year 2002 following the subsequent settlement of the claims with no payment obligation in fiscal year 2003.

In fiscal year 2002, we signed a stipulation of settlement with lead plaintiffs that resolved securities litigation pending against us and certain of our former officers and directors since 1997. The settlement amount was $48.0 million, of which $19.5 million was initially recovered from insurance, net of reimbursable legal fees. As a result, we recorded a $28.5 million charge as a component of other income (expense) in our consolidated statements of operations during fiscal year 2002. Of the $19.5 million of insurance coverage, we subsequently paid $2.5 million to RLI Corporation as a result of the RLI settlement in fiscal year 2003. In fiscal year 2002, we also recorded a charge of $2.8 million, relating to the settlement of outstanding patent claims between Adobe and Macromedia that was reversed in fiscal year 2003 as noted above.

Other, net.    Other, net, consists primarily of investment management and banking fees, foreign currency transaction gains and losses and other non-operating transactions not separately disclosed. Other, net, was a $1.0 million loss in fiscal year 2004, as compared to a $0.4 million loss in fiscal year 2003. We recorded a $0.4 million loss in other, net in fiscal year 2003, as compared to $0.1 million in fiscal year 2002. The increase in the loss of other, net, is primarily due to the impact of foreign currency remeasurement losses, principally related to those currencies that are not hedged and fees related to increased banking services.

Provision for Income Taxes.

We recorded income tax provisions of $11.6 million, $3.4 million and $2.3 million in fiscal years 2004, 2003 and 2002, respectively. Current taxes are primarily due the affect of net operating loss carryforwards associated with purchase business combinations which are recorded as a reduction to our goodwill balance instead of our provision for income taxes, and taxable income in certain foreign jurisdictions where we operate. Deferred taxes are primarily due to a change in deferred tax assets, which are related to domestic temporary differences. A deferred tax asset valuation allowance has been established and is determined by assessing whether it is more likely than not the Company will realize the tax benefits of its deferred tax assets in the future.

At March 31, 2004, we had available federal and state net operating loss carryforwards of $525.9 million and $428.7 million, respectively. We also had unused research credit carryforwards of $29.1 million and $26.2 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire in fiscal year 2005 through 2024. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

Cash Flow

The following table summarizes our cash flow activities for the periods indicated (in millions):

	2004	2003	2002
Cash flows provided by (used in):
Operating activities	$41.9	$40.0	$(42.0)
Investing activities	(102.0)	(26.4)	(28.7)
Financing activities	55.9	16.4	21.1

Net increase (decrease) in cash and cash equivalents	$(4.2)	$30.0	$(49.6)

At March 31, 2004, we had cash, cash equivalents and short-term investments of $282.7 million, a 31% increase from the March 31, 2003 balance of $215.6 million. Working capital increased to $237.8 million at March 31, 2004, a 49% increase from the March 31, 2003 balance of $159.6 million.

Cash provided by operating activities in fiscal year 2004 was $41.9 million, as compared to cash provided by operating activities of $40.0 million in fiscal year 2003. Cash provided by operating activities in fiscal year 2003 was $40.0 million, as compared to cash used in operating activities of $42.0 million in fiscal year 2002. Cash provided by operating activities in fiscal year 2004 resulted primarily from adjusting our net income for non-cash depreciation and amortization expense of $18.5 million, partially offset by an increase in net operating assets and liabilities of $13.0 million, including payments recorded against our restructuring accrual. Cash provided by operating activities in fiscal year 2003 resulted primarily from adjusting our net income for the following: non-cash depreciation and amortization expense of $26.4 million; impairment of long-lived assets of $19.2 million, primarily resulting from a $17.3 million impairment charge of the intangible assets acquired in connection with our 2001 acquisition of Allaire; and a $1.7 million write-down of internally developed software that was previously capitalized. These amounts were partially offset by a decrease in net other operating assets of $6.4 million, including payments recorded against our restructuring accrual. Cash used in operating activities in fiscal year 2002 resulted primarily from adjusting our net loss of $308.8 million for the following: non-cash depreciation and amortization expense of $151.4 million, reflecting the amortization of goodwill prior to the adoption of SFAS 142; a $36.0 million loss on our equity affiliate, reflecting our portion of the losses incurred by AtomShockwave; and $24.7 million in write-offs of fixed assets relating primarily to our restructuring.

Cash used in investing activities in fiscal year 2004 was $102.0 million, as compared to $26.4 million in fiscal year 2003. In fiscal year 2004, cash used in investing activities was primarily due to the net purchases of available-for-sale securities of $72.0 million and the purchase of property and equipment of $25.7 million, including the purchase of land and buildings. In August 2003, we exercised the options to purchase property of three contiguous buildings in San Francisco, California for a total purchase price of $55.0 million. We funded $14.7 million purchase price for two of these properties, and deposited $2.7 million into escrow for the third property in fiscal year 2004. The remaining purchase price of $37.7 million for the third building was funded in April 2004. In fiscal year 2004, cash provided through investing activities also included $15.2 million cash acquired in connection with the acquisition of eHelp offset by $4.9 million in cash paid to the eHelp shareholders net of acquisition costs paid. In fiscal year 2004, cash provided in investing activities was reduced by an increase in restricted cash of $14.5 million for the establishment of escrow funds related to the eHelp acquisition. Cash used in investing activities in fiscal year 2003 was $26.4 million, as compared to $28.7 million in fiscal year 2002. In fiscal year 2003, cash used in investing activities was primarily due to net purchases of available-for-sale short-term investments of $23.9 million, purchases of property and equipment of $6.2 million and cash used to pay for acquisitions of $4.5 million, partially offset by cash proceeds resulting from repayments of non-executive related-party loans of $5.1 million. In fiscal year 2002, cash used in investing activities was primarily used for net purchases of available-for–sale short-term investments of $34.1 million and property and equipment of $17.4 million. These payments were partially offset by proceeds from the December 2001 sale-leaseback of an office facility in Redwood Shores, California of $22.1 million and collections on non-executive related party loans.

Cash provided by financing activities in fiscal years 2004 and 2003 was $55.9 million and $16.4 million, respectively. Cash provided by financing activities primarily relates to proceeds received from the exercise of common stock options and purchases under our Employee Stock Purchase Plans. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

In fiscal year 2004, we made capital expenditures of $25.7 million, including the purchase of land and buildings more fully described above. In fiscal year 2005, we anticipate spending between $70.0 million to $80.0 million on capital expenditures, primarily relating to the purchase and build-on of a building property more fully described below (see Purchase commitments) for which we used available cash of $37.7 million in April 2004. We expect that for the foreseeable future, our operating expenses and investing activities as they relate to the associated costs of furnishing and improving our newly purchased office buildings will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short–term investments will be sufficient to meet our operating requirements through at least the next twelve months.

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with revenues, expenses and asset balances primarily denominated in the Euros, Japanese Yen and British Pound. At March 31, 2004, the net notional amount of forward contracts outstanding in U.S. Dollar using the spot exchange rates in effect at March 31, 2004 amounted to $40.9 million (see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Commitments

Contractual Obligations

The following table summarizes our significant financial contractual obligations at March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheets, except for Obligations included in restructuring accrual (in millions):

	Payments Due by Period
	Total	2005	2006-2007	2008-2009	After 2009
Operating lease obligations	$67.4	$14.6	$21.3	$18.4	$13.1
Obligations included in restructuring accrual	69.4	14.1	23.6	19.9	11.8
Property purchase obligations	37.7	37.7	—	—	—
Other purchase obligations	4.8	3.6	1.2	—	—

	$179.3	$70.0	$46.1	$38.3	$24.9

Operating Lease Obligations—We lease office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, we sublease certain office space that we do not expect to occupy prior to lease termination. For certain of these operating leases, we have entered into agreements to indemnify lessors against certain additional costs through the term of the respective leases. To date, we have not made any significant indemnification payments under such agreements and no amount has been accrued in our consolidated financial statements with respect to these indemnification guarantees.

Obligations Included in Restructuring Accrual—We lease office space under operating leases that have been recognized in our restructuring liabilities on our consolidated balance sheets. We sublease a portion of this restructured space. As a result, the restructuring liability on our consolidated balance sheets reflects our obligation net of contractual and estimated sublease income. Obligations included in restructuring accrual in the above table reflect our lease obligations gross of contractual and estimated sublease income.

Property Purchase Obligations—In August 2003, we exercised our option to purchase certain real property, including land, buildings and related improvements, in San Francisco, California, for a total purchase price of $55.0 million. The new facilities, which are in immediate proximity to our current headquarters, consist of a parking structure and two office buildings. We have fully paid two of these properties and title to these properties was transferred to us as of March 31, 2004. For the third property, we deposited $2.7 million into escrow in August 2003 and paid the remaining $37.7 million of the purchase price upon closing of the purchase and upon transfer of title on April 30, 2004. We are currently utilizing the parking structure. We will begin building out the third facility at the end of the first quarter of fiscal year 2005 and the remaining facility based on future headcount and operational needs, which we anticipate occur subsequent to fiscal year 2005.

Other Purchase Obligations—Other significant purchase obligations represent minimum non-cancelable financial commitments made for which the respective goods or services have not been received as of March 31, 2004. The majority of our other purchase obligations relate to commitments related to information technology and telecommunication services.

Other Commitments

Letters of Credit—We obtained letters of credit from financial institutions totaling $9.4 million as of March 31, 2004, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Intellectual Property Indemnification Obligations—The terms of our distribution agreements with our first-tier distributors, including OEMs, and our license agreements with our direct customers, generally provide for a limited indemnification of such distributors and customers against losses, expenses and liabilities arising from third-party claims based on alleged infringement by our products of an intellectual property right of such third party. The terms of such indemnification often limit the scope of, and remedies for, such indemnification obligations and generally include a right to replace an infringing product. To date, we have not had to reimburse any of our distributors or customers for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with our distributors and customers, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Other Contingent Liabilities and Commitments—In the normal course of our business, we have also entered into other indemnification agreements or guarantees that arise in various types of arrangements, including those with financial institutions under banking arrangements. To date, we have not made any significant payments under such indemnification agreements or guarantees and no amount has been accrued on our consolidated balance sheets with respect to those indemnification agreements or guarantees.

Off-Balance-Sheet Arrangements.

We do not have off-balance-sheet arrangements with unconsolidated entities or with related parties, nor do we use other forms to off-balance-sheet arrangements such as research and development arrangements. As of March 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

We make certain estimates, assumptions and judgments when preparing our consolidated financial statements. These estimates, assumptions and judgments can have a significant impact on our consolidated financial statements including the value of certain assets and liabilities on our consolidated balance sheets as well as the amounts of net revenues, operating income and net income on our consolidated statements of operations. We have identified the following to be critical accounting policies to Macromedia: allowance for sales returns; allowance for doubtful accounts, restructuring expenses and related accruals; and income taxes.

Allowance for Sales Returns.    The primary sales channels through which we sell our boxed and volume-license products throughout the world are a network of distributors and product resellers, commonly referred to as value-added resellers (“VARs”). Agreements for boxed products with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Product returns are recorded as a reduction of net revenues. Current product returns for stock rotation from distributors are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding the amount of the requested return. Distributors may, and typically do, return 100% of their inventory balance of obsolete products within a limited time after the release of a new version of that software product. Under the terms of our distribution agreements, authorized returns of obsolete products require a new order from such distributor at an amount not less than the amount of the requested return. Sales of our volume-licensed products generally do not contain return privileges. Products purchased directly from us by end-users, including sales from our online stores, have 30-day return rights. As part of our revenue recognition practices, we have established an allowance for sales returns based upon estimated and known returns.

We review our allowance for sales returns on an ongoing basis. At March 31, 2004, our sales returns reserve totaled $5.1 million and included $0.9 million of requested and authorized returns by our distributors primarily related to our Studio MX product upgrade during fiscal year 2004. In estimating our allowance for sales returns, we evaluate the following factors:

•	Historical product returns and inventory levels on a product-by-product basis for each of our primary sales regions;

•	Current inventory levels and sell-through data on a product-by-product basis as reported to us by our distributors worldwide on a weekly or monthly basis;

•	Our demand forecast by product in each of our principal geographic markets, which is impacted by our product release schedule, seasonal trends, analyses developed by our internal sales and marketing organizations and analysis of third-party market data;

•	General economic conditions, specifically in the markets we serve; and

•	Trends in our accounts receivable.

In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and VARs in order to maintain inventory levels deemed by management to be appropriate. We generally estimate our allowance for sales returns based on channel inventory levels between four to six weeks of expected future sales by our first-tier distributors and VARs, based on the criteria noted above. We make these estimates based on channel inventory and sell-through information that we obtain principally from our first-tier distributors and VARs. Product returns from our first-tier distributors and VARs are also impacted by actual product returns they receive directly from lower tiers of distribution for which we receive limited inventory and sell-through information. In addition, our estimates are based on historical product returns and channel inventory levels on a product-by-product basis for each of our primary sales regions. As a result, actual product returns in future periods may differ from our estimates and may have a material adverse effect on our net revenues and consolidated results of operations due to factors including, but not limited to, market conditions and product release cycles. At March 31, 2004, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

In fiscal years 2004, 2003 and 2002, product returns, consisting principally of stock rotation for obsolete products, totaled $28.3 million, $22.7 million and $27.8 million, or 8%, 7% and 9% of net revenues, respectively. In fiscal years 2004 and 2003, our product returns were impacted by transition and upgrade cycles associated with the launch of our MX product family in the first quarter of fiscal year 2003 and the upgrade of our MX product family to MX 2004 in the second quarter of fiscal year 2004. Similarly, fiscal year 2002 product returns were impacted by new product offerings. In general, we would expect the allowance for sales returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and VARs seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and VARs would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end-user demand, which would result in a lower allowance for sales returns.

Allowance for Doubtful Accounts.    We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable when collection becomes doubtful.

We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and reduce our reported net income. Our allowance for doubtful accounts amounted to $1.9 million, or 4% of gross accounts receivable, at March 31, 2004 and $3.2 million, or 8% of total gross accounts receivable, at March 31, 2003. The lower balance of the allowance for doubtful accounts as a percentage of gross accounts receivable at March 31, 2004 as compared to March 31, 2003 was based on improvement in certain accounts receivable metrics, most notably the aging of our receivable portfolio.

Distributors account for a significant portion of our net revenues and accounts receivable balances and comprise several individually large accounts. One of these distributors represented 21%, 28% and 28% of consolidated net revenues in fiscal years 2004, 2003 and 2002, respectively, and 19% and 16% of our gross accounts receivable balances at March 31, 2004 and 2003, respectively. A second distributor represented 13%, 8% and 8% of our consolidated net revenues in fiscal years 2004, 2003 and 2002, respectively, and 14% and 4% of our gross accounts receivable at March 31, 2004 and 2003, respectively. If the credit exposure associated with a large distributor relationship increased, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses related to any particular industry or geographic region.

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

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, market data in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control and include future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts, Northern California, Bracknell, United Kingdom, and to a lesser extent in Richardson, Texas and Minneapolis, Minnesota. In addition, our restructuring estimates for facilities could be adversely impacted by the financial condition of sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our consolidated balance sheet at March 31, 2004. Actual results may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual, which will impact our operating results in future periods.

As of March 31, 2004, our restructuring accrual balance included future minimum gross lease obligations for our restructured facilities extending through 2011. These future minimum gross lease obligations amounted to $69.4 million, which will be offset by future sublease income of $38.9 million to be received under contractual sublease arrangements. In addition, our restructuring accrual balance is offset by estimated future sublease income of $11.9 million. The estimated future sublease balance is impacted by fluctuations in the demand in commercial real estate markets where we have significant operating lease obligations, notably the Newton, Massachusetts commercial real estate market. Accrued restructuring costs related to the Newton lease represented 56% of our total accrued restructuring at March 31, 2004. Our Newton space covers 348,000 square feet held under operating leases through 2010, of which we currently occupy 86,000 square feet and sublease 262,000 square feet to existing subtenants. Of the 262,000 square feet that we currently sublease to existing tenants, subleases covering 86,000 square feet will expire at various dates commencing in July 2004. Should the Newton, Massachusetts commercial real estate market deteriorate, we may not be able to find acceptable tenants at the rates or timing consistent with what we used in estimating our restructuring accrual.

Income Taxes.    In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process also involves estimating the impact of additional taxes resulting from tax examinations, primarily in foreign jurisdictions. These examinations are often complex and can require several years to resolve. Accruals for tax contingencies require management to estimate the actual outcome of any such audits. Actual results could vary from these estimates.

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

Recent Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. We adopted SFAS No. 149 in fiscal year 2004. The adoption of this standard did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We did not enter into or modify any financial instruments after May 31, 2003. We adopted SFAS No. 150 effective July 1, 2003. The adoption of this standard did not have an impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Multiple Deliverable Revenue Arrangement” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).” We adopted the provisions of EITF 00-21 for transactions to which SOP 97-2 does not apply, such as sales of on-line subscription software applications in the quarter ended September 30, 2003. The adoption of EITF 00-21 did not have a significant impact our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 applied immediately to variable interest entities (“VIEs”) created after January 31, 2003. The adoption of FIN 46 had no impact on us as we have no special purpose entities. We are continuing to evaluate the provisions of FIN 46R, which updates FIN 46, and is effective for periods ending after March 15, 2004, related to VIEs, created prior to February 2003, and their effects on our consolidated financial statements.

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

Our new product and version releases may not be successful and as a result our results of operations could be materially and adversely affected—A substantial portion of our revenues is derived from license sales of new software products and new versions of existing software products. The success of new products and new versions of existing products, including the MX 2004 family of products released in fiscal 2004, depends on the timing, market acceptance and performance of new products or new versions of existing products. In the past we have experienced delays in the development of new products and enhancement of existing products and such delays may occur in the future. If we are unable, due to resource constraints or technological reasons, to develop and introduce products in a timely manner, such inability could have a significantly adverse effect on our results of operations, including, in particular, our quarterly results. In addition, market acceptance of our new product or version releases will be dependent on our ability to include functionality and usability in such releases that address the requirements of customer demographics with which we may have limited prior experience. We must update our existing products and services to keep them current with changing technology, competitive offerings and consumer preferences and must develop new products and services to take advantage of new technologies that could otherwise render our existing products, or existing versions of such products, obsolete. Furthermore, our new product or version releases may contain undetected errors or “bugs,” which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, such releases may not effectively guard against harmful or disruptive codes, including “virus” codes, new versions of which appear periodically, which may target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of market share, diversion of development resources, injury to our reputation and the reputation of our products, or damage to our efforts to build positive brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition. If we do not ship new products or new versions of our existing products as planned, if new product or version releases do not achieve adequate market acceptance, if new products or version releases fail to perform properly, or if we are unsuccessful in penetrating our Business User and Consumer markets, our results of operations could be materially and adversely affected.

Our future operating results are difficult to predict and our future operating results and our stock price are subject to volatility—Our operating results for a particular period are extremely difficult to predict. Our net revenues depend significantly on general domestic and global economic conditions and the demand for software products in the markets in which we compete. Uncertainty about future economic conditions makes it difficult to forecast operating results and any delays or reductions in information technology spending could result in a material and adverse effect on our operations. Our revenues may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. We have also experienced variability in revenue trends during our quarters, noting an increase in revenues in the last month of each quarter. Our efforts to manage our operating expenses may hinder our ability to achieve growth in our business and revenues. Any shortfall in revenues or results of operations from levels expected by securities analysts, general declines in economic conditions, or significant reductions in spending by our customers, could have an immediate and materially adverse effect on the trading price of our common stock in any given period. In addition to factors specific to us, changes in analysts’ earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general may result in significant volatility in the trading price of our common stock.

We implemented a new integrated enterprise resource planning (“ERP”) application which is scheduled to be operational in the first quarter of fiscal year 2005—During the first quarter of fiscal year 2005, we replaced our legacy ERP applications used to support a substantial portion of our worldwide operations with an integrated ERP application from a major enterprise software vendor. This integrated ERP application supports our management of inventory, order processing, shipping, accounting and human resource (“HR”) functions. We may experience disruptions with our new integrated ERP application that could prevent us from taking customer orders, shipping products or billing customers that could harm our business and our reputation. In addition, our new ERP application requires the services of employees with extensive knowledge of the specific business application we license and the business environment in which we operate. In order to successfully operate our ERP application, we must be able to attract new employees and retain a significant number of existing employees. If we fail to attract and retain the highly skilled personnel required to maintain and operate our ERP applications systems, our business could suffer.

We face intense competition—We operate in a highly competitive market characterized by market and customer expectations to incorporate new features and to accelerate the release of new products. These market factors represent both opportunities and competitive threats to us. With respect to competitive threats:

•	Our designer and developer tools compete directly and indirectly with products from major vendors including Microsoft Corporation (“Microsoft”), International Business Machines (“IBM”) and Adobe.

•	Our server software products compete in a highly competitive and rapidly changing market for application server technologies. With respect to these products, we compete directly with products offered by Microsoft, IBM, BEA, Sun and various other open-source or free technologies.

•	Our products marketed to Business Users, such as Breeze and Contribute, compete directly and indirectly with products offered by IBM and WebEx Communications, Inc.

•	Our products offered to mobile operators and device manufacturers for use in consumer devices compete directly and indirectly with various technologies and products from both established and emerging vendors.

Introduction of new products, or introduction of new functionalities in current products, by us or by other companies may intensify our current competitive pressures. Some of our current and potential competitors have greater financial, marketing, technical and intellectual property resources than we do.

Furthermore, we have a number of strategic alliances with large and complex organizations, some of which may compete with us in certain markets. These arrangements are generally limited to specific projects, the goal of which is generally to achieve product compatibility, promote product adoption, or facilitate product distribution. If successful, these relationships may be mutually beneficial. However, these alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we also have a strategic alliance and, at the same time, cooperate with that company in other business areas. If these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development, encounter barriers to product adoption and distribution or fail to realize the anticipated economic benefit of the strategic alliance.

We may not be able to successfully defend or enforce our intellectual property rights—Because we are a software company, our business is dependent on our ability to protect our intellectual property rights. We rely on a combination of patent, copyright, trade secret and trademark laws, as well as employee and third-party nondisclosure agreements and license agreements, to protect our intellectual property rights and products. Policing unauthorized use of products and fully protecting our proprietary rights are difficult and we cannot guarantee that the steps we have taken to protect our proprietary rights will be successful. In addition, effective patent, copyright, trade secret and trademark protection may not be available in every country in which our products are distributed or used. In particular, while we are unable to determine the exact extent of piracy of our software products, software piracy may depress our revenues. While this would also adversely affect domestic revenue, revenue loss from piracy of our software products is believed to be even more significant outside of the United States, particularly in countries where laws provide less protection of intellectual property rights. Protection of our intellectual property rights also is difficult in situations where the Company has taken certain actions to promote broader adoption of our technology. For instance, in an effort to promote broader adoption of our technology, in particular the Macromedia Flash Player and the Macromedia Shockwave Player, we publish and grant industry standard-setting organizations, user groups and third parties the right to use certain Macromedia product specifications, file formats, application programming interfaces (“APIs”), and other information. These specifications, file formats, APIs and other information could be used to produce products that compete with and reduce demand for Macromedia’s own products. Our intellectual property enforcement rights may be diminished because of our decision to publish or license certain intellectual property in an effort to promote its adoption.

We may be subject to intellectual property litigation—From time to time, we are involved in legal disputes relating to the validity or alleged infringement of our, or of a third party’s, intellectual property rights. Intellectual property litigation is typically extremely costly, unpredictable and can be disruptive to our business operations by diverting the attention and energies of our management and key technical personnel. In addition, any adverse decisions, including injunctions or damage awards entered against us, could subject us to significant liabilities, require us to seek licenses from others, prevent us from distributing or licensing certain of our products, or cause severe disruptions to our operations or the markets in which we compete, any one of which could adversely impact our business and results of operations.

Risk associated with acquisitions—We have entered into business combinations with other companies in the past, including our acquisition of eHelp in December 2003, and two acquisitions in the fourth quarter of fiscal year 2003 and may make additional acquisitions in the future. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, business strategy, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in dilution to existing stockholders, if stock or stock options are issued, or the assumption of debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations and liquidity. Accordingly, any future acquisitions could result in a material adverse effect on our results of operations.

Risks associated with international operations—International net revenues outside of North America accounted for approximately 44%, 42% and 40% of our consolidated net revenues in fiscal years 2004, 2003 and 2002, respectively. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products and in some cases, to translate them into foreign languages. In addition, we have and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. International business and operations are subject to a number of special risks, including:

•	foreign currency risk;

•	foreign government regulation;

•	reduced and/or less predictable intellectual property protections;

•	general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships;

•	more prevalent software piracy;

•	unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

•	longer payment cycles and greater difficulty in collecting accounts receivables;

•	potentially adverse tax consequences;

•	the burdens of complying with a variety of foreign laws; and

•	difficulties in staffing and managing foreign operations.

Additionally, we are uncertain whether the weaknesses experienced in certain foreign economies will continue in the foreseeable future due to, among other things, possible currency devaluation, liquidity problems and political and continued military hostilities.

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At March 31, 2004, the net notional amount of forward contracts outstanding in U.S. Dollars using the spot exchange rates in effect at March 31, 2004 amounted to $40.9 million. However, there can be no assurance that such contracts will adequately manage our exposure to currency fluctuations in the long-term, as the average maturity of these foreign exchange forward contracts is less than twelve months.

Our operating results are dependent, in part, on our distribution channels—A substantial portion of our net revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, hardware and software superstores, retail dealers and OEMs. Although we have not experienced any material problems with our distribution channels, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. Our ability to effectively distribute products depends in part upon the financial and business conditions of our distribution channels. In addition, one distributor represented 21%, 28% and 28% of consolidated net revenues in fiscal years 2004, 2003 and 2002, respectively. A second distributor represented 13%, 8% and 8% of our consolidated net revenues in fiscal years 2004, 2003 and 2002, respectively. The loss of, or a significant reduction in business, with any one of our major distributors could have a material adverse effect on our business and consolidated results of operations in future periods. Furthermore, the terms of the arrangement with a distributor, OEM or reseller may result in us deferring recognition of revenue from such arrangement due to various factors, including future delivery and other obligations that we may have under such arrangement or failure by such party to comply with the reporting and payment obligations under such arrangement. Our revenues generated through our OEM channels may also be impacted by the marketability and success of the corresponding OEM products offered by these third parties.

While our products are marketed and sold through different levels of distribution channels, we maintain direct contractual relationships primarily with the first-tier distributors, generally relying on such distributors to manage the relationship with second-tier distributors and resellers with respect to the distribution, marketing and promotion of our licenses. Although we receive periodic reports from most of the distributors and resellers of our products, our reliance on our first-tier distributors to assist us in managing the lower level distribution channels limits our ability to (i) anticipate and respond to excess inventory levels of, or change in demand for, our products by lower-tier distributors or resellers; (ii) directly manage the marketing or promotion of our products by such lower-tier distributors or resellers; and (iii) monitor the adequacy of training received with respect to our products by employees of such lower-tier distributors or resellers. Therefore, if our first-tier distributors are unable to continue to effectively assist us in marketing and selling our products to the lower-tier distribution channels, the demand for and reputation of, our products may decrease and our operations and our financial results may be materially and adversely effected.

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

Changes or disruptions in services provided by third parties could disrupt our business—We rely primarily on a single independent third party to produce and distribute our products. If there is a temporary or permanent disruption of our supply from such manufacturer, we may not be able to replace the supply in sufficient time to meet the demand for our products. Any such failure to meet the demand for our products would adversely affect our revenues and might cause some users to purchase licenses to our competitors’ products to meet their requirements.

We rely on a limited number of independent third parties to provide support services to our customers. If any of these third-party service providers terminates its relationship with us or ceases to be able to continue to maintain such relationship with us, we may not have sufficient notice or time to avoid serious disruption to our business. Furthermore, if any such third-party service providers fail to provide adequate or satisfactory support for our products, our reputation as well as the success of our products may be adversely affected.

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

Termination of licenses for technologies from third parties could cause delays, increased costs or reduced functionality that may result in a material reduction in our net revenues and higher costs—We license and distribute third-party technologies that are bundled with or embedded in our products. If any of these licenses from third parties were terminated or were not renewed, or the third-party technology were to become subject to an intellectual property dispute, we might not be able to ship our products in which these technologies are bundled or embedded. We would then have to seek an alternative to such third party technology to the extent that such an alternative exists. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products and material reduction in our net revenues.

Adverse economic conditions in the commercial real estate market may affect our ability to sublease vacated portions of properties held under sublease—In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our prior acquisitions and to better align our cost structure with the weaker business environment. During fiscal year 2002, our restructuring expenses included, among other things, costs related to canceling or vacating approximately 450,000 square feet of facility space held under our operating leases. We currently lease 390,000 square feet of space in Northern California under operating leases which expire between 2004 and 2011, of which 124,000 square feet of space is not currently occupied by us and is currently subleased or being marketed for sublease. Furthermore, we lease 348,000 square feet of space in Newton, Massachusetts, which expires in June 2010, of which 262,000 square feet is currently subleased. We also lease 55,000 square feet at a facility in Richardson, Texas, of which 27,000 square feet is currently being subleased. Our restructuring expenses and accruals involve significant estimates made by management using the best information available at the time that the estimates were made, including market data obtained from real estate brokers in the local markets. These estimates include evaluating the timing and market conditions of rental payments and sublease income. Any reductions in our operations, including staff reductions, may result in us vacating additional portions of properties held under operating leases prior to the expiration of the corresponding lease agreements. The general adverse economic conditions in the areas in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. There can be no assurance that market conditions will improve during our lease period. If market conditions deteriorate, we may be unable to sublease our excess leased properties at all or on terms acceptable to us, or we may not meet our expected estimated levels of subleasing income and our results of operations could be adversely affected.

System failures or system unavailability could harm our business—We rely on our network infrastructure, internal technology systems and our websites for our development, marketing, operational, support and sales activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, fires, power loss, telecommunication failures, computer viruses and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions could also cause system interruptions, delays and loss of critical data and could prevent us from fulfilling our customers’ orders. We have developed disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, as they could impact our sales and damage our reputation and the reputation of our products. We may, however, have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. Any event that causes failures or interruption in our hardware or software systems could result in disruption in our business operations, loss of revenues or damage to our reputation.

We may not be able to attract or retain key personnel—Our future growth and success depend, in part, on the continued service of our highly skilled employees, including, but not limited to, our management team and sales personnel. Our ability to attract and retain employees is dependent on a number of factors, including our continued ability to provide stock incentive awards, competitive cash compensation and cash bonuses. The loss of key employees or an inability to effectively recruit new employees, as needed, could have a material adverse affect on our business and our ability to grow in the future.

Legislative actions may cause our operating expenses to increase—The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the Securities and Exchange Commission (“SEC”) and the NASDAQ stock market impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASDAQ, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and adversely affect our results of operations.

Future impairment assessments on certain intangible assets may result in additional impairment charges—In fiscal year 2003, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized, but instead, reviewed at least annually for impairment. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these intangible assets. In particular, if there is (i) a significant and other than temporary decline in the market value of our common stock; (ii) a decrease in the market value of a particular asset; and (iii) operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Changes in generally accepted accounting principles (“GAAP”) may affect our reported results—We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. Of particular significance are the GAAP relating to the accounting treatment of employee stock options and the recognition of revenue in software licensing transactions. A change in these policies could have a significant effect on our reported results and may affect the reporting of transactions completed prior to the announcement of a change.

Changes in tax laws and regulations may increase our expenses and the cost of our products—In October 1998, the federal Internet Tax Freedom Act (“ITFA”) was enacted. The ITFA imposed a three-year moratorium on state and local taxes related to internet access and discriminatory taxes on electronic commerce that expired October 20, 2001. In November 2001, the moratorium was extended another two years until November 2003. In September 2003, the House passed legislation (H.R. 49) that would permanently extend the moratorium. On April 29, 2004, the Senate approved the extension of the moratorium for another four years. The House and Senate bills must be reconciled before legislation can be enacted, the timing of which is unclear. If the ITFA is not extended or permanently enacted, state and local jurisdictions may seek to impose taxes on internet access or electronic commerce within their jurisdictions that could increase the selling costs of our products.

Also, on July 1, 2003, the European Union enacted legislation requiring all non-European Union vendors to collect Value Added Tax (“VAT”) on all electronically supplied goods or services sold to consumers in the European Union. Compliance with this new European Union tax legislation has increased the cost of our products to consumers in the European Union and could decrease the demand for our products in that region.

Changes in our tax rates could affect our future results—Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretations. In addition, we are subject to examination of our tax returns by the tax authorities.

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

We account for our short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents and all of our short-term investments are recorded as “available-for-sale” and accordingly are classified as current assets on our balance sheets. Securities with original maturities less than three months are classified as cash equivalents.

Cash equivalents and short-term investments include primarily fixed-rate and floating-rate interest earning instruments, which carry a degree of interest rate risk. Fixed-rate securities may have their market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates decline. We mitigate interest rate volatility by investing in instruments with short maturities. We ensure the safety and preservation of our invested funds by placing these investments with high credit-quality issuers. We maintain portfolio liquidity by ensuring that underlying investments have active secondary or resale markets.

The table below represents cost, carrying amounts and the related weighted average effective interest rates by year of maturity for our cash equivalents and short-term investments as of March 31, 2004. The table does not include cash of $9.3 million held in deposit accounts as of March 31, 2004.

	For the Fiscal Years Ending March 31,
	2005	2006	Total Cost	Carrying Amount
	(In millions, except interest rates)
Cash equivalents	$83.3	$—	$83.3	$83.3
Average interest rate	1.05%	—	1.05%
Short-term investments	$98.0	$91.8	$189.8	$190.0
Average interest rate	1.42%	1.58%	1.50%
Total cash equivalents and short-term investments	$181.3	$91.8	$273.1	$273.3

Foreign Currency Risk

Our international operations are subject to risks typical of an international business, including, among other factors: differing economic conditions; changes in political climate; differing tax structures; other regulations and restrictions; and foreign exchange volatility. As a result, our future results could be materially impacted by changes in these or other factors.

We sell our products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. We regularly enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. Our management’s present strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates over our fiscal year. We account for derivative instruments and hedging activities in accordance with SFAS No. 133. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value.

Our exposure to foreign exchange rate fluctuations results from the sale of products internationally in foreign currencies and from expenses in foreign currencies to support those sales. We have a risk management program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of foreign exchange forward contracts in certain currencies, primarily the Euro, Japanese Yen and British Pound. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. Under this program, increases or decreases in our foreign currency transactions are partially offset by gains and losses on the foreign exchange forward contracts, so as to mitigate the income statement impact of significant foreign currency exchange rate movements. We do not use foreign exchange forward contracts for speculative or trading purposes.

Cash Flow Hedging.    We designate and document foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, we apply hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in the fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (loss) (“AOCI”). We record any ineffective portion of the hedging instruments, which was immaterial in fiscal year 2004, in other income (expense) on our consolidated statements of operations. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to other income (expense) at that time. All values reported in AOCI at March 31, 2004 will be reclassified to earnings in eight months or less. At March 31, 2004, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging.    We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At March 31, 2004, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

Our outstanding net foreign exchange forward contracts at March 31, 2004 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at March 31, 2004 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount in U.S. Dollar	Weighted Average Forward Rates
	(In millions, except weighted average forward rates)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$10.2	1.24
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	1.7	109.00
British Pound (“GBP”) (contracts to receive U.S. Dollar/pay GBP)	2.6	1.81

Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$11.1	1.22
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	12.1	108.40
British Pound (“GBP”) (contracts to receive U.S. Dollar/pay GBP)	3.2	1.74

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholders’ Equity and Comprehensive Income,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Schedule II—Valuation and Qualifying Accounts” on pages F-2 to F-35 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of the end of the period covered by this Annual Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by the company’s Chief Financial Officer. This code of ethics, titled the “Code of Ethics for Financial Employees,” is posted on the Investor Relations section of our website at www.macromedia.com/macromedia/ir under the Corporate Governance menu. We have determined that the code complies with the requirements as set forth in Item 406 of Regulation S-K promulgated under the Securities Act and the Exchange Act, as amended.

The information concerning audit committee financial experts required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Audit Committee Financial Experts.” The Company’s Board of Directors has determined that the members of our Audit Committee, which is currently composed of Messrs. Gomo, Harris, Lucas and Welty, are both financial experts and independent as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership and management and related stockholder matters required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

Certain information concerning related stockholder matters required by this Item can be found on page F-24. Additional information required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Equity Compensation Plan Information.”

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Macromedia, Inc. are incorporated by reference to Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—March 31, 2004 and 2003
Consolidated Statements of Operations—Years Ended March 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—Years Ended March 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows—Years Ended March 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2. Financial Statement Schedules. The following financial statement schedule of Macromedia, Inc. for the fiscal years ended March 31, 2004, 2003 and 2002 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Macromedia, Inc.:

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

		8-A	October 26, 2001

10.01	Macromedia, Inc. 2001 Employee Stock Purchase Plan. *	S-8	January 18, 2002

10.02	Macromedia, Inc. 2003 Employee Stock Purchase Plan. *	S-8	July 30, 2003

10.03	1992 Equity Incentive Plan, as amended to date. *	10-Q	August 3, 2001

10.04	Allaire Corporation 1997 Stock Incentive Plan. *	S-8	August 17, 2001

10.05	Allaire Corporation 1998 Stock Incentive Plan. *	S-8	August 17, 2001

10.06	Allaire Corporation 2000 Stock Incentive Plan. *	S-8	August 17, 2001

10.07	eHelp Corporation 1999 Equity Incentive Plan.	S-8	December 29, 2003

10.08	Macromedia, Inc. 2002 Equity Incentive Plan. *	S-8	August 21, 2002

10.09	1993 Directors Stock Option Plan, as amended to date. *	10-Q	August 3, 2001

10.10	Andromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.11	Macromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.12	Blue Sky Software Corporation 1995 Stock Option Plan. *	S-8	December 29, 2003

10.13	Blue Sky Software Corporation 1996 Stock Option Plan. *	S-8	December 29, 2003

10.14	Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 6, 2001.	10-K	June 12, 2002

10.15	First Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

Exhibit Number		Incorporated by Reference		Filed Herewith
	Exhibit Description	Form	Date Filed
10.16	Second Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

10.17	Third Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 30, 2001.	10-K	June 12, 2002

10.18	Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated November 29, 2001.	10-K	June 12, 2002

10.19	First Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 3, 2001.	10-K	June 12, 2002

10.20	Second Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 17, 2001.	10-K	June 12, 2002

10.21	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999.	10-K1	March 30, 2000

10.22	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000.	10-Q2	August 14, 2000

10.23	Written Confirmation of Consent to Amendment of Option and Cancellation of Option between the Registrant and Robert K. Burgess dated July 15, 1997. *	10-K	June 12, 2002

10.24	Employment agreement between the Registrant and Robert K. Burgess dated January 10, 2003. *	10-Q	February 10, 2003

10.25	Consulting agreement between the Registrant and John (Ian) Giffen dated February 1, 1998. *	10-K	June 12, 2002

10.26	First Amendment to consulting agreement between the Registrant and John (Ian) Giffen dated March 31, 2000. *	10-K	June 12, 2002

10.27	Domestic Distribution Agreement by and between the Registrant and Ingram Micro, Inc. dated January 4, 1999.**	10-K	June 9, 2003

10.28	Distribution Agreement by and between Macromedia, Inc. and Tech Data Product Management, Inc. dated June 29, 2001 (as amended).	10-K		X

21.01	List of Registrant’s subsidiaries.			X

23.01	Consent of Independent Registered Public Accounting Firm.			X

24.01	Power of Attorney (see page 46 of this Form 10-K).			X

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

Exhibit Number		Incorporated by Reference		Filed Herewith
	Exhibit Description	Form	Date Filed

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*	Represents a management contract or compensatory plan or arrangement.

**	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

1	Filed with the Allaire Corporation Annual Report on Form 10-K (Commission File Number: 0-25265).

2	Filed with the Allaire Corporation Quarterly Report on Form 10-Q (Commission File Number: 0-25265).

(B) Reports on Form 8-K.

We filed or furnished one report on Form 8-K during the quarter ended March 31, 2004. Information regarding the items reported on is as follows:

Date Filed or Furnished	Items No.	Description
January 21, 2004	5,7,12	On January 21, 2004, we announced our results of operations for our fiscal third quarter ended December 31, 2003. We also announced the resignation of Robert A. Kotick from the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROMEDIA, INC.

By:	/s/ ROBERT K. BURGESS
Robert K. Burgess Chairman and Chief Executive Officer

Dated: June 14, 2004

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

Signature	Title	Date

/s/ ROBERT K. BURGESS Robert K. Burgess	Chairman and Chief Executive Officer (Principal Executive Officer)	June 14, 2004

/s/ ELIZABETH A. NELSON Elizabeth A. Nelson	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	June 14, 2004

/s/ DAVID C. BERNSTEIN David C. Bernstein	Vice President, Finance (Principal Accounting Officer)	June 14, 2004

/s/ JOHN (IAN) GIFFEN John (Ian) Giffen	Director	June 14, 2004

/s/ STEVE GOMO Steve Gomo	Director	June 14, 2004

/s/ WILLIAM H. HARRIS, JR. William H. Harris, Jr.	Director	June 14, 2004

/s/ DONALD L. LUCAS Donald L. Lucas	Director	June 14, 2004

/s/ TIMOTHY O’REILLY Timothy O’Reilly	Director	June 14, 2004

/s/ WILLIAM B. WELTY William B. Welty	Director	June 14, 2004

MACROMEDIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Macromedia, Inc.

We have audited the accompanying consolidated balance sheets of Macromedia, Inc. and subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended March 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Item 15(A)2 herein. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macromedia, Inc. and subsidiaries as of March 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets on April 1, 2002.

/s/    KPMG LLP

Mountain View, California

April 22, 2004

MACROMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$92,662	$96,831
Short-term investments	190,029	118,755
Accounts receivable, net	38,210	27,610
Restricted cash	16,363	—
Prepaid expenses and other current assets	15,581	13,962

Total current assets	352,845	257,158
Property and equipment, net	45,512	34,856
Goodwill, net	237,839	201,392
Other intangible assets, net	12,950	4,526
Restricted cash, less current portion	7,022	11,412
Deferred income taxes, non-current	16,062	9,898
Other assets	9,658	8,181

Total assets	$681,888	$527,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,311	$6,714
Accrued payroll and related liabilities	17,634	13,540
Accrued liabilities	41,151	26,350
Income taxes payable	11,838	10,294
Accrued restructuring	6,934	11,024
Deferred revenues	32,215	29,618

Total current liabilities	115,083	97,540

Other liabilities, non-current:
Accrued restructuring	11,657	20,064
Deferred revenues	5,173	4,298
Other liabilities	5,024	5,991

Total liabilities	136,937	127,893

Commitment and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of March 31, 2004 and 2003	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 70,069 and 62,965 shares issued as of March 31, 2004 and 2003, respectively	70	63
Treasury stock, at cost; 1,818 shares as of March 31, 2004 and 2003	(33,649)	(33,649)
Additional paid-in capital	855,073	751,134
Accumulated other comprehensive income	408	417
Accumulated deficit	(276,951)	(318,435)

Total stockholders’ equity	544,951	399,530

Total liabilities and stockholders’ equity	$681,888	$527,423

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended March 31,
	2004	2003	2002

Net revenues	$369,786	$336,913	$326,498
Cost of revenues:
Cost of net revenues	30,638	36,065	44,050
Amortization and impairment of acquired developed technology	1,954	21,770	11,332

Total cost of revenues	32,592	57,835	55,382

Gross profit	337,194	279,078	271,116

Operating expenses:
Sales and marketing	155,963	145,297	170,851
Research and development	91,220	92,385	110,118
General and administrative	37,381	36,168	43,693
Amortization and impairment of intangible assets	1,135	3,207	103,200
In-process research and development	2,010	357	—
Restructuring expenses	—	—	81,820

Total operating expenses	287,709	277,414	509,682

Operating income (loss)	49,485	1,664	(238,566)

Other income (expense):
Interest income, net	3,698	4,117	6,522
Gain (loss) on investments and other, net	927	852	(6,980)
Loss on equity affiliate	—	—	(36,016)
Litigation settlements, net	—	(1,178)	(31,402)
Other, net	(1,000)	(435)	(122)

Total other income (expense)	3,625	3,356	(67,998)

Income (loss) before income taxes	53,110	5,020	(306,564)
Provision for income taxes	11,626	3,448	2,266

Net income (loss)	$41,484	$1,572	$(308,830)

Net income (loss) per common share:
Basic	$0.64	$0.03	$(5.31)
Diluted	$0.60	$0.03	$(5.31)
Weighted average common shares outstanding used for basic and diluted income (loss) per common share:
Basic	64,380	60,170	58,190
Diluted	69,430	61,190	58,190

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances as of March 31, 2001	59,221	$59	(1,818)	$(33,649)	$713,579	$(907)	$308		$(11,177)	$668,213
Comprehensive loss:
Net loss								$(308,830)	(308,830)	(308,830)
Unrealized loss on available-for-sale short-term investments, net of tax							(466)	(466)		(466)

Total comprehensive loss								$(309,296)

Exercise of stock options	1,295	1			15,194					15,195
Common stock issued under ESPP	471	1			5,919					5,920
Non-cash stock compensation					63	626				689

Balances as of March 31, 2002	60,987	61	(1,818)	(33,649)	734,755	(281)	(158)		(320,007)	380,721
Comprehensive income:
Net income								$1,572	1,572	1,572
Unrealized gain on available-for-sale short-term investments, net of tax							534	534		534
Unrealized gain from cash flow hedges, net of tax							41	41		41

Total comprehensive income								$2,147

Exercise of stock options	837	1			10,239					10,240
Common stock issued under ESPP	1,141	1			6,140					6,141
Non-cash stock compensation						281				281

Balances as of March 31, 2003	62,965	63	(1,818)	(33,649)	751,134	—	417		(318,435)	399,530
Comprehensive income:
Net income								$41,484	41,484	41,484
Unrealized loss on available-for-sale short-term investments, net of tax							(136)	(136)		(136)
Unrealized gain from cash flow hedges, net of tax							127	127		127

Total comprehensive income								$41,475

Exercise of stock options	3,588	4			48,922					48,926
Common stock issued under ESPP	1,159	1			7,007					7,008
Tax benefit on exercise of stock options					1,410					1,410
Stock options assumed in eHelp acquisition (see Note 4)					4,332					4,332
Common stock issued in eHelp acquisition (see Note 4)	2,357	2			42,268					42,270

Balances as of March 31, 2004	70,069	$70	(1,818)	$(33,649)	$855,073	$—	$408		$(276,951)	$544,951

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$41,484	$1,572	$(308,830)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,540	26,368	151,442
Write-off and impairment of long-lived assets, including intangible assets	—	19,189	24,678
Acquisition of in-process research and development	2,010	357	—
Loss (gain) on investments and other, net	(927)	(852)	7,610
Amortization of non-cash stock compensation	—	281	689
Loss on equity affiliate	—	—	36,016
Deferred income taxes	(6,279)	(460)	2,809
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(8,752)	(1,571)	14,670
Prepaid expenses and other current assets	(282)	6,133	3,118
Accounts payable and other current liabilities	5,893	(8,152)	(25,103)
Accrued restructuring	(12,527)	(11,945)	43,033
Deferred revenues	2,713	9,125	7,809

Net cash provided by (used in) operating activities	41,873	40,045	(42,059)

Cash flows from investing activities:
Purchases of available-for-sale short-term investments	(313,098)	(155,079)	(130,690)
Proceeds from sales and maturities of available-for-sale short-term investments	241,136	131,186	96,592
Cash acquired (used) in business combination, net of cash paid and acquisition costs	9,726	(4,538)	—
Purchases of property and equipment	(25,707)	(6,243)	(17,392)
Purchases of investments	—	—	(2,995)
Proceeds from sale-leaseback	—	—	22,125
Increase in restricted cash related to acquisitions and other, net	(11,973)	(3)	(2,207)
Other, net	(2,060)	8,208	5,884

Net cash used in investing activities	(101,976)	(26,469)	(28,683)

Cash flows from financing activities:
Proceeds from issuance of common stock	55,934	16,381	21,109

Net cash provided by financing activities	55,934	16,381	21,109

Net increase (decrease) in cash and cash equivalents	(4,169)	29,957	(49,633)

Cash and cash equivalents, beginning of year	96,831	66,874	116,507

Cash and cash equivalents, end of year	$92,662	$96,831	$66,874

Supplemental disclosures:
Cash paid for taxes	$5,498	$3,427	$3,014
Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$1,410	$—	$—
Common stock issued and options assumed in purchase business combinations	$46,602	$—	$—
Unrealized gain (loss) on available-for-sale securities	$(136)	$534	$(466)

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Macromedia, Inc. (the “Company” or “Macromedia”) provides software that empowers designers, developers and business users to create and deliver effective user experiences on the Internet, fixed media and wireless and digital devices. The Company’s integrated family of technologies enables the development of a wide range of internet solutions including websites, rich media content and Internet applications across multiple platforms and devices.

The Company sells its products through a worldwide network of distributors, value-added resellers (“VARs”) and its own sales force and websites. In addition, Macromedia derives revenues from software maintenance and technology licensing agreements to original equipment manufacturers (“OEMs”) and end users.

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

The determination of fair value is based on objective evidence that is specific to the Company, commonly referred to as vendor-specific objective evidence (“VSOE”). Fair value for the Company’s software products, maintenance, support and training is based on prices charged when the element is sold separately. In certain instances where an element has not been sold separately and the VSOE of fair value is unavailable, fair value is established by a price determined by the Company’s management, if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If the only remaining undelivered element is maintenance and support, revenue for all elements would be recognized ratably over the period of maintenance and support. If in a multiple element arrangement, fair value does not exist for one or more of the delivered elements in the arrangement, but fair value does exist for all undelivered elements, then the residual method of accounting is applied. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The Company does not defer revenue for undelivered elements if these elements are determined to be insignificant.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During periods of product transition when upgraded versions of existing products are being introduced and released for commercial shipment, we provide eligible end-user customers who purchase the older product version during a specified time frame the right to receive the upgrade version of the licensed product at no additional charge. The Company also offers certain discount rights to existing users to migrate to other Macromedia products. Such transactions are multiple-element arrangements under which we defer revenue equal to the fair value of the specified upgrade or discount right, reduced by the estimated percentage of customers who will not exercise the right in the specified time period. Estimates of customers not exercising the right are based upon historical analyses. The actual percentage of customers not exercising the right has been materially consistent with our estimates.

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

Allowance for Sales Returns—The Company has established an allowance for sales returns based upon estimated and known returns. Product returns are recorded as a reduction of net revenues and as a reduction of the Company’s accounts receivable balance. Agreements for boxed products with the Company’s distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Current product returns for stock rotation from distributors are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding the amount of the requested return. Distributors may typically return 100% of their inventory balance for obsolete product within a limited time after the release of a new version of such software. Under the terms of the Company’s distribution agreements, authorized returns for obsolete products require a new order from such distributor at an amount not less than the amount of the requested return. Sales of the Company’s volume-licensed products generally do not contain return-right privileges. Products purchased directly from the Company by end-users, including sales from the Company’s online stores, have 30-day return rights.

Allowance for Doubtful Accounts—The Company makes judgments as to its ability to collect outstanding accounts receivable and provides allowances for accounts receivable when collection becomes doubtful. The Company also makes judgments about the creditworthiness of customers based on ongoing credit evaluations and

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the aging profile of customer accounts receivable, and assesses current economic trends that might impact the level of credit losses in the future. Historically, the Company’s allowance for doubtful accounts has been sufficient to cover actual credit losses.

Cash Equivalents and Short-term Investments—Cash equivalents consist of highly liquid investments with original maturities of generally three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of generally more than three months from time of purchase. Cash equivalents and all of the Company’s short-term investments are classified as “available-for-sale.” Where the maturity is more than one year, the securities are classified as short-term as the Company’s intention is to convert them into cash for operations as needed. At March 31, 2004, these marketable securities consisted of highly liquid corporate debt securities, asset-backed securities, U.S. treasury securities, U.S. government agency securities, commercial paper and repurchase agreements. Cash equivalents in foreign currencies consist of money market funds. The objective of the Company’s investments policy is the preservation of the value of its fixed-income investment portfolio while maintaining adequate financial liquidity. The Company invests in high-quality fixed-income investment securities with maturities of 24 months or less.

The cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income, net. Available-for-sale securities are recorded at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income, net.

The Company reviews its investments in marketable securities on a regular basis to determine whether or not each security has experienced an other-than-temporary decline in fair value. A sustained decline in the fair value of an available-for-sale security compared to the Company’s carrying value for a period extending beyond six months is considered other-than-temporary. If the Company concludes that an other-than-temporary decline exists in its marketable securities, the Company writes down the investment to the fair value and records the related write down as an investment loss in its consolidated statements of operations.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, forward contracts used in foreign exchange activities and accounts receivable.

The Company places its cash equivalents, short-term investments and financial instruments used in foreign hedging activities with major financial institutions of high credit standing. The Company is exposed to credit risks related to its cash equivalents and short-term investments in the event of default or decrease in credit-worthiness of one of the issuers of the investments. The Company monitors the financial creditworthiness of these issuers and limits its concentration in individual securities and type of investments that exist within its portfolio. In addition, all of the Company’s investments must carry high credit quality ratings. The counterparties to agreements related to the Company’s foreign exchange forward contracts are major financial institutions. The amounts subject to credit risk arising from the possible inability of counterparties to meet the terms of their contract are generally limited to the amounts, if any, by which the counterparties’ obligations exceed the obligations of the Company to that counterparty. The Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments and counterparties to the Company’s foreign exchange forward contracts.

The Company controls credit risk related to its accounts receivable through credit approvals, credit limits and routine monitoring procedures. The Company performs ongoing credit evaluations of all significant distributors and direct customers. If deemed necessary, the Company may require prepayments or letters of credit and bank guarantees, but generally requires no collateral.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distributors comprise a significant portion of the Company’s revenues and trade receivables. Sales to one distributor accounted for 21%, 28% and 28% of the Company’s consolidated net revenues in fiscal years 2004, 2003 and 2002, respectively, and receivable balances of 19% and 16% of the Company’s gross accounts receivable outstanding at March 31, 2004 and 2003, respectively. Sales to a second distributor accounted for 13%, 8% and 8% of the Company’s consolidated net revenues in fiscal years 2004, 2003 and 2002, respectively, and receivable balances of 14% and 4% of the Company’s gross accounts receivable outstanding at March 31, 2004 and 2003, respectively.

Investments—Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost.

The Company has historically held certain non-marketable investments in privately-held companies that are accounted for on the cost-basis. Impairment losses are recognized on these investments when the Company determines that there has been a decline in the fair market value of the investment that is other than temporary determined considering, among other factors, the investees’ current and projected operating results, including estimated liquidation value and the inability of the investees to obtain additional financing. At March 31, 2004 and 2003, these investments had no carrying value on the Company’s consolidated balance sheets.

Inventory—Inventory consists primarily of software media and user manuals. Inventory is recorded at the lower of cost or market value, determined on a first-in, first-out basis. Inventory is included in prepaid expenses and other current assets and is not material.

Related-Party Transactions—The Company holds loans receivable from certain non-executive employees, including accrued interest, totaling $2.7 million and $3.2 million as of March 31, 2004 and 2003, respectively, primarily in connection with relocation related to their employment, which are secured by real property. These loans are classified on the Company’s consolidated balance sheets as other non-current assets. The principal amounts of the loans are payable on the loan maturity date and have an average remaining maturity of less than three years. These loans bear interest at rates between 1.21% and 2.73%.

Property and Equipment, net—Buildings, equipment, computer software and furniture are recorded at cost and are depreciated over the estimated useful lives of the assets using a straight-line method. Buildings are depreciated over 40 years. Equipment, computer software and furniture have estimated useful lives ranging from 18 months to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the related assets, ranging from three to ten years. Land is recorded at cost and is not depreciated.

Software Development Costs—The Company capitalizes the cost of software developed for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 00-02, Accounting for Website Development Costs. Capitalization of the costs of software developed or obtained for internal use and website development costs begins at the application development phase of the project and totaled $7.0 million and $6.1 million at March 31, 2004 and 2003, respectively. Amortization of the costs of software developed for internal use and website development costs begins when the assets are placed in productive use. Capitalized software costs for internal use and website development costs are generally amortized over three years and are classified as a component of Property and equipment, net. Capitalized software costs which have not yet begun to be amortized are reflected in construction in progress (see Note 8).

The Company capitalizes the cost of software to be sold, leased or otherwise marketed in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Under

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s policy, costs incurred in the initial design phase of software development are expensed as incurred. Capitalized costs generally include the costs associated with product localization and translation. Once the point of technological feasibility is reached, development costs are capitalized and classified as a component of Prepaid and other current assets and totaled $2.2 million and $2.1 million at March 31, 2004 and 2003, respectively. Capitalized software costs are amortized on a per-unit basis as revenues are recognized, but not less than on a straight-line basis over the estimated life of the technology, which is generally 15 months. Amortization of the capitalized software is included as a component of cost of revenues and was $3.6 million, $4.6 million and $4.0 million in fiscal years 2004, 2003 and 2002, respectively. The actual lives of Macromedia’s capitalized software could differ from management’s estimates and such differences could cause carrying amounts of the assets to be materially reduced.

Goodwill and Intangible Assets—Intangible assets primarily consist of goodwill, acquired developed technology, trademarks, tradenames and customer lists relating to mergers and acquisitions. Prior to April 1, 2002, goodwill and assembled workforce were amortized on a straight-line basis over a three-year period. On April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill, which included assembled workforce that was reclassified to goodwill upon adoption of this standard. However, the Company continues to amortize its other intangible assets, including acquired developed technology, over their estimated useful lives.

The Company currently operates in one business segment, the Software segment. When reviewing goodwill for impairment, SFAS No. 142 requires that the Company assess whether goodwill should be allocated to operating levels lower than the Software segment (termed “reporting units”) for which discrete financial information is available and reviewed for decision-making purposes. Currently, the Company does not have any reporting units lower than its Software segment that meet the criteria set forth in SFAS No. 142.

The Company performs an annual impairment test in the fourth quarter of each fiscal year by assessing the fair value and recoverability of its goodwill, unless facts and circumstances warrant a review of goodwill for impairment before that time. The Company determines the fair value of its reporting unit using a discounted cash flow model. The Company compared the fair value of its reporting unit to its carrying value in fiscal years 2004 and 2003 and noted that goodwill was not impaired.

Long-Lived Assets—The Company’s long-lived assets consist of property and equipment and other intangible assets, excluding goodwill. The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

Foreign Currency Remeasurement—The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars using historical exchange rates. Net revenues and expenses are remeasured using average exchange rates prevailing during the period. Gains and losses resulting from remeasurements are recorded in the Company’s consolidated statements of operations as a component of Other, net and were not material in fiscal years 2004, 2003, or 2002.

Foreign Currency Hedging—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheets at fair value. In fiscal year 2003, the Company began entering into derivative transactions to protect against the risk of foreign exchange currency movements on the value of certain assets and future cash flows. Financial derivative instruments, comprised of forward foreign exchange contracts, designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction.

Cash flow hedges are accounted for by recording the fair value of the financial derivative instrument as either a freestanding asset or a freestanding liability in the consolidated balance sheets, with the effective portion of the change in fair value of the financial derivative recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity, net of tax. Amounts are then included in net revenues in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivative is recorded in Other, net within Other income (expense) on the Company’s statements of operations. These amounts were not material in fiscal years 2004 and 2003. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in AOCI related to the specific hedging instruments are reported in other, net within Other income (expense) on the Company’s statements of operations. In fiscal years 2004 and 2003, these amounts have not been material.

Stock-Based Compensation—As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock-based compensation to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Compensation costs are amortized on a straight-line basis over the expected service period, which is generally the vesting period of the stock-based awards.

Pursuant to SFAS No. 148, the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. The Company has revised its SFAS No. 123 pro forma stock option disclosure presented below to incorporate pro forma expense under SFAS No. 123 associated with certain options subject to a voluntary stock option exchange program in fiscal year 2002. This revision of the employee stock-based compensation expense determined under the fair value based method for all employee stock option awards resulted in increased pro forma expense of $32.8 million and $36.9 million for the fiscal years ended March 31, 2003 and 2002, respectively.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the Company’s plans been determined consistently with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been:

	2004	2003	2002
	(In thousands, except per share data)
Net income (loss):
As reported	$41,484	$1,572	$(308,830)
Stock-based compensation costs, net of taxes, included in the determination of net income (loss) as reported	—	281	689
Stock-based compensation costs, net of taxes, that would have been included in the determination of net income (loss) had the fair value-based method been applied to all awards	(106,106)	(119,613)	(128,939)

Pro forma net loss	$(64,622)	$(117,760)	$(437,080)

Basic net income (loss) per common share:
As reported	$0.64	$0.03	$(5.31)
Pro forma	$(1.00)	$(1.96)	$(7.51)
Diluted net income (loss) per common share:
As reported	$0.60	$0.03	$(5.31)
Pro forma	$(1.00)	$(1.96)	$(7.51)

The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

The fair value of the Company’s stock options, warrants and Employee Stock Purchase Plans (“ESPPs”) purchase rights granted under its stock-based compensation plans were estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for grants during fiscal years 2004, 2003 and 2002:

	Stock Option Plans			Employee Stock Purchase Plans
	2004	2003	2002	2004	2003	2002
Weighted average risk free rate	2.58%	2.57%	3.99%	1.29%	1.45%	2.30%
Expected life (years)	3.50	3.50	3.50	0.50-2.00	0.50-1.50	0.50-2.00
Expected volatility	83.00%	87.00%	97.00%	85.00%	87.00%	97.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Accordingly, using the Black-Scholes option-pricing model and the above assumptions, the weighted average fair value of Macromedia stock options granted during fiscal years 2004, 2003 and 2002 was $10.67, $6.73 and $10.20, respectively. In addition, the weighted average fair value of purchase rights granted under the ESPPs during fiscal years 2004, 2003 and 2002, was $4.31, $2.98 and $7.31 per right, respectively.

Other Comprehensive Income (Loss)—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. The components of other comprehensive income (loss) included unrealized gains or losses from the Company’s available-for-sale short-term investments during fiscal years 2004, 2003 and 2002, and unrealized gains or losses associated with the Company’s cash flow hedges during fiscal year 2004 and 2003.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Net Revenues—Cost of net revenues includes cost of materials, royalties paid to third-parties for the licensing of developed technology, product assembly and distribution costs, costs incurred in providing training and technical support to customers and business partners, costs to translate software into various foreign languages and amortization and impairment of acquired developed technology.

Advertising Costs—Advertising expenditures are charged to operations as incurred. Advertising expenses incurred during fiscal years 2004, 2003 and 2002 were $14.9 million, $12.5 million and $13.5 million, respectively.

Income Taxes—The Company uses the asset and liability method of accounting for income taxes as required under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not it will realize the tax benefits of its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the evaluation of tax planning initiatives in each of the jurisdictions in which we operate. The Company also accounts for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Recent Accounting Standards—In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The Company adopted SFAS No. 149 in fiscal year 2004. Adoption of this standard did not have an impact on the accompanying consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into or modify any financial instruments after May 31, 2003. The Company adopted SFAS No. 150 effective July 1, 2003. The adoption of this standard did not have an impact on the Company’s consolidated financial results.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Multiple Deliverable Revenue Arrangement” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS No. 3 , “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28).” The Company adopted the provisions of EITF 00-21 for transactions to which SOP 97-2 does not apply, such as

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales of on-line subscription software applications in the quarter ended September 30, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 applied immediately to variable interest entities (“VIEs”) created after January 31, 2003. The adoption of FIN 46 had no impact on us as we have no special purpose entities. We are continuing to evaluate the provisions of FIN 46R, which updates FIN 46, and is effective for periods ending after March 15, 2004, related to VIEs, created prior to February 2003, and their effects on our consolidated financial statements.

3.    Reclassifications

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, a reclassification was made on the Company’s consolidated statements of operations for fiscal years 2003 and 2002 to include the amortization and impairment of acquired developed technology as a component of cost of revenues. Historically, the Company had classified the amortization and impairment of acquired developed technology as a component of operating expenses. As a result of the reclassification, reported amounts for cost of revenues increased and operating expenses decreased by $21.7 million and $11.3 million for fiscal year 2003 and 2002, respectively.

Certain other prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of the non-current portion of deferred tax assets. In accordance with SFAS No. 109, a reclassification was made on the Company’s consolidated balance sheet for the fiscal year ended March 31, 2003 to reflect the non-current portion of deferred tax assets as a non-current asset. Historically, the Company classified all of its deferred tax assets as a current asset on its consolidated balance sheets. As a result of this reclassification, reported total current assets for the fiscal year ended March 31, 2003 decreased by $9.9 million with a corresponding increase in deferred income taxes, non-current. There was no impact to total assets.

4.    Business Combinations

eHelp Corporation—On December 19, 2003, the Company acquired all of the outstanding stock of privately-held eHelp Corporation (“eHelp”), a provider of rich media help authoring software applications. By combining eHelp solutions with the Macromedia authoring family and with its business solutions products, developers will be able to create and deliver rich user assistance and tutorial content. The purchase price of eHelp was $66.2 million, including direct transaction costs of approximately $0.7 million. The purchase price was comprised of the issuance of approximately 2.4 million shares of the Company’s common stock valued at $42.3 million, $18.9 million in cash, of which $4.9 million was paid as of March 31, 2004, the balance of which remains payable subject to certain indemnification obligations of eHelp, and the assumption of converted options to purchase 423,000 shares of the Company’s common stock with a Black-Scholes fair value of $4.3 million. The corresponding obligations have been included in current liabilities. In connection with the acquisition, the Company acquired net tangible assets of $8.2 million, including $15.2 million of cash. The acquisition was recorded using the purchase method of accounting. The results of eHelp’s operations were combined with those of the Company from the date of acquisition and were not material in fiscal year 2004.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price has been allocated based on the estimated fair value of net tangible assets and appraised values of intangible assets acquired as follows (in thousands):

Net tangible assets of eHelp	$8,195
Acquired in-process research and development	2,010
Acquired developed technology	9,466
Trade name and customer list	2,046
Goodwill	44,514

Total purchase price	$66,231

The acquired net tangible assets of eHelp were allocated in the accompanying consolidated balance sheet as follows (in thousands):

Cash	$15,179
Accounts receivable	1,849
Property and equipment and other	962
Accounts payable and accrued liabilities	(9,795)

Net tangible assets acquired	$8,195

The value allocated to developed technology and trade name and customer list will be amortized over four years on a straight-line basis. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. The value allocated to goodwill of $44.5 million will not be amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (see Note 9) and is attributable to the premium paid for the opportunity for enhanced revenue growth in the automated user assistance software market. Pro forma information has not been provided as the acquisition is not material to the Company’s consolidated operating results.

Fiscal Year 2003 Acquisitions—In fiscal year 2003, the Company completed certain acquisitions accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations. The aggregate purchase price of these acquisitions was approximately $4.5 million in cash. One of these business combinations provides for additional consideration of up to $3.5 million, subject to achievement of certain business objectives in fiscal year 2004 as defined in the related purchase agreement. At March 31, 2004, the Company recorded an additional $2.3 million in goodwill reflecting the achievement of certain business objectives. Payment of this earn-out provision will be made in fiscal year 2005.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash-equivalents and short-term investments (in thousands):

	March 31, 2004
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,322	$—	$—	$9,322
Money market funds	65,447	—	—	65,447
Commercial paper	7,393	—	—	7,393
Repurchase agreements	10,500	—	—	10,500

Total cash and cash equivalents	92,662	—	—	92,662

Short-term investments:
Corporate debt securities	46,906	102	(11)	46,997
Asset-backed securities	17,519	27	(1)	17,545
U.S. treasury securities	25,360	55	—	25,415
U.S. government agency securities	86,687	82	(16)	86,753
Taxable municipal securities	13,317	2	—	13,319

Total short-term investments	189,789	268	(28)	190,029

Total cash, cash equivalents, and short-term investments	$282,451	$268	$(28)	$282,691

	March 31, 2003
	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,944	$—	$—	$6,944
Money market funds	73,604	—	—	73,604
Commercial paper	16,283	—	—	16,283

Total cash and cash equivalents	96,831	—	—	96,831

Short-term investments:
Corporate equity securities	—	56	—	56
Commercial paper	18,164	—	—	18,164
Corporate debt securities	12,486	89	(1)	12,574
Certificates of deposit	1,000	—	—	1,000
U.S. treasury securities	5,014	17	(5)	5,026
U.S. government agency securities	71,077	209	(5)	71,281
Taxable municipal securities	10,636	18	—	10,654

Total short-term investments	118,377	389	(11)	118,755

Total cash, cash equivalents, and short-term investments	$215,208	$389	$(11)	$215,586

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments consisted of the following, by original contractual maturity (in thousands):

	March 31,
	2004	2003
Due in one year or less	$98,079	$61,438
Due greater than one year and less than two years	91,950	57,317

	$190,029	$118,755

Realized gains and losses from the sale of available-for-sale investments and from the impairment of our corporate equity securities for other-than-temporary declines in market value were not material in fiscal years 2004, 2003 and 2002. Realized gains and losses are included in Gain (loss) on investments and other, net.

6.    Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31,
	2004	2003
Accounts receivable	$45,225	$42,044
Less:
Allowance for doubtful accounts	(1,919)	(3,174)
Allowance for sales returns	(5,096)	(11,260)

	$38,210	$27,610

7.    Restricted Cash

The Company pledged as security in trust for certain letters of credit securing operating leases of approximately $8.6 million and $10.9 million in cash as of March 31, 2004 and 2003, respectively. At March 31, 2004 and 2003, the Company also had $14.8 million and $0.5 million, respectively, held in trust against remaining payment obligations from certain business combinations. These funds were invested in money market funds and are classified as current and non-current restricted cash in the Company’s consolidated balance sheets.

8.    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,
	2004	2003
Land	$4,397	$—
Buildings	10,293	—
Construction in progress	5,097	—
Computer equipment	22,856	22,461
Computer software	6,142	6,058
Office equipment and furniture	17,134	17,816
Leasehold improvements	25,845	25,242

	91,764	71,577
Less accumulated depreciation and amortization	(46,252)	(36,721)

	$45,512	$34,856

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2003, the Company exercised its option to purchase real properties, including land, buildings and related improvements in San Francisco, California, for a total purchase price of $55.0 million. The new facilities, consisting of a parking structure and two office buildings, will serve as the Company’s corporate headquarters where it will conduct various corporate, product development and operational activities. During fiscal year 2004, the Company funded the purchase prices of $14.7 million for two of three properties, and recorded them in Property and equipment, net on the Company’s consolidated balance sheet. For the third property, the Company deposited $2.7 million into escrow in August 2003, and funded the remaining purchase price of $37.7 million in April 2004 upon the closing of the purchase.

We are cuurently utilizing the parking structure and expect to occupy the third property in the fourth quarter fiscal year 2005. We will begin occupying the second office building based on future headcount and operational needs, expected to occur subsequent to fiscal year 2005. Property taxes, insurance and other maintenance costs related to the property purchased in April 2004, which will be utilized within the year, will be capitalized in Construction in progress and will be depreciated as part of the Building carrying value once the building is occupied. Such costs are otherwise expensed if occupation is expected to exceed one year from date of purchase.

In fiscal year 2004, depreciation and amortization expense was $15.5 million. Depreciation expense for fiscal year 2003 was $20.4 million, including $1.7 million resulting from the write-down of internally developed software costs. Depreciation and amortization expense for fiscal years 2002 was $36.4 million. In fiscal year 2003, the Company also wrote-off approximately $14.8 million of fully-depreciated property and equipment.

9.    Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in fiscal year 2003, and no longer amortizes goodwill, which had a net book value of $237.8 million and $201.4 million at March 31, 2004 and 2003, respectively. The Company continues to amortize its other intangible assets, including acquired developed technology, over their estimated useful lives. The amortization of acquired developed technology, which is a component of cost of revenues, was $2.0 million, $6.1 million and $11.3 million in fiscal years 2004, 2003, and 2002, respectively. The amortization of other intangible assets, excluding acquired developed technology, was $1.1 million, $1.6 million and $103.2 million in fiscal years 2004, 2003 and 2002, respectively.

Goodwill—In accordance with SFAS No. 142, the Company performed an annual impairment analysis to assess the fair value and recoverability of its goodwill in the fourth quarter of fiscal years 2004 and 2003. The analysis did not result in an impairment charge on goodwill.

The following table presents the impact of adopting SFAS No. 142 on net income (loss) and net income (loss) per common share as if SFAS No. 142 had been in effect in fiscal years 2004, 2003 and 2002 (in thousands, except per share data):

	2004	2003	2002
Net income (loss)—as reported	$41,484	$1,572	$(308,830)
Amortization of goodwill	—	—	93,050
Amortization of assembled workforce	—	—	8,000

Net income (loss)—as adjusted	$41,484	$1,572	$(207,780)

Basic net income (loss) per common share
As reported	$0.64	$0.03	$(5.31)
As adjusted	$0.64	$0.03	$(3.57)
Diluted net income (loss) per common share—as adjusted
As reported	$0.60	$0.03	$(5.31)
As adjusted	$0.60	$0.03	$(3.57)

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the carrying amount of goodwill for the fiscal year ended March 31, 2004 is as follows (in thousands):

Carrying Amount
Balance as of March 31, 2003	$201,392
Acquisitions (see Note 4)	46,146
Tax benefit recognition	(9,699)

Balance as of March 31, 2004	$237,839

At March 31, 2004, the goodwill balance increased by $36.4 million from the March 31, 2003 balance of $201.4 million. The increase was due to an addition of $46.1 million primarily related to the December 2003 acquisition of eHelp (see Note 4), offset by a $9.7 million reduction in goodwill related to the recognition of tax benefit for deferred tax assets resulting from a business combination occurring in a prior period. Because these tax benefits had been fully reserved when the business combination was initially recorded, SFAS No. 109, Accounting for Income Taxes, requires that recognition of such benefit be reflected as a reduction of goodwill rather than a reduction to the Company’s provision for income tax.

Acquired Developed Technology—In fiscal year 2003, the Company compared the unamortized capitalized cost of the acquired developed technology associated with its fiscal year 2001 acquisition of Allaire to the net realizable value of the products. This analysis was performed under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As a result of this analysis, the Company recorded an impairment charge of $15.7 million for the developed technology asset in fiscal year 2003. This charge represented the amount by which the carrying value of the developed technology asset exceeded its estimated net realizable value.

Other Intangible Assets—As a result of the impairment of its acquired developed technology, the Company also performed an impairment analysis on the trade name associated with its fiscal year 2001 acquisition of Allaire. The Company performed the analysis under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, initially comparing the estimated undiscounted cash flows of the trade name to its carrying value. As a result of this analysis, the Company recorded an impairment charge of $1.7 million for the trade name asset in fiscal year 2003. This charge represented the amount by which the carrying value exceeded its fair value, estimated by calculating its discounted cash flows.

At March 31, 2004 and 2003, amortizable intangible assets consisted of the following (in thousands):

	March 31, 2004			March 31, 2003
	Gross Amount after Impairment	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Impairment	Net
Acquired developed technology	$29,630	$(19,727)	$9,903	$35,830	$(17,773)	$(15,665)	$2,392
Acquired trade names, trademarks, and other intangible assets	8,158	(5,111)	3,047	7,762	(3,977)	(1,651)	2,134

	$37,788	$(24,878)	$12,950	$43,592	$(21,750)	$(17,316)	$4,526

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net book value of the Company’s intangible assets and their estimated remaining useful lives at March 31, 2004 are (in thousands):

	Net Book Value	Weighted Average Estimated Remaining Useful Life
Goodwill	$237,839	Indefinite
Trade names, trademarks, and other intangible assets	3,047	40 months
Acquired developed technology	9,903	42 months

	$250,789

The following table depicts the Company’s estimated future amortization charges from its amortizable intangible assets at March 31, 2004 (in thousands):

Estimated Amortization Expense
2005	$3,942
2006	3,837
2007	3,116
2008	2,055

Total	$12,950

10.    Investment in Equity Affiliate

The Company recorded losses from its investment in AtomShockwave Corporation, accounted for under the equity method, of $36.0 million during fiscal year 2002. The charge reflected the Company’s share of AtomShockwave’s losses recorded in this period, as well as the write-down of its investment and the write-off of certain receivables. The Company’s investment balance in AtomShockwave since September 30, 2001 has been zero and as a result, the Company has not recognized its share of AtomShockwave’s profits or losses since September 30, 2001, although it held approximately 33% of the outstanding voting shares of AtomShockwave at March 31, 2004. While the Company has ongoing agreements with AtomShockwave relating to distribution of the Macromedia Shockwave Player and use of the Shockwave trademark, Macromedia has no obligation to fund or otherwise support the activities of AtomShockwave.

11.    Restructuring

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

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with its fiscal year 2001 acquisition of Allaire and to better align its cost structure with the weaker business environment, which resulted in restructuring expenses totaling $81.8 million. Restructuring expenses associated with facilities primarily represented estimated future costs related to approximately 22 facilities to either cancel or vacate the related operating leases as a result of staff reductions and changes in the Company’s business and demise and tenant improvement costs to sublease the facilities, net of deferred rent recorded for the facilities.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of the accrued restructuring balances and net cash payments recorded during fiscal year 2004 and 2003 are presented in the following table (in thousands):

	Balance at March 31, 2002	Net Cash Payments in Fiscal Year 2003	Balance at March 31, 2003	Net Cash Payments in Fiscal Year 2004	Balance at March 31, 2004
Facilities	$41,988	$(11,161)	$30,827	$(12,236)	$18,591
Severance and related charges	1,017	(756)	261	(261)	—
Other costs	28	(28)	—	—	—

	$43,033	$(11,945)	$31,088	$(12,497)	$18,591

The Company expects to make future facility rent payments, net of estimated sublease income, on its contractual lease obligations for these facilities through the end of its obligation periods. These net payments will be recorded as a reduction to the Company’s restructuring accrual. As of March 31, 2004, the restructuring accrual balance primarily represented the estimated future costs of 9 remaining facilities to either cancel or vacate operating leases as well as their related estimated demise and tenant improvement costs to sublease these facilities, net of estimated sublease income. As of March 31, 2004, future minimum gross lease obligations for the Company’s restructured facilities extending through 2011 amounted to $69.4 million, which will be offset by future sublease income of $38.9 million to be received under contractual sublease arrangements and estimated future sublease income of $11.9 million.

12.    Commitments and Contingencies

Macromedia’s principal commitments at March 31, 2004 consisted of obligations under operating leases for facilities, purchase commitments and letter of credit arrangements.

Operating Leases.    The Company leases office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, the Company subleases certain office space that is not currently occupied by the Company. For certain of these operating leases, the Company has entered into agreements to indemnify lessors against certain additional costs through the term of the lease. To date, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in its consolidated financial statements with respect to these indemnification guarantees.

Future minimum payments under operating leases with an initial term of more than one year and future minimum sublease income are summarized as follows (in thousands):

	Net Lease Obligations			Gross Restructured Lease Obligations
Year ending March 31,	Gross Lease Obligations	Sublease Income	Net Lease Obligations
2005	$28,611	$(8,237)	$20,374	$14,029
2006	24,450	(7,485)	16,965	12,621
2007	20,382	(6,422)	13,960	10,955
2008	20,039	(5,444)	14,595	10,467
2009	18,317	(4,997)	13,320	9,479
Thereafter	24,974	(6,357)	18,617	11,849

	$136,773	$(38,942)	$97,831	$69,400

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the total minimum gross lease obligations of $136.8 million are rent payment obligations related to restructured facilities. These gross obligations were accrued under the Company’s restructurings established during fiscal year 2002 and had a balance of $69.4 million at March 31, 2004. Future rent payments accrued under the Company’s restructurings were reduced by contractual future sublease income of $38.9 million and estimated net future sublease income of $11.9 million, resulting in a net restructured lease obligation balance of $18.6 million at March 31, 2004.

The Company recorded rent expense, excluding sublease income, of $14.0 million, $13.5 million and $22.4 million in fiscal years 2004, 2003 and 2002, respectively. No sublease income was recorded as an offset to rent expense in fiscal year 2004 and 2003. For fiscal year 2002, the Company recorded sublease income as an offset to rent expense of $7.7 million. Sublease income received in fiscal year 2004 and 2003 was applied against the Company’s restructuring accrual.

Purchase Commitments.    In August 2003, the Company exercised its option to purchase certain real property, including land, buildings and related improvements, in San Francisco, California, for a total purchase price of $55.0 million. The new facilities, which are in immediate proximity to the Company’s current headquarters, consist of a parking structure and two office buildings. The Company has funded the purchase price of $14.7 million for two of these properties with available cash and the titles of these properties were transferred to the Company as of March 31, 2004. For the third property, the Company deposited $2.7 million into escrow and funded the remaining $37.7 million of the purchase price with available cash upon closing of the purchase and upon transfer of title in April 2004.

Other Purchase Obligations.    Other significant purchase obligations represent minimum financial commitments made for which the respective goods or services have not been received as of March 31, 2004. The majority of our other purchase obligations relate to commitments related to information technology and telecommunication services.

Sale-Leaseback.    In fiscal year 2002, the Company sold land and an office building in Redwood City, California, with a consecutive 10-year lease for the space that it currently occupies. The sale resulted in proceeds of $22.1 million, excluding related tenant deposits and fees. The transaction was accounted for as a sale-leaseback arrangement in accordance with SFAS No. 98, Accounting for Leases, SFAS No. 28, Accounting for Sales with Leasebacks and SFAS No. 66, Accounting for Sales of Real Estate. The transaction resulted in a deferred gain of approximately $4.5 million, which is classified in other non-current liabilities on the Company’s consolidated balance sheets and will be amortized to operating expense over the lease term. The lease is accounted for as an operating lease, resulting in net rental expense of approximately $1.8 million per year.

Letters of Credit.    The Company obtained letters of credit from financial institutions totaling approximately $9.4 million and $11.8 million as of March 31, 2004 and 2003, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Legal.    From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relation matters.

Intellectual Property Indemnification Obligations.    The terms of the Company’s distribution agreements with its first-tier distributors, including OEMs and license agreement with enterprise customers, generally provide for a limited indemnification of such distributors and customers against losses, expenses and liabilities arising from third-party claims based on alleged infringement by the Company’s products of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remedies for, such indemnification obligations and generally include a right to replace an infringing product. To date, the Company has not had to reimburse any of our distributors and customers for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with the Company’s distributors and customers, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

13.    Stockholders’ Equity

Common Stock to Be Issued.    At March 31, 2004, the Company had the following shares available for future issuance upon the exercise of options under the Company’s stock option plans (the “Macromedia Plans”) (including both outstanding option grants as well as options available for future grants), under previous non-plan stock option grants and under the Company’s ESPP (in thousands):

Shares Available
Employee and director stock options under the Macromedia Plans	16,365
Non-plan employee stock options	1,876
2003 ESPP	1,235

19,476

Stock Option Plans.    The Company currently grants options from: 1) the 1999 Stock Option Plan; 2) the 2002 Equity Incentive Plan; and 3) certain plans assumed by the Company as a result of merger activities. The 1999 Stock Option Plan provides for the granting of non-qualified stock options to the Company’s directors, employees and consultants. The 2002 Equity Incentive Plan provides for the granting of several types of stock-based awards, including incentive and non-qualified stock options and restricted stock awards to our directors, employees and consultants.

Stock options under the Macromedia Plans are granted at an exercise price equal to fair market value at the time of the grant and typically vest over four years from the date of grant. The stock options expire ten years from the date of grant and are normally canceled three months after an employee’s termination from the Company. Any option that becomes unexercisable under the Macromedia Plans, excluding certain Option Plans that were expired, without having been exercised in full, shall become available for future grant or sale under the respective plan.

In fiscal years 2004, 2003 and 2002, the Company granted non-plan stock options to purchase shares of the Company’s common stock to certain employees, executives and officers. The stock options were granted with an exercise price equal to fair market value on the grant date and have terms similar to options granted under the Company’s stock option plans.

In March 2000 the FASB issued FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25. Among other things, FIN No. 44 clarifies the

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting treatment for stock repurchases and exchanges and the criteria for such a transaction to qualify as a non-compensatory arrangement. On May 4, 2001, the Company announced an offer for existing stock option holders to exchange outstanding stock options for new options to be granted in excess of six months from the date the offer expired, June 4, 2001 (the “Option Exchange”). In connection with the Option Exchange, the Company cancelled 7.4 million common stock options and on December 21, 2001, regranted 6.6 million common stock options at an exercise price of $15.99 per share, which represented fair market value. The Option Exchange did not have an impact on the Company’s financial statements in fiscal year 2002.

The options outstanding under the Macromedia Plans include stock options that were assumed by the Company as a result of merger activities. All of the acquired options have been adjusted to give effect to the respective conversion terms between the Company and companies acquired.

The following table summarizes the stock option activity for fiscal years 2004, 2003 and 2002 (shares in thousands):

	Number of Options	Weighted Average Exercise Price
Options outstanding as of March 31, 2001	17,685	$37.64
Granted	11,443	15.42
Exercised	(1,295)	11.61
Cancelled	(9,809)	53.74

Options outstanding as of March 31, 2002	18,024	16.69
Granted	5,144	11.15
Exercised	(837)	12.24
Cancelled	(3,461)	17.68

Options outstanding as of March 31, 2003	18,870	15.20
Granted	2,879	18.43
Assumed in merger	423	8.69
Exercised	(3,588)	13.63
Cancelled	(1,375)	16.71

Options outstanding as of March 31, 2004	17,209	$15.78

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about Macromedia’s stock options outstanding as of March 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.08 – $ 5.96	33	2.80	$4.32	33	$4.32
$ 6.75 – $10.25	2,611	7.21	7.99	1,333	8.09
$10.56 – $13.91	4,282	8.07	12.85	1,775	13.01
$14.20 – $16.02	4,941	7.36	15.84	4,479	15.86
$16.20 – $20.90	3,656	8.85	18.61	1,013	18.91
$21.41 – $29.19	1,415	6.24	26.51	1,165	27.16
$30.56 – $45.31	212	5.98	34.01	186	34.30
$49.94 – $99.98	59	6.32	76.33	53	74.89

	17,209	7.71	$15.78	10,037	$16.56

In fiscal years 2003 and 2002, the Company recorded deferred stock compensation, or non-cash stock compensation expense, for stock options issued with an exercise price less than fair value of the underlying stock at the date of grant. The Company recorded compensation expense related to stock options of approximately $281,000 and $689,000 in fiscal years 2003 and 2002, respectively.

Stock Purchase Plan.    The Company adopted the 2001 Employee Stock Purchase Plan in fiscal year 2002 (the “2001 ESPP”). All remaining available shares under the 1993 Employee Stock Purchase Plan were transferred to the 2001 ESPP in fiscal year 2002. Pursuant to this Plan and subject to certain limitations, employees may purchase, through payroll deductions of 2% to 15% of eligible compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. At March 31, 2004, there were no shares remaining for future purchases under the 2001 ESPP plan.

In July 2003, the Company adopted the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). Under the 2003 ESPP, approved by shareholders in July 2003, a total of 600,000 shares of the Company’s common stock is reserved for future issuance. Pursuant to this plan and subject to certain limitations, the aggregate number of shares of the Company’s common stock reserved for issuance will increase automatically by 1% of the total number of outstanding shares of the Company’s common stock on each January 1, until January 1, 2010, provided, that the aggregate number of shares issued over the term of this plan shall not exceed 20,000,000 shares. Under this plan, employees may purchase, through payroll deductions of 2% to 10% of eligible compensation, share of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period, subject to a maximum limit of 500 shares.

The following summarizes the stock purchase activity under the 2003 ESPP and 2001 ESPP for fiscal years 2004, 2003 and 2002 (shares in thousands):

	2004	2003	2002
Number of shares purchased	1,158	1,141	471
Average purchase price per share	$6.05	$5.38	$12.57

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Litigation Settlements

In fiscal year 2003, the Company reimbursed $2.5 million to one of the insurers in a securities litigation against the Company and certain of the Company’s former officers and directors, which was settled in fiscal year 2002. In fiscal year 2003, the Company also recorded a litigation settlement charge of $1.5 million related to securities litigation against it and certain of Allaire’s officers and directors. The parties’ settlement was expressly contingent on Court approval, which was obtained in December 2003. Partially offsetting these charges, the Company reversed a litigation judgment charge of $2.8 million related to patent claims recorded in fiscal year 2002 following the subsequent settlement of the claims with no payment obligation in fiscal year 2003.

In fiscal year 2002, the Company signed a stipulation of settlement with lead plaintiffs that resolved securities litigation pending against Macromedia and certain of its former officers and directors since 1997. The settlement amount was $48.0 million, of which $19.5 million was recovered from insurance, net of reimbursable legal fees. As a result, the Company recorded a $28.5 million charge as a component of other income (expense) in its consolidated statements of operations during fiscal year 2002. Of the $19.5 million of insurance coverage, $2.5 million was subsequently paid by the Company to RLI Corporation as a result of the RLI settlement in fiscal year 2003. In fiscal year 2002, the Company also recorded a charge of $2.8 million, relating to the settlement of outstanding patent claims between Adobe and Macromedia, which was reversed in fiscal year 2003 as noted above.

15.    Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. At March 31, 2004, the net notional amount of forward contracts outstanding in U.S. Dollars using the spot exchange rates in effect at March 31, 2004 amounted to $40.9 million. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. During fiscal year 2002, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Upon adoption, the Company did not designate any foreign exchange forward contracts as SFAS No. 133 accounting hedges and did not record any transition adjustments.

Cash Flow Hedging.    In fiscal year 2003, the Company began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, the Company began applying hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in Accumulated other comprehensive income (“AOCI”). The Company records any ineffective portion of the hedging instruments in Other income (expense) on its consolidated statements of operations, which were not material in fiscal years 2004 and 2003. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from AOCI to revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to Other income (expense) at that time. All values reported in AOCI at March 31, 2004 will be reclassified to operations in eight months or less. At March 31, 2004, the outstanding cash flow hedging derivatives had maturities of six months or less.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table depicts cash flow hedge accounting activity as a component of AOCI in fiscal year 2004 (in thousands):

AOCI at March 31, 2003 related to hedging activity	$41
Net loss on cash flow hedges	(1,604)
Reclassifications to net revenues	2,178
Reclassifications to operating expenses	(447)

AOCI at March 31, 2004 related to hedging activity	$168

Balance Sheet Hedging.    The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of other income (expense), net on its consolidated statements of operations. These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At March 31, 2004, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

16.    Income Taxes

Net income before the provision for income taxes included net income from the Company’s foreign subsidiaries of $17.7 million and $7.5 million for fiscal years 2004 and 2003, respectively. In fiscal year 2002, net loss before the provision for income taxes included a net loss from the Company’s foreign subsidiaries of $27.0 million.

The components of the provision for income taxes were as follows (in thousands):

	2004	2003	2002
Current
Federal	$10,457	$—	$(2,760)
State	256	—	(473)
Foreign	5,782	3,908	2,823

Total current	16,495	3,908	(410)
Deferred:
Federal	(3,973)	(290)	1,245
State	(1,687)	(170)	1,431
Foreign	(619)	—	—

Total deferred	(6,279)	(460)	2,676
Charge in lieu of taxes attributable to employee stock plans	1,410	—	—

Provision for income taxes	$11,626	$3,448	$2,266

Current taxes are primarily due to charges in lieu of taxes attributable to net operating loss carryforwards associated with purchase business combinations, and taxable income in certain foreign jurisdictions where we operate.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes, as a result of the following (in thousands):

	2004	2003	2002
Computed tax (benefit) at federal statutory rate	$18,588	$1,757	$(107,297)
State taxes, net	(940)	(169)	458
Goodwill impairment and in process R&D	704	—	32,489
Foreign tax (benefits) provided for at rates other than U.S. statutory rates	(452)	1,297	12,258
Change in valuation allowance	(6,669)	(101)	64,108
Deemed dividend from foreign subsidiaries	—	403	—
Permanent differences	395	261	250

Provision for income taxes	$11,626	$3,448	$2,266

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	March 31,
	2004	2003
Deferred tax assets:
Reserves, accruals and other	$54,290	$56,415
Net operating loss carryforwards (federal)	184,080	184,024
Net operating loss carryforwards (state)	23,538	23,738
Credit for research activities	46,228	48,278
Other credits	12,207	11,463

Total deferred tax assets	320,343	323,918
Less valuation allowance	(299,119)	(312,557)

Net deferred tax assets	21,224	11,361
Deferred tax liabilities:
Intangible assets	(4,631)	(1,047)

Net deferred tax assets	$16,593	$10,314

The Company has established a valuation allowance to reduce the deferred tax assets to a level that the Company believes is more likely than not to be realized through future taxable income. Approximately $210.0 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current income when subsequently recognized. Also, approximately $18.7 million of the valuation allowance for deferred tax assets relates to various acquisitions, the benefit from which will be allocated to goodwill and other identifiable intangible assets related to the acquisition rather than current tax expense when subsequently recognized.

During fiscal year 2002, Macromedia repatriated $50.0 million of non-U.S. earnings from international subsidiaries which were included in fiscal year 2002 taxable income and, as such, reduced the Company’s current year net operating loss. Cumulative undistributed income of international subsidiaries amounted to $31.1 million as of March 31, 2004, which is intended to be permanently reinvested. The amount of income tax expense that would result had such income been repatriated is estimated to be approximately $12.0 million.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $525.9 million and $428.7 million, respectively. If not utilized, net operating loss carryforwards will expire in fiscal years 2005 through 2024.

The Company also had research and experimentation credit carryforwards of approximately $29.1 million and $26.2 million for federal and California income tax purposes, respectively. In addition, the Company had foreign tax credit carryforwards of approximately $7.2 million for federal income tax purposes and Enterprise Zone and Manufacturer Investment credits of $6.7 million for California income tax purposes. If not utilized, the federal research credit carryforwards will expire in fiscal years 2005 through 2024 while the California research credits may be carried forward indefinitely; the foreign tax credit carryforwards will begin to expire in fiscal year 2005 and will continue through 2008, while the California Enterprise Zone credit may be carried forward indefinitely and the Manufacturer Investment credit will expire in fiscal years 2009 through 2014.

The utilization of net operating loss carryforwards, as well as research and experimental credit carryforwards, is limited by current tax regulations. These net operating loss carryforwards, as well as research and experimental credit carryforwards, will be utilized in future periods if sufficient income is generated. The Company’s ability to utilize certain loss carryforwards and certain research credit carryforwards are subject to limitations pursuant to the ownership change rules of Internal Revenue Code Section 382.

17.    Employee Benefit Plans

The Company maintains 401(k) defined contribution benefit plans that cover all eligible domestic employees who have attained 18 years of age and provide at least 20 hours of service per week. These plans allow U.S. employees to contribute up to 20% of their pre-tax salary in certain investments at the discretion of the employee. The Company matches a portion of employee contributions, which vest based on length of employment and are fully vested after three years of employment. Employer contributions, which may be discontinued at the Company’s discretion, amounted to $1.9 million, $1.6 million and $2.5 million during fiscal years 2004, 2003 and 2002, respectively.

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	2004	2003	2002
Numerator:
Net income (loss)	$41,484	$1,572	$(308,830)

Denominator:
Basic weighted average number of common shares outstanding*	64,380	60,170	58,190
Effect of dilutive potential common shares resulting from stock options and ESPP shares	5,050	1,020	—

Diluted weighted average number of common shares outstanding	69,430	61,190	58,190

Basic net income (loss) per common share	$0.64	$0.03	$(5.31)

Diluted net income (loss) per common share	$0.60	$0.03	$(5.31)

*	Weighted average treasury shares are excluded from the computation of the basic weighted average number of common shares outstanding.

Because the Company reported a net loss in fiscal year 2002, the Company excluded the impact of stock options in the calculation of diluted net loss per share for fiscal year 2002, as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income for fiscal year 2002, the diluted weighted-average shares outstanding would have been 1.9 million shares higher.

The table below presents stock options that are excluded from the diluted net income (loss) per common share because the options’ exercise price was greater than the average market price of the Company’s common stock for the following years stated, therefore, their effects would be anti-dilutive (shares in thousands):

	2004	2003	2002
Antidilutive securities—weighted average shares	1,835	15,253	6,013
Weighted average exercise price of antidilutive securities	$28.72	$17.53	$33.12
Average fair value of common stock during the period	$20.27	$12.64	$18.34

At March 31, 2004, the Company had 1.8 million shares of its common stock, which were previously repurchased on the open market, classified as treasury stock. These shares are recorded at cost and are shown as a reduction of stockholders’ equity.

19.    Segment Reporting, Geographic Information and Significant Customers

At March 31, 2004, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers both technical and non-technical individuals to create effective user experiences on the Internet.

The Company has realigned its net product revenues into three main categories identified by the markets which they serve: Designer and Developer, Business User, and Consumer. In addition, Other includes revenues

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from training, technical support and other miscellaneous revenues. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on net revenues and total operating expenses of the Software segment.

Net revenues by market for fiscal years 2004, 2003 and 2002 are disclosed in the following table (in thousands):

	2004	2003	2002
Net Revenues:
Designer and Developer	$327,796	$317,552	$300,295
Business User	22,238	3,002	—
Consumer	11,423	2,362	2,326
Other	8,329	13,997	23,877

Total	$369,786	$336,913	$326,498

The Company’s operations outside the United States include wholly-owned subsidiaries in Asia-Pacific, Europe and the Americas. Operations in the United States are responsible for the design and development of all products, as well as product distribution in the Americas, while the international operations are responsible for product distribution everywhere else. Net revenues are attributed to each region based on the location of the customer. Revenues in North America are primarily comprised of revenues from customers in the United States. The following is a summary of net revenues, identifiable assets and long-lived assets by geographic areas (in thousands):

	2004	2003	2002
Net Revenues:
North America	$206,414	$196,852	$196,847
Europe	94,404	87,737	77,874
Asia Pacific and Other	68,968	52,324	51,777

	$369,786	$336,913	$326,498

Total Assets:
North America	$627,312	$486,592
Europe	48,446	36,988
Asia Pacific and Other	6,130	3,843

	$681,888	$527,423

Long-lived assets:
United States	$299,723	$242,339
International	3,633	3,446

	$303,356	$245,785

Distributors account for a significant portion of the Company’s net revenues and accounts receivable balance and comprise several individually large accounts. One of these distributors represented 21%, 28% and 28% of consolidated net revenues in fiscal years 2004, 2003 and 2002, respectively, and 19% and 16% of our gross accounts receivable balances at March 31, 2004 and 2003, respectively. A second distributor represented 13%, 8% and 8% of our consolidated net revenues in fiscal years 2004, 2003 and 2002, respectively, and 14% and 4% of our gross accounts receivable at March 31, 2004 and 2003, respectively.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Quarterly Information (unaudited)

Summarized quarterly financial information for fiscal years 2004 and 2003 is as follows (in thousands, except per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year 2004
Net revenues	$83,064	$89,871	$94,845	$102,006
Gross profit	75,556	81,677	86,801	93,160
Operating income	7,631	11,375	12,931	17,548
Net income	6,730	9,820	10,258	14,676
Net income per common share:
Basic	$0.11	$0.16	$0.16	$0.22
Diluted	$0.10	$0.14	$0.15	$0.20

Fiscal Year 2003
Net revenues	$84,294	$85,866	$83,159	$83,594
Gross profit	70,368	59,279	74,292	75,139
Operating income (loss)	(4,544)	(11,812)	9,301	8,719
Net income (loss)	(1,984)	(11,663)	8,287	6,932
Net income (loss) per common share:
Basic	$(0.03)	$(0.19)	$0.14	$0.11
Diluted	$(0.03)	$(0.19)	$0.14	$0.11

The Company has revised its quarterly SFAS No. 123 pro forma stock option disclosure presented below to incorporate pro forma expense under SFAS No. 123 associated with certain options subject to a voluntary stock option exchange program in fiscal year 2002. In fiscal year 2004, this revision of the employee stock-based compensation expense determined under the fair value based method for all employee stock option awards resulted in increased pro forma expense in the quarters ended June 30, September 30 and December 31 of $7.8 million, $7.7 million and $6.5 million, respectively. In fiscal year 2003, this revision of the employee stock-based compensation expense resulted in increased pro forma expense of $8.2 million in each of the quarters ended June 30, September 30, December 31, and March 31.

	Quarter Ended
	June 30	September 30	December 31	March 31
	(In thousands, except per share data)
Fiscal Year 2004
Net income:
As reported	$6,730	$9,820	$10,258	$14,676
Stock-based compensation costs, net of taxes, that would have been included in the determination of net income had the fair value-based method been applied to all awards	(30,952)	(31,119)	(26,734)	(17,301)

Pro forma net loss	$(24,222)	$(21,299)	$(16,476)	$(2,625)

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	June 30	September 30	December 31	March 31
	(In thousands, except per share data)
Basic net income (loss) per common share:
As reported	$0.11	$0.16	$0.16	$0.22
Pro forma	$(0.39)	$(0.34)	$(0.25)	$(0.03)
Diluted net income (loss) per common share:
As reported	$0.10	$0.14	$0.15	$0.20
Pro forma	$(0.39)	$(0.34)	$(0.25)	$(0.03)

Fiscal Year 2003
Net income (loss):
As reported	$(1,984)	$(11,663)	$8,287	$6,932
Stock-based compensation costs, net of taxes, included in the determination of net income (loss) as reported	99	98	84	—
Stock-based compensation costs, net of taxes, that would have been included in the determination of net income (loss) had the fair value-based method been applied to all awards	(29,744)	(30,131)	(29,516)	(30,222)

Pro forma net loss	$(31,629)	$(41,696)	$(21,145)	$(23,290)

Basic net income (loss) per common share:
As reported	$(0.03)	$(0.19)	$0.14	$0.11
Pro forma	$(0.53)	$(0.69)	$(0.35)	$(0.38)
Diluted net income (loss) per common share:
As reported	$(0.03)	$(0.19)	$0.14	$0.11
Pro forma	$(0.53)	$(0.69)	$(0.35)	$(0.38)

MACROMEDIA, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Additions/ (Deduction) to Provision/Valuation Allowance	Deductions, Returns and Write-Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended March 31, 2004	$3,174	$(402)	$(853)	$1,919
Year ended March 31, 2003	3,506	332	(664)	3,174
Year ended March 31, 2002	1,531	3,919	(1,944)	3,506

Allowance for Sales Returns
Year ended March 31, 2004	$11,260	$22,095	$(28,259)	$5,096
Year ended March 31, 2003	10,208	23,768	(22,716)	11,260
Year ended March 31, 2002	11,899	26,069	(27,760)	10,208

Valuation Allowance for Deferred Tax Assets
Year ended March 31, 2004	$312,557	$—	$(13,438)	$299,119
Year ended March 31, 2003	294,300	18,257	—	312,557
Year ended March 31, 2002	224,777	69,523	—	294,300

Index to Exhibits

	Exhibit Description	Incorporated by Reference		Filed Herewith
Exhibit Number		Form	Date Filed
3.01	Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.02	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	August 20, 2001

3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.04	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Secretary of State of the State of Delaware on October 26, 2001.	8-A	October 26, 2001

3.05	Registrant’s amended and restated Bylaws effective May 3, 2001.	10-K	June 11, 2001

4.01

Rights Agreement dated October 25, 2001 between Registrant and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Rights to Purchase Preferred Shares and as Exhibit C the Form of Rights Certificate.

		8-A	October 26, 2001

10.01	Macromedia, Inc. 2001 Employee Stock Purchase Plan. *	S-8	January 18, 2002

10.02	Macromedia, Inc. 2003 Employee Stock Purchase Plan. *	S-8	July 30, 2003

10.03	1992 Equity Incentive Plan, as amended to date. *	10-Q	August 3, 2001

10.04	Allaire Corporation 1997 Stock Incentive Plan. *	S-8	August 17, 2001

10.05	Allaire Corporation 1998 Stock Incentive Plan. *	S-8	August 17, 2001

10.06	Allaire Corporation 2000 Stock Incentive Plan. *	S-8	August 17, 2001

10.07	eHelp Corporation 1999 Equity Incentive Plan.	S-8	December 29, 2003

10.08	Macromedia, Inc. 2002 Equity Incentive Plan. *	S-8	August 21, 2002

10.09	1993 Directors Stock Option Plan, as amended to date. *	10-Q	August 3, 2001

10.10	Andromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.11	Macromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.12	Blue Sky Software Corporation 1995 Stock Option Plan. *	S-8	December 29, 2003

10.13	Blue Sky Software Corporation 1996 Stock Option Plan. *	S-8	December 29, 2003

10.14	Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 6, 2001.	10-K	June 12, 2002

10.15	First Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

10.16	Second Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

	Exhibit Description	Incorporated by Reference		Filed Herewith
Exhibit Number		Form	Date Filed

10.17	Third Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 30, 2001.	10-K	June 12, 2002

10.18	Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated November 29, 2001.	10-K	June 12, 2002

10.19	First Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 3, 2001.	10-K	June 12, 2002

10.20	Second Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 17, 2001.	10-K	June 12, 2002

10.21	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999.	10-K1	March 30, 2000

10.22	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000.	10-Q2	August 14, 2000

10.23	Written Confirmation of Consent to Amendment of Option and Cancellation of Option between the Registrant and Robert K. Burgess dated July 15, 1997. *	10-K	June 12, 2002

10.24	Employment agreement between the Registrant and Robert K. Burgess dated January 10, 2003. *	10-Q	February 10, 2003

10.25	Consulting agreement between the Registrant and John (Ian) Giffen dated February 1, 1998. *	10-K	June 12, 2002

10.26	First Amendment to consulting agreement between the Registrant and John (Ian) Giffen dated March 31, 2000. *	10-K	June 12, 2002

10.27	Domestic Distribution Agreement by and between the Registrant and Ingram Micro, Inc. dated January 4, 1999.**	10-K	June 9, 2003

10.28	Distribution Agreement by and between Macromedia, Inc. and Tech Data Product Management, Inc. dated June 29, 2001 (as amended).	10-K		X

21.01	List of Registrant’s subsidiaries.			X

23.01	Consent of Independent Registered Public Accounting Firm.			X

24.01	Power of Attorney (see page 42 of this Form 10-K).			X

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

	Exhibit Description	Incorporated by Reference		Filed Herewith
Exhibit Number		Form	Date Filed

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*	Represents a management contract or compensatory plan or arrangement.

**	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

1	Filed with the Allaire Corporation Annual Report on Form 10-K (Commission File Number: 0-25265).

2	Filed with the Allaire Corporation Quarterly Report on Form 10-Q (Commission File Number: 0-25265).

(C)	Reports on Form 8-K.

We filed or furnished one report on Form 8-K during the quarter ended March 31, 2004. Information regarding the items reported on is as follows:

Date Filed or Furnished	Items No.	Description
January 21, 2004	5,7,12	On January 21, 2004, we announced our results of operations for our fiscal third quarter ended December 31, 2003. We also announced the resignation of Robert A. Kotick from the Board of Directors.