Form 10-Q
period 2004-06-30
MACROMEDIA INC
filed 2004-08-02
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 71.2 million shares of Common Stock, $0.001 par value per common share, outstanding on July 27, 2004, including 1.8 million shares held in treasury.

MACROMEDIA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

MACROMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$66,511	$92,662
Short-term investments	201,886	190,029
Accounts receivable, net of allowance for doubtful accounts of $2,172 and $1,919 at June 30, 2004 and March 31, 2004, respectively	46,099	38,210
Restricted cash	8,019	16,363
Prepaid expenses and other current assets	17,614	15,581

Total current assets	340,129	352,845
Property and equipment, net	82,704	45,512
Goodwill, net	237,523	237,839
Intangible assets, net	12,224	12,950
Restricted cash, non-current	7,022	7,022
Deferred income taxes, non-current	16,521	16,062
Other assets	8,462	9,658

Total assets	$704,585	$681,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,764	$5,311
Accrued payroll and related liabilities	16,681	17,634
Accrued liabilities	33,085	41,151
Income taxes payable	13,298	11,838
Accrued restructuring	6,360	6,934
Deferred revenues	36,559	32,215

Total current liabilities	111,747	115,083

Other liabilities, non-current:
Accrued restructuring	10,175	11,657
Deferred revenues	5,662	5,173
Other liabilities	4,986	5,024

Total liabilities	132,570	136,937

Commitment and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of June 30, 2004 and March 31, 2004	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 71,138 and 70,069 shares issued as of June 30, 2004 and March 31, 2004, respectively	71	70
Treasury stock, at cost: 1,818 shares as of June 30, 2004 and March 31, 2004	(33,649)	(33,649)
Additional paid-in capital	868,984	855,073
Accumulated other comprehensive income (loss)	(357)	408
Accumulated deficit	(263,034)	(276,951)

Total stockholders’ equity	572,015	544,951

Total liabilities and stockholders’ equity	$704,585	$681,888

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Net revenues	$103,554	$83,064
Cost of revenues:
Cost of net revenues	7,470	7,189
Amortization of acquired developed technology	744	319

Total cost of revenues	8,214	7,508

Gross profit	95,340	75,556

Operating expenses:
Sales and marketing	44,008	34,676
Research and development	23,615	23,300
General and administrative	11,119	9,702
Amortization of intangible assets	241	247

Total operating expenses	78,983	67,925

Operating income	16,357	7,631

Other income (expense):
Interest income, net	941	891
Gain on investments	—	65
Other, net	37	(174)

Total other income	978	782

Income before income taxes	17,335	8,413
Provision for income taxes	3,418	1,683

Net income	$13,917	$6,730

Net income per common share:
Basic	$0.20	$0.11
Diluted	$0.19	$0.10
Weighted average common shares outstanding used in net income per common share calculation:
Basic	68,830	61,670
Diluted	74,180	65,480

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$13,917	$6,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,595	5,025
Gain on investments	—	(65)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(7,889)	2,962
Prepaid expenses and other assets	(2,898)	2,112
Accounts payable and other liabilities	3,639	990
Accrued restructuring	(2,056)	(3,294)
Deferred revenues	4,833	(3,484)

Net cash provided by operating activities	14,141	10,976

Cash flows from investing activities:
Purchases of property and equipment	(38,101)	(1,366)
Cash used in business combinations	(11,275)	—
Decrease in restricted cash related to acquisition and other, net	8,344	—
Purchases of available-for-sale short-term investments	(29,941)	(83,261)
Proceeds from sales and maturities of available-for-sale short-term investments	16,077	53,971
Other, net	820	1,250

Net cash used in investing activities	(54,076)	(29,406)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,784	16,771

Net cash provided by financing activities	13,784	16,771

Net decrease in cash and cash equivalents	(26,151)	(1,659)
Cash and cash equivalents, beginning of period	92,662	96,831

Cash and cash equivalents, end of period	$66,511	$95,172

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

The Company sells its products through a worldwide network of distributors, value-added resellers (“VARs”) and its own sales force and websites. In addition, Macromedia derives revenues from software maintenance and technology licensing agreements that it has with original equipment manufacturers (“OEMs”) and end users.

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

These Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2004. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results for the fiscal year ending March 31, 2005 or any other future periods.

Certain reclassifications have been made to the Condensed Consolidated Financial Statements as of June 30, 2003 and for the three months then ended to conform to the presentation at June 30, 2004.

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

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The determination of fair value is based on objective evidence that is specific to the Company, commonly referred to as vendor-specific objective evidence (“VSOE”). Fair value for the Company’s software products, maintenance, support and training is based on prices charged when the element is sold separately. In certain instances where an element has not been sold separately and the VSOE of fair value is unavailable, fair value is established by a price determined by the Company’s management if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If the only remaining undelivered element is maintenance and support, revenue for all elements would be recognized ratably over the period of maintenance and support. If in a multiple element arrangement, fair value does not exist for one or more of the delivered elements in the arrangement, but fair value does exist for all undelivered elements, then the residual method of accounting is applied. Under the residual method of accounting, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

The Company licenses products to OEMs and/or provides end-user customers the right to use multiple copies. These arrangements generally provide for nonrefundable fixed fees. Revenues are recognized upon delivery of the product master or the first copy, provided that all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed and determinable and collection is probable. Per-copy royalties in excess of the fixed minimum amounts are recognized as revenues when reported. If maintenance and support is included in the contract, it is unbundled from the license fee using the Company’s objective evidence of the fair value of the maintenance and support. If objective evidence of the fair value of the maintenance and support is not available, the revenues from the entire arrangement are recognized ratably over the maintenance and support term.

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

During periods of product transition when upgraded versions of existing products are being introduced and released for commercial shipment, we provide eligible end-user customers who purchased the older product version during a specified time frame the right to receive the upgrade version of the licensed product at no additional charge. The Company also offers certain discount rights to existing users to encourage their migration to other Macromedia products. Such transactions are multiple-element arrangements under which we defer revenue equal to the fair value of the specified upgrade or discount right, reduced by the estimated percentage of customers who will not exercise the discount right in the specified time period. Estimates of customers not exercising the discount right are based upon historical analyses. The actual percentage of customers not exercising the discount right has been materially consistent with our estimates.

For desktop software products, the Company offers complimentary 90-day technical support to end-user customers who have registered their products via e-mail or over the phone. This cost is included as part of the initial license fee charged to these customers. The Company has determined that the cost to provide this support is insignificant. In addition, no product updates are provided during this period. As a result, the Company does not defer any portion of the license fee related to this support.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-Based Compensation.    As permitted under Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock-based compensation to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Compensation costs are amortized on a straight-line basis over the expected service period, which is generally the vesting period of the stock-based awards.

Pursuant to SFAS No. 148, the Company is required to disclose the pro forma effects of stock-based compensation on net income and net income per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been (in thousands, except per share data):

	Three Months Ended June 30,
	2004	2003
Net income:
As reported	$13,917	$6,730
Stock-based compensation costs, net of taxes of $0, that would have been included in the determination of net income had the fair value-based method been applied to all awards	(18,818)	(30,952)

Pro forma net loss	$(4,901)	$(24,222)

Basic net income (loss) per common share:
As reported	$0.20	$0.11
Pro forma	$(0.07)	$(0.39)

Diluted net income (loss) per common share:
As reported	$0.19	$0.10
Pro forma	$(0.07)	$(0.39)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The fair value of the Company’s stock options granted under its stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for grants during the three months ended June 30, 2004 and 2003:

	Stock Option Plans
	For the Three Months Ended June 30,
	2004	2003
Weighted average risk free rate	3.60%	1.94%
Expected life (years)	4.50	3.50
Expected volatility	77.00%	87.00%
Expected dividend yield	0.00%	0.00%

Using the Black-Scholes option-pricing model and the above assumptions, the weighted average fair value of Macromedia stock options granted during the three months ended June 30, 2004 and 2003 was $12.69 and $9.35, respectively. In periods in which employees enroll in the Company’s Employee Stock Purchase Plans (“ESPPs”), the fair value of shares to be issued under these ESPPs’ is also calculated. Employees

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

are only allowed to enroll in the Company’s 2003 Employee Stock Purchase Plan in February and August; the Company’s other stock purchase plans are no longer available for new enrollment. During the three months ended June 30, 2004 and 2003, there was no new enrollment in any of the Company’s ESPPs.

Other Significant Accounting Policies.    For all other significant accounting policies, please refer to the Company’s Form 10-K for the year ended March 31, 2004.

3. Business Combination

eHelp Corporation—On December 19, 2003, the Company acquired all of the outstanding stock of privately-held eHelp Corporation (“eHelp”), a provider of rich media help authoring software applications. The purchase price of eHelp was $66.2 million. In the quarter ended June 30, 2004, the current portion of Restricted cash was reduced by cash payments of $8.3 million following the resolution of certain indemnification obligations of eHelp. The Company has a remaining balance of $6.1 million, payable in cash and recorded in the current portion of Restricted cash, as of June 30, 2004, subject to certain remaining indemnification obligations of eHelp. The acquisition was recorded using the purchase method of accounting. The results of eHelp’s operations have been combined with those of the Company from the date of acquisition.

Other—Related to a business combination completed in fiscal year 2003, payment of earn-out provisions approximating $2.3 million for the achievement of certain business objectives was made in May 2004.

4. Purchase of Land and Building

In August 2003, the Company deposited $2.7 million into escrow for the purchase of an office building in San Francisco, California. In April 2004, the Company completed its purchase of this office building, funding $37.7 million of the remaining purchase price. The Company expects to begin occupying this building, which will serve as the Company’s corporate headquarters, in the fourth quarter of fiscal year 2005. Costs related to preparing the building for future occupation, property taxes, insurance and other maintenance costs related to the property have been capitalized in Property and equipment, net and are included as part of the building’s carrying value. The carrying value of the building has been reduced by $3.5 million received from an existing tenant who paid a lease termination fee.

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

Accrued restructuring balances and net cash payments recorded during the three months ended June 30, 2004 are presented in the following table (in thousands):

	Balance at March 31, 2004	Net Cash Payments	Balance at June 30, 2004
Facilities	$18,591	$(2,056)	$16,535

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company expects to make future facility rent payments, net of estimated sublease income, on its contractual lease obligations for these facilities through the end of each obligation. These net payments will be recorded as a reduction to the Company’s restructuring accrual. As of June 30, 2004, the restructuring accrual balance primarily represented the estimated future costs of nine remaining facilities to either cancel or vacate operating leases as well as their related estimated demise and tenant improvement costs to sublease these facilities, net of estimated sublease income. As of June 30, 2004, future minimum gross lease obligations for the Company’s restructured facilities extending through June 2010 amounted to $65.7 million, which will be offset by future sublease income of $36.0 million, to be received under existing contractual sublease agreements, and $13.2 million to be received from estimated future sublease arrangements.

6. Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. At June 30, 2004, the net notional amount of forward contracts outstanding in U.S. Dollars using the spot exchange rates in effect at June 30, 2004 amounted to $68.6 million. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates.

Cash Flow Hedging.    The Company designates and documents foreign exchange forward contracts related to forecasted transactions as cash flow hedges and applies hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in Accumulated other comprehensive income (“AOCI”). The Company records any ineffective portion of the hedging instruments in Other income (expense) on its Condensed Consolidated Financial Statements of Income, which were not material during the three months ended June 30, 2004 and 2003. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from AOCI to revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to Other income (expense) at that time. All values reported in AOCI at June 30, 2004 will be reclassified to operations in twelve months or less. At June 30, 2004, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

The following table depicts cash flow hedge accounting activity as a component of AOCI in the three months ended June 30, 2004 (in thousands):

AOCI at March 31, 2004 related to hedging activity	$168
Net gain on cash flow hedges	771
Reclassifications to net revenues	(512)
Reclassifications to operating expenses	125

AOCI at June 30, 2004 related to hedging activity	$552

Balance Sheet Hedging.    The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of Other income (expense) on its Consolidated Statements of Income. These derivative instruments substantially offset the remeasurement gains

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and losses recorded on identified foreign currency denominated assets and liabilities. At June 30, 2004, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

7. Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on short-term investments classified as available-for-sale and unrealized gains and losses associated with the Company’s cash flow hedges. The following table sets forth the calculation of comprehensive income, net of tax (in thousands):

	Three Months Ended June 30,
	2004	2003
Net income	$13,917	$6,730
Unrealized gain (loss) on short-term investments, net of tax of $0	(1,149)	36
Unrealized gain (loss) from cash flow hedges, net of tax of $0	384	(192)

Comprehensive income	$13,152	$6,574

8. Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and the Company’s ESPP’s.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,
	2004	2003
Numerator:
Net income	$13,917	$6,730

Denominator:
Basic weighted average number of common shares outstanding*	68,830	61,670
Effect of dilutive potential common shares resulting from stock options and ESPP shares	5,350	3,810

Diluted weighted average number of common shares outstanding	74,180	65,480

Basic net income per common share	$0.20	$0.11

Diluted net income per common share	$0.19	$0.10

*	Weighted average treasury shares are excluded from the computation of the basic weighted average number of common shares outstanding.

The table below presents stock options that are excluded from the diluted net income per common share because the exercise prices of the options were greater than the average market price of the Company’s common stock for the following periods stated and, therefore, their effects would be anti-dilutive (shares in thousands):

	Three Months Ended June 30,
	2004	2003
Antidilutive options—weighted average shares	1,558	3,314
Weighted average exercise price of antidilutive options	$29.77	$24.37
Average fair value of the Company’s common stock during the period	$22.17	$17.32

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At June 30, 2004, the Company had 1.8 million shares of its common stock, which were previously repurchased on the open market, classified as treasury stock. These shares are recorded at cost and are shown as a reduction of stockholders’ equity.

9.	Commitments and Contingencies

Letters of Credit.    The Company has obtained letters of credit from financial institutions totaling approximately $9.4 million as of June 30, 2004 and March 31, 2004, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Legal.    From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relation matters.

As of the time of this Quarterly Report, while the Company is party to certain pending litigation matters incidental to its business, in the judgement of the Company, none of these pending legal proceedings is material to the operations of the Company.

Intellectual Property Indemnification Obligations.    The terms of the Company’s distribution agreements with its first-tier distributors and OEMs and license agreements with its OEM enterprise customers generally provide for a limited indemnification of such distributors, OEMs and customers against losses, expenses and liabilities arising from third-party claims based on alleged infringement by the Company’s products of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for, such indemnification obligations and generally include a right to replace an infringing product. To date, the Company has not had to reimburse any of our distributors, OEMs or customers for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with the Company’s distributors, OEMs and customers, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Other Contingent Liabilities and Commitments.    Through its normal course of business, the Company has also entered into other indemnification agreements that arise in various types of arrangements, including those with financial institutions under banking arrangements. To date, the Company has not made any significant payments under such indemnification agreements. Accordingly, no amount has been accrued in the Company’s Condensed Consolidated Financial Statements with respect to these indemnification agreements.

10.	Segments Reporting and Significant Customers

At June 30, 2004, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers both technical and non-technical individuals to create effective user experiences on the Internet.

The Company has realigned its net product revenues into three main categories identified by the markets that they serve: Designer and Developer, Business User, and Consumer. In addition, Other is comprised of other miscellaneous revenues, including revenues from training, consulting and technical support. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on net revenues and total operating expenses of the Software segment.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Net revenues by market during the three months ended June 30, 2004 and 2003 are disclosed in the following table (in thousands):

	Three Months Ended June 30,
	2004	2003
Net Revenues:
Designer and Developer	$84,992	$72,082
Business User	10,843	2,854
Consumer	6,528	6,394
Other	1,191	1,734

Total	$103,554	$83,064

Distributors account for a significant portion of the Company’s net revenues and accounts receivable balance and comprise several individually large accounts. One of these distributors represented 21% and 19% of consolidated net revenues during the three months ended June 30, 2004 and 2003, respectively, and 23% and 19% of the Company’s gross accounts receivable balances at June 30 and March 31, 2004, respectively. A second distributor represented 11% and 13% of the Company’s consolidated net revenues during the three months ended June 30, 2004 and 2003, respectively, and 11% and 14% of the Company’s gross accounts receivable at June 30 and March 31, 2004, respectively.

11.	Recent Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company is investigating what impact the adoption of EITF Issue No. 03-1 will have on its financial position and results of operations.

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

Strategy

Macromedia has been recognized as a leader in multimedia and web development technologies for over a decade. Through our MX family of products, including Dreamweaver, Flash, Fireworks, ColdFusion and the Studio suite, we have enabled millions of professional Designers and Developers to create rich, engaging, interactive web content and applications. Our growth strategy is to leverage the assets we have built in that core business—principally our technology, our brands and our worldwide distribution channels—to grow into even larger markets serving non-technical professionals. In fiscal year 2004, we began to see a return on our investment in these new markets, with the introduction of new products in two distinct markets: Business Users, who are non-technical knowledge workers, trainers or business decisions makers who want to communicate and collaborate via the Internet, and Consumers, who increasingly expect a rich user experience on digital devices such as personal digital assistants (“PDAs”) and cellular phones. Our strategy to reach the Business User is to provide complete solutions that leverage the power of our technology platform in an integrated delivery platform. To reach the Consumer, we are licensing our Flash player technology to leading telecommunications service providers and consumer electronics companies that are embedding it in their devices to enable multimedia functionality. We believe that these two new markets offer the potential for significant growth for the company over the next decade. Our primary products and the markets that they serve are broken down as follows:

Designer and Developer	Business User	Consumer
Macromedia Studio MX	Macromedia Contribute	Macromedia Flash Player
Macromedia Dreamweaver MX	Macromedia Breeze	Macromedia Shockwave Player
Macromedia Flash MX	Macromedia RoboDemo	Macromedia Flash Lite
Macromedia Fireworks MX	Macromedia Flash Paper
Macromedia FreeHand MX
Macromedia Director MX
Macromedia RoboHelp
Macromedia RoboInfo
Macromedia Authorware
Macromedia ColdFusion MX
Macromedia JRun
Macromedia Flex

Financial Highlights for the Three Months Ended June 30, 2004

•	Our net revenues for the three months ended June 30, 2004 were $103.6 million, a 25% increase from net revenues of $83.1 million from the same period last year. This increase primarily reflects the continued demand for products in our Designer and Developer market and growth in sales to Business Users. Also favorably impacting our results in these markets and contributing to the growth in net revenues in the three months ended June 30, 2004 compared to the same period last year were new product offerings resulting from our acquisition of eHelp Corporation (“eHelp”) in December 2003.

•	Our net income was $13.9 million for the three months ended June 30, 2004 compared to $6.7 million in the same period last year. The increase in net income was primarily driven by the increase in our net revenues combined with a 1% increase in our gross margin as compared to the same period in fiscal year 2004. Partially offsetting the increase in net revenues was an increase in our sales and marketing expenditures to $44.0 million in the three months ended June 30, 2004 from $34.7 million in the same period last year. This 27% increase reflected an increase in costs related to recruiting and hiring additional sales personnel and costs related to marketing activities targeted to customers in our Business User and Consumer markets in the three months ended June 30, 2004 as compared to the same period in fiscal year 2004. In addition, general and administrative expenses increased to $11.2 million in the three months ended June 30, 2004 compared to $9.7 million in the same period last year, reflecting an increase in personnel and outsourced services.

•	Cash provided by operations for the three months ended June 30, 2004 was $14.1 million. During the three months ended June 30, 2004, our cash and cash equivalent balances decreased by $26.2 million from $92.7 million at March 31, 2004. Significant non-operating uses of cash in the three months ended June 30, 2004 included the purchase of property and equipment of $38.1 million, including the purchase of land and buildings, and $13.9 million for the net purchase of available-for-sale securities. Cash provided by the issuance of Company common stock upon the exercise of employee stock options was $13.8 million. At June 30, 2004, cash, cash equivalents and short-term available-for-sale securities totaled $268.4 million.

Throughout the three months ended June 30, 2004 and 2003, we operated in one business segment, the Software segment.

Results of Operations

Net Revenues

(In millions, except percentages)	Three Months Ended June 30,
	2004	2003	% Change
Net revenues	$103.6	$83.1	25%

Net revenues are comprised primarily of license fees, as well as revenues from maintenance, training, technical and other support services. Maintenance, training and other support services comprised less than 10% of our net revenues during the three months ended June 30, 2004 and 2003. Fluctuations in net revenues can be attributed to changes in product and customer mix, general trends in IT spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues period to period as new products and versions are released.

Net Revenues by Market

(In millions, except percentages)	Three Months Ended June 30,
	2004		2003		% Change
	$	%	$	%
Designer and Developer	$85.0	82%	$72.1	87%	18%
Business User	10.8	10	2.9	3	280
Consumer	6.5	6	6.4	8	2
Other	1.3	2	1.7	2	(31)

Net Revenues	$103.6	100%	$83.1	100%	25

Net revenues increased 25% during the three months ended June 30, 2004 from the same period of last year. The net revenue increase of 18% in our Designer and Developer products in the three months ended June 30, 2004 as compared to the same period last year reflects an increase in net revenues from our Macromedia Studio MX 2004 products launched in the second quarter of fiscal year 2004, net revenues from our learning and help products resulting in part from the acquisition of eHelp and the favorable impact of strengthening foreign currencies. Revenues increased 280% in our Business User market, primarily driven by the success of our direct sales teams in selling Breeze to corporate customers. Sales to Business Users comprised 10% of net revenues during the three months ended June 30, 2004 compared to 3% during the three months ended June 30, 2003.

We have a history of introducing new or enhanced product offerings that affect our reported net revenues. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods.

Net Revenues by Geography

	Three months ended June 30,
	2004	2003	% Change
	(In millions, except percentages)
North America	$57.6	$46.2	25%

% of total net revenues	56%	56%
Europe	25.3	19.0	33
Asia Pacific and Other	20.7	17.9	15

International	46.0	36.9	25

% of total net revenues	44%	44%
Net revenues	$103.6	$83.1	25

North American net revenues increased by 25% during the three months ended June 30, 2004 compared to the same period of last year, primarily reflecting the increase in net revenues from products marketed to Business Users.

The 25% increase in international revenues during the three months ended June 30, 2004 compared to the same period last year is primarily due to the increase in net revenues from our Designer and Developer products which were also favorably impacted by strengthening foreign currencies against the U.S. Dollar. The strengthening of foreign currencies relative to the U.S. dollar during the three months ended June 30, 2004 compared to the same period last year had a favorable impact on operating income of approximately $2.6 million. Had exchange rates during the three months ended June 30, 2003 been in effect during the three months ended June 30, 2004, translated international net revenues billed in local currencies would have been $3.8 million lower and operating expenses would have been $1.2 million lower.

Changes in the value of the U.S. dollar may have a significant impact on net revenues and operating expenses in future periods. To minimize the impact of currency fluctuations on certain foreign currency net revenues and expenses, primarily denominated in the Euro, Japanese Yen and British Pound, we utilize foreign exchange forward contracts to provide greater predictability of net revenues and operating expenses of certain forecasted transactions in these currencies during fiscal year 2005. (See “Risk Factors That May Affect Future Results of Operations—Risks Associated With Our International Operations” for additional information.)

Cost of Revenues

	Three Months Ended June 30,
	2004	2003	% Change
	(In millions, except percentages)
Cost of net revenues	$7.5	$7.2	4%
Amortization of acquired developed technology	0.7	0.3	133

Total cost of revenues	$8.2	$7.5	9

Cost of net revenues as a % of total net revenue	7%	9%	(2)%

Cost of net revenues includes product assembly and distribution costs, cost of materials, royalties paid to third-parties for the licensing of developed technology, costs to translate our software into various foreign languages and costs incurred in providing training and technical support to customers and business partners.

Cost of net revenues for the quarter ended June 30, 2004 was 7% of net revenues compared to 9% of net revenues during the three months ended June 30, 2003. The 2% decrease in cost of net revenues as a percentage of net revenues during the three months ended June 30, 2004 compared to the same period last year reflects an overall increase in net revenues and lower costs to translate our products into various foreign languages, lower royalties paid to third parties for the licensing of developed technology, and lower product related costs due to an increase in volume transactions. These decreases were offset in part by additional costs incurred to outsource portions of our e-commerce operations to a third party, and additional costs to provide technical support to customers who purchased maintenance plans.

Amortization of acquired developed technology from acquisitions increased to $0.7 million during the three months ended June 30, 2004 compared to $0.3 million in the same period last year. The increase was mainly due to the amortization of acquired technology from our eHelp acquisition which took place in the third quarter of fiscal year 2004. At June 30, 2004, the remaining balance of acquired developed technology is $9.4 million.

In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, royalty rates for licensed technology and the geographic distribution of sales.

Operating Expenses

	Three Months Ended June 30,
	2004	2003	% Change
	(In millions, except percentages)
Sales and marketing	$44.0	$34.7	27%
Research and development	23.6	23.3	1
General and administrative	11.2	9.7	15
Amortization of intangible assets	0.2	0.2	(2)

Total operating expenses	$79.0	$67.9	16

Selected Operating Expense Categories as a Percent of Net Revenues

	Three Months Ended June 30,
	2004	2003
Sales and marketing	42%	42%
Research and development	23	28
General and administrative	11	12

Sales and Marketing.    Sales and marketing expenses consist primarily of the following: compensation and benefits, marketing and advertising expenses, activities which support product launches and direct sales efforts, including travel, and allocated expenses for our facilities and IT infrastructure to support marketing activities.

Sales and marketing expenses increased to $44.0 million during the three months ended June 30, 2004, compared to $34.7 million for the same period last year and remained flat as a percentage of revenues. The increase primarily resulted from an increase in compensation and other employee-related expense which increased by $3.9 million in the three months ended June 30, 2004 compared to the same period in fiscal year 2004, resulting from an increase in headcount and higher commissions related to increased net revenues. Also contributing to the increased costs were increases in product marketing and advertising activities. Product marketing and advertising expenditures increased $1.6 million in the three months ended June 30, 2004 compared to the same period in fiscal year 2004 reflecting lower expenses in the comparative fiscal 2004 quarter as we anticipated higher spending in the second quarter of fiscal year 2004 to support our Macromedia Studio MX 2004 launch. In addition, travel expenses and professional services related to expanding our global sales force increased by $1.8 million in the three months ended June 30, 2004 compared to the same period last year.

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

Research and development expenses for the three months ended June 30, 2004 increased slightly to $23.6 million during the three months ended June 30, 2004 compared to $23.3 million for the same period last year but decreased 5% as a percentage of net revenues to 23%. Compensation and other employee-related expenses increased by $1.3 million in the three months ended June 30, 2004 compared to the same period last year due to higher average headcount in the current period. These increases were offset by a decrease in contract personnel and temporary labor spending of $0.7 million and a $0.6 million decrease in professional consulting services following the completion of significant product launches during fiscal year 2004.

During fiscal year 2004, we released version upgrades to our MX family of products as well as introduced new products and have also released enhancements of certain products in fiscal year 2005, including updates to our Breeze and Flash Lite products. We anticipate continuing to invest significant resources into research and development activities in order to develop new products, enhance the technology in our existing products and to develop new technologies.

General and Administrative.    General and administrative expenses consist primarily of compensation and benefits, fees for professional services and allocated expenses for our facilities and IT infrastructure to support general and administrative activities.

General and administrative expenses increased to $11.2 million during the three months ended June 30, 2004 compared to $9.7 million for the same period last year but decreased 1% as a percentage of net revenues to 11%. Compensation-related and other employee-related expenses increased $1.1 million in the three months ended June 30, 2004 compared to the same period last year resulting from an increase in headcount, primarily in compliance functions. Professional fees related primarily to corporate compliance, intellectual property protection, and the legal aspects of our expansion into new business markets increased by $0.7 million in the three months ended June 30, 2004 compared to the same period last year. Partially offsetting these increases was a $1.1 million charge in the prior fiscal year related to statutory reporting obligations in certain foreign jurisdictions.

We anticipate that general and administrative expenses in the near future will continue to include costs to comply with proposed and enacted rules and regulations promulgated by the SEC and the NASDAQ stock market, including costs to hire additional personnel and using additional accounting and advisory services.

Amortization of Intangible Assets.    We amortize intangible assets with estimated useful lives. Amortization of intangible assets remained relatively flat at $0.2 million during the three months ended June 30, 2004 compared to the same period last year. The increase in amortization expense related to acquired tradename and customer list intangible assets from our eHelp acquisition in December 2003 was offset by the completion in the fourth quarter of fiscal year 2004 of the amortization of intangible assets related to our acquisition of Allaire Corporation in fiscal year 2001.

Other Income (Expense)

	Three Months Ended June 30,
	2004	2003
	(In millions)
Interest income, net	$1.0	$0.9
Gain on investments	—	0.1
Other, net	—	(0.2)

Total operating expenses	$1.0	$0.8

Interest Income and Other, net.    Interest income consists primarily of interest earned on interest-bearing cash, cash equivalents and available-for-sale short-term investments.

Interest income was $1.0 million during the three months ended June 30, 2004 compared to $0.9 million during the same period last year. The increase in our interest income during the three months ended June 30, 2004 is primarily due to higher average balances of cash, cash equivalents and short-term investments.

Gain on Investments.    We have historically held non-marketable investments in certain companies that are accounted for on a cost-basis. Impairment losses are recognized on these investments when we determine that there has been a decline in the fair market value of the investment that is other than temporary. During the three months ended June 30, 2003, we received cash of $0.1 million from one of our cost-basis investments. This investment was previously written off in accordance with our accounting policy. At June 30, 2004, we held equity interests in several privately-held companies for which no carrying value was recorded on our Condensed Consolidated Balance Sheet.

Other, net.    Other, net, consists primarily of investment management fees, foreign currency transaction gains and losses and other non-operating transactions not separately disclosed. Other, net, was not material during the three months ended June 30, 2004 and 2003.

Provision for Income Taxes

We recorded income tax provisions of $3.4 million and $1.7 million during the three months ended June 30, 2004 and 2003, respectively. Current taxes are primarily due to taxable income in certain foreign jurisdictions where we operate, and the effect of net operating loss carryforwards associated with purchase business combinations which are recorded as a reduction to our goodwill balance instead of a reduction to income tax expense. Deferred taxes are primarily due to a change in deferred tax assets, net of valuation allowance. A deferred tax asset valuation allowance has been established and is determined by assessing whether it is more likely than not the Company will realize the tax benefits of its deferred tax assets in the future.

At June 30, 2004, we had available federal and state net operating loss carryforwards of $529.4 million and $431.6 million, respectively. We also had unused research credit carryforwards of $29.1 million and $26.2 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire in fiscal year 2005 through 2025. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

At June 30, 2004, we had cash, cash equivalents, and short-term investments of $268.4 million, a 5% decrease from the March 31, 2004 balance of $282.7 million. Working capital decreased to $228.4 million at June 30, 2004, a 4% decrease from the March 31, 2004 balance of $237.8 million. The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended June 30,
	2004	2003
	(In millions)
Net cash flows provided by (used in):
Operating activities	$14.1	$11.0
Investing activities	(54.1)	(29.4)
Financing activities	13.8	16.8

	$(26.2)	$(1.6)

Cash provided by operating activities during the three months ended June 30, 2004 was $14.1 million, compared to cash provided by operating activities of $11.0 million for the same period last year. During the three months ended June 30, 2004, cash provided by operating activities resulted primarily from adjusting our net income of $13.9 million for non-cash depreciation and amortization expense of $4.6 million, and from an increase in our deferred revenues balances of $4.8 million partially offset by an increase in our accounts receivable, net balance of $7.9 million. Cash provided by operating activities during the three months ended June 30, 2003 resulted primarily from adjusting our net income of $6.7 million for non-cash depreciation and amortization expense of $5.0 million.

Cash used in investing activities for the three months ended June 30, 2004 was $54.1 million, compared to cash used in investing activities of $29.4 million during the same period last year. During the three months ended June 30, 2004, cash used in investing activities was primarily due to the purchase of property and equipment of $38.1 million, including the purchase of land and a building, and the net purchases of available-for-sale securities of $13.9 million. In April 2004, we completed the purchase of our future corporate headquarters for $37.7 million. Following the close of our purchase, we received $3.5 million termination fee from an existing tenant. Through the remainder of fiscal year 2005, we expect to spend approximately $30.0 million related to the build-out of our future corporate headquarters, utilizing cash from operations and cash and cash equivalents to fund these investing activities. Cash used in investing activities for the three months ended June 30, 2003 was $29.4 million, primarily due to net purchases of available-for-sale short-term investments of $29.3 million and property and equipment of $1.4 million. We anticipate spending $33.0 million to $40.0 million on capital expenditures during the remainder of the current fiscal year, including the build-out of our building.

Cash provided by financing activities during the three months ended June 30, 2004 was $13.8 million, compared to $16.8 million during the same period last year. Cash provided by financing activities was due to proceeds received from the exercise of common stock options. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

We expect that for the foreseeable future our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least June 30, 2005. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks of product returns; risks associated with investment in international sales operations; our ability to successfully contain our costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations.”

At times, we may require additional liquid capital resources and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If additional funds are required at a future date and are not available on acceptable terms, our business and operating results could be materially and adversely affected.

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At June 30, 2004, the net notional amount of forward contracts outstanding amounted to $68.6 million (see “Item 3—Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Other Matters Affecting Liquidity and Capital Resources

Contractual Obligations

We have summarized our significant financial contractual obligations as of March 31, 2004 in our Annual Report on Form 10-K for the year ended March 31, 2004. There have been no subsequent material changes to our contractual obligations.

Other Commitments

Letters of Credit—We obtained letters of credit from financial institutions totaling $9.4 million as of June 30, 2004, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Off-Balance-Sheet Arrangements

We do not have off-balance-sheet arrangements with unconsolidated entities or with related parties, nor do we use other forms to off-balance-sheet arrangements such as research and development arrangements. As of June 30, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock-Based Compensation Plans

Common Stock to Be Issued.    At June 30, 2004, the Company had the following common shares available for future issuance upon the exercise of options under the Company’s stock option plans (the “Macromedia Plans”) (including both outstanding option grants as well as options available for future grants), under previous non-plan stock option grants and under the Company’s Employee Stock Purchase Plans (“ESPPs”) (in thousands):

Common Shares Available
Employee and director stock options under the Macromedia Plans	15,480
Non-plan employee stock options	1,608
ESPPs	1,235

18,323

The following table summarizes the stock option activity during the three months ended June 30, 2004 (shares in thousands):

	Number of Options	Weighted Average Exercise Price
Options outstanding as of March 31, 2004	17,209	$15.78
Granted	563	20.29
Exercised	(1,069)	12.89
Cancelled	(181)	19.30

Options outstanding as of June 30, 2004	16,522	$16.08

The following table summarizes information about Macromedia’s stock options outstanding as of June 30, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.77 – $ 5.96	15	2.49	$3.83	15	$3.83
$ 6.75 – $ 9.63	2,245	7.03	7.97	1,107	8.06
$10.00 – $13.91	3,966	7.82	12.86	1,819	13.02
$14.20 – $16.66	4,706	5.84	15.84	4,406	15.87
$17.15 – $20.90	3,848	8.69	18.71	975	18.98
$21.41 – $29.19	1,484	6.36	26.30	1,113	27.28
$30.56 – $45.31	199	5.76	33.60	181	33.77
$49.94 – $99.98	59	6.07	76.38	54	74.78

	16,522	7.18	$16.08	9,670	$16.71

Employee Stock Purchase Plans.    There were no stock purchase activities under our ESPPs during the three months ended June 30, 2004 and 2003.

Critical Accounting Policies

We make certain estimates, assumptions and judgments when preparing our Condensed Consolidated Financial Statements. These estimates, assumptions and judgments can have a significant impact on our Condensed Consolidated Financial Statements including the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets as well as the amounts of net revenues, operating income and net income on our Condensed Consolidated Statements of Income. We have identified the following to be critical accounting policies to Macromedia: allowance for sales returns; allowance for doubtful accounts, restructuring expenses and related accruals; and income taxes.

Allowance for Sales Returns.    The primary sales channels through which we sell our boxed and volume-license products throughout the world are comprised of a network of distributors and product resellers, commonly referred to as value-added resellers (“VARs”). Agreements for boxed products with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Product returns are recorded as a reduction of net revenues. Current product returns for stock rotation from distributors are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding the amount of the requested return. Distributors may, and typically do, return 100% of their inventory balance of obsolete products within a limited time after the release of a new version of that software product. Under the terms of our distribution agreements, authorized returns of obsolete products require a new order from such distributor at an amount not less than the amount of the requested return. Sales of our volume-licensed products generally do not contain return privileges. Products purchased directly from us by end-users, including sales from our online stores, have 30-day return rights. As part of our revenue recognition practices, we have established an allowance for sales returns based upon estimated and known returns.

We review our allowance for sales returns on an ongoing basis. At June 30, 2004, our sales returns reserve totaled $4.2 million and included $0.6 million of requested and authorized returns by our distributors. Our sales returns reserve at June 30, 2004 primarily related to sales returns associated with stock rotation rights provided to our distributors. In estimating our allowance for sales returns, we evaluate the following factors:

•	historical product returns and inventory levels on a product-by-product basis for each of our primary sales regions;

•	current inventory levels and sell-through data on a product-by-product basis as reported to us by our distributors worldwide on a weekly or monthly basis;

•	our demand forecast by product in each of our principal geographic markets, which may be impacted by several factors, including but not limited to, our product release schedule, seasonal trends, analyses developed by our internal sales and marketing organizations and analysis of third-party market data;

•	general economic conditions, specifically in the markets we serve; and

•	trends in our accounts receivable.

In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and VARs in order to maintain inventory levels deemed by management to be appropriate. We generally estimate our allowance for sales returns based on channel inventory levels between four to six weeks of expected future sales by our first-tier distributors and VARs, based on the criteria noted above. We make these estimates based on channel inventory and sell-through information that we obtain principally from our first-tier distributors and VARs. Product returns from our first-tier distributors and VARs are also impacted by actual product returns they receive directly from lower tiers of distribution for which we receive limited inventory and sell-through information. In addition, our estimates are based on historical product returns and channel inventory levels on a product-by-product basis for each of our primary sales regions. As a result, actual product returns in future periods may differ from our estimates and may have a material adverse effect on our net revenues and consolidated results of operations due to factors including, but not limited to, market conditions and product release cycles. At June 30, 2004, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

During the three months ended June 30, 2004, product returns, consisting principally of stock rotation for stock balance purposes, totaled $2.3 million or 2% of net revenues, compared to the three months ended June 30, 2003 in which product returns, consisting principally of stock rotation for obsolete products, totaled $8.4 million or 10% of net revenues. This decrease in the level of product returns reflects a decrease in inventory levels consistent with the stage of our product life cycles, especially related to our Designer and Developer products. During the three months ended June 30, 2003, our product returns were impacted by the pending second quarter fiscal year 2004 launch of Macromedia Studio MX 2004. In general, we would expect the allowance for sales returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and VARs seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and VARs would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end-user demand, which would result in a lower allowance for sales returns.

Allowance for Doubtful Accounts.    We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable when collection becomes doubtful.

We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and reduce our reported net income. Our allowance for doubtful accounts amounted to $2.2 million, or 4% of gross accounts receivable, at June 30, 2004 and $1.9 million, or 4% of total gross accounts receivable, at March 31, 2004.

Distributors account for a significant portion of our net revenues and accounts receivable balances and comprise several individually large accounts. One of these distributors represented 21% and 19% of consolidated net revenues during the three months ended June 30, 2004 and 2003, respectively, and 23% and 19% of our gross accounts receivable balances at June 30, 2004 and March 31, 2004, respectively. A second distributor represented 11% and 13% of our consolidated net revenues during the three months ended June 30, 2004 and 2003, respectively, and 11% and 14% of our gross accounts receivable at June 30, 2004 and March 31, 2004, respectively. If the credit exposure associated with a large distributor relationship increased, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses related to any particular industry or geographic region.

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

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, available market data, information from third party real estate brokers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control and include future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts, Northern California, Bracknell, United Kingdom, and to a lesser extent in Richardson, Texas and Minneapolis, Minnesota. In addition, our restructuring estimates for facilities could be adversely impacted by the financial condition of sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our Condensed Consolidated Balance Sheet at June 30,

2004. Actual results may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual, which will impact our operating results in future periods.

As of June 30, 2004, our restructuring accrual balance included future minimum gross lease obligations for our restructured facilities extending through June 2010. These future minimum gross lease obligations amounted to $65.7 million, which will be offset by future sublease income of $36.0 million, to be received under existing contractual sublease agreements, and $13.2 million to be received from estimated future sublease arrangements.

The estimated future sublease balance is impacted by fluctuations in the demand in commercial real estate markets where we have significant operating lease obligations, notably the Newton, Massachusetts commercial real estate market. Accrued restructuring costs related to the Newton lease represented 63% of our total restructuring accrual balance at June 30, 2004. Our Newton space covers 348,000 square feet held under operating leases through June 2010, of which we currently occupy 86,000 square feet and sublease 262,000 square feet to existing subtenants. Of the 262,000 square feet that we currently sublease to existing tenants, subleases covering 92,000 square feet will expire at various dates commencing in July 2004. Should the Newton, Massachusetts commercial real estate market deteriorate, we may not be able to find acceptable tenants at the rates or timing consistent with what we used in estimating our restructuring accrual.

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

Recent Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. We are investigating what impact the adoption of the EITF Issue No. 03-1 will have on our financial position and results of operations.

On March 31, 2004, the Financial Accounting Standards Board published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace the existing requirements under SFAS 123 and APB 25. Under the proposal, all forms for share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of income. This Exposure Draft would eliminate the ability to account for stock-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The comment period for the Exposure Draft ends June 30, 2004. The Exposure Draft proposes that public companies adopt the change in accounting principles in the fiscal year beginning after December 31, 2004. If adopted, we will be subject to the new rules effective during the first quarter of fiscal year 2006. We are investigating what impact the adoption of the Exposure Draft will have on its financial position and results of operations.

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

Our future operating results are difficult to predict and our future operating results and our stock price are subject to volatility—Our operating results for a particular period are extremely difficult to predict. Our net revenues depend significantly on general domestic and global economic conditions and the demand for software products in the markets in which we compete. Uncertainty about future economic conditions makes it difficult to forecast operating results and any delays or reductions in information technology spending could result in a material and adverse effect on our operations. Our revenues may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. We have also experienced variability in revenue trends during our recent quarters, noting an increase in sales bookings in the last month of each quarter. Our efforts to manage our operating expenses may hinder our ability to achieve growth in our business and revenues. Any shortfall in revenues or results of operations from levels expected by securities analysts, general declines in economic conditions, or significant reductions in spending by our customers, could have an immediate and materially adverse effect on the trading price of our common stock in any given period. In addition to factors specific to us, changes in analysts’ earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general may result in significant volatility in the trading price of our common stock.

Our product and version releases may not be successful and as a result our results of operations could be materially and adversely affected—A substantial portion of our revenues is derived from license sales of new software products and new versions of existing software products. The success of new products and new versions of existing products, including the MX 2004 family of products released in fiscal 2004, depends on the timing, market acceptance and performance of new products or new versions of existing products. In the past we have experienced delays in the development of new products and enhancement of existing products and such delays may occur in the future. If we are unable, due to resource constraints or technological reasons, to develop and introduce products in a timely manner, such inability could have a significantly adverse effect on our results of operations, including, in particular, our quarterly results. In addition, market acceptance of our new product or version releases will be dependent on our ability to include functionality and usability in such releases that address the requirements of customer demographics with which we may have limited prior experience. We must continue to update our existing products and services to keep them current with changing technology, competitive offerings and consumer preferences and must continue to develop new products and services to take advantage of new technologies that could otherwise render our existing products, or existing versions of such products, obsolete. Furthermore, our new product or version releases may contain undetected errors or “bugs,” which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, such releases may not effectively guard against harmful or disruptive codes, including “virus” codes, new versions of which appear periodically, which may target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of market share, diversion of development resources, injury to our reputation and the reputation of our products, or damage to our efforts to build positive brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition. If we do not ship new products or new versions of our existing products as planned, if new product or version releases do not achieve adequate market acceptance, if new products or version releases fail to perform properly, or if we are unsuccessful in penetrating our Business User and Consumer markets, our results of operations could be materially and adversely affected.

We face intense competition—We operate in a highly competitive market characterized by market and customer expectations to incorporate new features and to accelerate the release of new products. These market factors represent both opportunities and competitive threats to us. With respect to competitive threats:

•	Our designer and developer tools compete directly and indirectly with products from major vendors including Microsoft Corporation (“Microsoft”), International Business Machines Corporation (“IBM”) and Adobe Systems Incorporated.

•	Our server software products compete in a highly competitive and rapidly changing market for application server technologies. With respect to these products, we compete directly with products offered by Microsoft, IBM, BEA Systems, Inc., Sun Microsystems, Inc. and various other open-source or free technologies.

•	Our products marketed to Business Users, such as Breeze and Contribute, compete directly and indirectly with products offered by IBM and WebEx Communications, Inc.

•	Our products offered to mobile operators and device manufacturers for use in consumer devices compete directly and indirectly with various technologies and products from both established and emerging vendors.

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

Risks associated with international operations—Net revenues outside of North America accounted for approximately 44% of our consolidated net revenues during the three months ended June 30, 2004 and 2003. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products and in some cases, to translate them into foreign languages. In addition, we have and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. International business and operations are subject to a number of special risks, including:

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At June 30, 2004, the net notional amount of forward contracts outstanding in U.S. Dollars using the spot exchange rates in effect at June 30, 2004 amounted to $68.6 million. However, there can be no assurance that such contracts will adequately manage our exposure to currency fluctuations in the long-term, as the average maturity of these foreign exchange forward contracts is less than twelve months.

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

We implemented a new integrated enterprise resource planning (“ERP”) application which became operational in the first quarter of fiscal year 2005—In May 2004, we replaced our legacy ERP applications used to support a substantial portion of our worldwide operations with an integrated ERP application from a major enterprise software vendor. This integrated ERP application supports our management of inventory, order processing, shipping, accounting and human resource functions. We may experience disruptions with our new integrated ERP application that could prevent us from taking customer orders, shipping products or billing customers that could harm our business and our reputation. In addition, our new ERP application requires the services of employees with extensive knowledge of the specific business application we license and the business environment in which we operate. In order to successfully operate our ERP application, we must be able to attract new employees and retain a significant number of existing employees. If we fail to attract and retain the highly skilled personnel required to maintain and operate our ERP applications systems, our business could suffer.

Our operating results are dependent, in part, on our distribution channels—A substantial portion of our net revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, hardware and software superstores, retail dealers and OEMs. Although we have not experienced any material problems with our distribution channels, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. Our ability to effectively distribute products depends in part upon the financial and business conditions of our distribution channels. In addition, one distributor represented 21% and 19% of consolidated net revenues during three months ended June 30, 2004 and 2003, respectively. A second distributor represented 11% and 13% of our consolidated net revenues during the three months ended June 30, 2004 and 2003, respectively. The loss of, or a significant reduction in business, with any one of our major distributors could have a material adverse effect on our business and consolidated results of operations in future periods. Furthermore, the terms of the arrangement with a distributor, OEM or reseller may result in us deferring recognition of revenue from such arrangement due to various factors, including future delivery and other obligations that we may have under such arrangement or failure by such party to comply with the reporting and payment obligations under such arrangement. Our revenues generated through our OEM channels may also be impacted by the marketability and success of the corresponding OEM products offered by these third parties.

While our products are marketed and sold through different levels of distribution channels, we maintain direct contractual relationships primarily with the first-tier distributors, generally relying on such distributors to manage the relationship with second-tier distributors and resellers with respect to the distribution, marketing and promotion of our licenses. Although we receive periodic reports from most of the distributors and resellers of our products, our reliance on our first-tier distributors to assist us in managing the lower level distribution channels limits our ability to (i) anticipate and respond to excess inventory levels of, or change in demand for, our products by lower-tier distributors or resellers; (ii) directly manage the marketing or promotion of our products by such lower-tier distributors or resellers; and (iii) monitor the adequacy of training received with respect to our products by employees of such lower-tier distributors or resellers. As a result, if our first-tier distributors are unable to continue to effectively assist us in marketing and selling our products to the lower-tier distribution channels, the demand for and reputation of, our products may decrease and our operations and our financial results may be materially and adversely effected.

Product returns could exceed our estimates and harm our net revenues—The primary sales channels into which we sell our products throughout the world are a network of distributors and VARs. Agreements with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. In general, we expect sales returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and resellers seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we expect that product inventory held by our distributors and resellers would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end-user demand, which would result in a decrease in our allowance for sales returns. As part of our revenue recognition practices, we have established a reserve for estimated sales returns. The reserve is based on a number of factors, including channel inventory levels and the timing of new product introductions. Actual product returns in excess of our reserve estimates would have an adverse effect on our net revenues and our results of operations.

Risk associated with acquisitions—We have entered into business combinations with other companies in the past, including our acquisition of eHelp in December 2003 and two acquisitions in the fourth quarter of fiscal year 2003, and may make additional acquisitions in the future. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, business strategy, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in dilution to existing stockholders, if stock or stock options are issued, or the assumption of debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations and liquidity. Accordingly, any future acquisitions could result in a material adverse effect on our results of operations.

Changes or disruptions in services provided by third parties could disrupt our business—We rely primarily on a single independent third party to produce and distribute our box products and on a second independent third party to fulfill volume licenses. If there is a temporary or permanent disruption of our supply from such manufacturers, we may not be able to replace the supply in sufficient time to meet the demand for our products. Any such failure to meet the demand for our products would adversely affect our revenues and might cause some users to purchase licenses to our competitors’ products to meet their requirements.

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

Termination of licenses for technologies from third parties could cause delays, increased costs or reduced functionality that may result in a material reduction in our net revenues and higher costs—We license and distribute third-party technologies that are bundled with or embedded in our products. If any of these licenses from third parties were terminated or were not renewed, or the third-party technology was to become subject to an intellectual property dispute, we might not be able to ship our products in which these technologies are bundled or embedded. We would then have to seek an alternative to such third party technology to the extent that such an alternative exists. This could result in delays in releasing and/or shipping our products, increased costs or reduced functionality of our products and material reduction in our net revenues.

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

System failures or system unavailability could harm our business—We rely on our network infrastructure, internal technology systems and our websites for our development, marketing, operational, support and sales activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, fires, power loss, telecommunication failures and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could also cause system interruptions, delays and loss of critical data and could prevent us from fulfilling our customers’ orders. We have developed disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, as they could impact our sales and damage our reputation and the reputation of our products. We may, however, have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. Any event that causes failures or interruption in our hardware or software systems could result in disruption in our business operations, loss of revenues or damage to our reputation.

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

Legislative actions may cause our operating expenses to increase—The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the Securities and Exchange Commission (“SEC”) and the NASDAQ stock market impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASDAQ stock market, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and adversely affect our results of operations.

Future impairment assessments on certain intangible assets may result in additional impairment charges—In fiscal year 2003, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized, but instead, reviewed at least annually for impairment. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these intangible assets. In particular, if there is (i) a significant and other than temporary decline in the market value of our common stock; (ii) a decrease in the market value of a particular asset; or (iii) operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Changes in generally accepted accounting principles (“GAAP”) may affect our reported results—We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. Of particular significance are the GAAP relating to the accounting treatment of employee stock options and the recognition of revenue in software licensing transactions. A change in these policies, and in particular the proposed changes in GAAP to require the future expensing of the fair value calculated for stock options, could have a significant effect on our reported results and may affect the reporting of transactions completed prior to the announcement of a change.

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

Foreign Currency Risk

Our international operations are subject to risks typical of an international business, including, among other factors: differing economic conditions; changes in political climate; differing tax structures; other regulations and restrictions; and foreign exchange volatility. As a result, our future results could be materially and adversely impacted by changes in these or other factors.

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

Cash Flow Hedging.    We designate and document foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, we apply hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in the fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (loss) (“AOCI”). We record any ineffective portion of the hedging instruments, which was immaterial during the three months ended June 30, 2004 and 2003, in Other income (expense) on our Condensed Consolidated Statements of Income. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to Other income (expense) at that time. All values reported in AOCI at June 30, 2004 will be reclassified to earnings in twelve months or less. At June 30, 2004, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging.    We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At June 30, 2004, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

Our outstanding net foreign exchange forward contracts at June 30, 2004 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at June 30, 2004 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount in US Dollar	Weighted Average Forward Rates
	(In million)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$24.4	1.21
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	10.9	104.30
British Pound (“GBP”) (contracts to receive U.S. Dollar /pay GBP)	9.5	1.79
Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$10.7	1.22
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	8.1	108.70
British Pound (“GBP”) (contracts to receive U.S. Dollar /pay GBP)	5.0	1.80

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

(b) Changes in internal control over financial reporting.    In May 2004, we replaced our legacy enterprise resource planning (“ERP”) application with a new integrated ERP application which supports our management of inventory, order processing, shipping, accounting and human resource functions. Our ERP application is a key application utilized in the accumulation of financial data used in financial reporting. Changes to systems controls (i.e. access and application change controls) have been made in connection with the migration to the new integrated ERP application. There were no other significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect that the implementation of our new integrated ERP application will further improve the overall control over financial reporting. However, this change was not in response to any deficiency in our internal control over financial reporting.

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

As of the time of this Quarterly Report, while the Company is party to certain pending litigation matters incidental to our business, in the judgement of the Company, none of these pending legal proceedings is material to the operations of the Company.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved each quarter of fiscal year 2005 by our Audit Committee to be performed by KPMG LLP, our external auditor. During the quarter ended June 30, 2004, the Audit Committee approved the following non-audit services anticipated to be performed by KPMG LLP: international executive tax assistance and tax consulting services.

Item 6.    Exhibits and Reports on Form 8-K

(A) Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

(B) Reports on Form 8-K.

We filed or furnished one report on Form 8-K during the quarter ended June 30, 2004. Information regarding the items reported on is as follows:

Date Filed or Furnished	Items No.	Description
April 28, 2004*	7, 12	On April 26, 2004, we announced our results of operations for our fiscal fourth quarter and fiscal year ended March 31, 2004.

* The information contained in this Form 8-K is not to be deemed to be filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2004	MACROMEDIA, INC.

	By:	/s/ ROBERT K. BURGESS
Robert K. Burgess Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ELIZABETH A. NELSON
Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)