Form 10-Q
period 2004-09-30
MACROMEDIA INC
filed 2004-11-08
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 72.8 million shares of Common Stock, $0.001 par value per common share, outstanding on November 1, 2004 including 1.8 million shares held in treasury.

MACROMEDIA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

MACROMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2004	March 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$69,507	$92,662
Short-term investments	216,195	190,029
Accounts receivable, net of allowance for doubtful accounts of $1,747 and $1,919 at September 30, 2004 and March 31, 2004, respectively	53,333	38,210
Restricted cash	7,800	16,363
Prepaid expenses and other current assets	18,134	15,581

Total current assets	364,969	352,845
Property and equipment, net	85,778	45,512
Goodwill, net	235,847	237,839
Intangible assets, net	11,239	12,950
Restricted cash, non-current	5,520	7,022
Deferred income taxes, non-current	16,920	16,062
Other assets	8,890	9,658

Total assets	$729,163	$681,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,726	$5,311
Accrued payroll and related liabilities	16,988	17,634
Accrued liabilities	35,803	41,151
Income taxes payable	13,856	11,838
Accrued restructuring	5,692	6,934
Deferred revenues	36,411	32,215

Total current liabilities	114,476	115,083

Other liabilities, non-current:
Accrued restructuring	9,027	11,657
Deferred revenues	6,867	5,173
Other liabilities	4,882	5,024

Total liabilities	135,252	136,937

Commitment and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued and outstanding as of September 30, 2004 and March 31, 2004	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 71,550 and 70,069 shares issued as of September 30, 2004 and March 31, 2004, respectively	72	70
Treasury stock, at cost: 1,818 shares as of September 30, 2004 and March 31, 2004	(33,649)	(33,649)
Additional paid-in capital	875,823	855,073
Accumulated other comprehensive income (loss)	(829)	408
Accumulated deficit	(247,506)	(276,951)

Total stockholders’ equity	593,911	544,951

Total liabilities and stockholders’ equity	$729,163	$681,888

See accompanying Notes to Condensed Consolidated Financial Statements.

MACROMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$107,924	$89,871	$211,478	$172,935

Cost of revenues:
Cost of net revenues	7,544	7,875	15,014	15,064
Amortization of acquired developed technology	744	319	1,488	638

Total cost of revenues	8,288	8,194	16,502	15,702

Gross profit	99,636	81,677	194,976	157,233

Operating expenses:
Sales and marketing	44,845	38,198	88,853	72,874
Research and development	25,240	23,282	48,855	46,582
General and administrative	10,850	8,575	21,969	18,277
Amortization of intangible assets	242	247	483	494

Total operating expenses	81,177	70,302	160,160	138,227

Operating income	18,459	11,375	34,816	19,006

Other income (expense):
Interest income, net	1,113	841	2,054	1,732
Gain on investments	—	780	—	845
Other, net	(101)	(206)	(64)	(380)

Total other income	1,012	1,415	1,990	2,197

Income before income taxes	19,471	12,790	36,806	21,203
Provision for income taxes	(3,943)	(2,970)	(7,361)	(4,653)

Net income	$15,528	$9,820	$29,445	$16,550

Net income per common share:
Basic	$0.22	$0.16	$0.43	$0.27
Diluted	$0.21	$0.14	$0.40	$0.24
Weighted average common shares outstanding used in net income per common share calculation:
Basic	69,510	63,210	69,140	62,450
Diluted	73,480	69,540	73,790	67,640

See accompanying Notes to Condensed Consolidated Financial Statements.

MACROMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$29,445	$16,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,411	9,481
Gain on investments	—	(845)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(15,123)	(6,553)
Prepaid expenses and other assets	(6,026)	802
Accounts payable and other liabilities	7,581	2,676
Accrued restructuring	(3,872)	(7,180)
Deferred revenues	5,890	(2,936)

Net cash provided by operating activities	27,306	11,995

Cash flows from investing activities:
Purchases of property and equipment	(43,682)	(18,017)
Cash used in business combinations	(11,769)	—
Decrease in restricted cash related to acquisitions and other, net	10,065	2,340
Purchases of available-for-sale short-term investments	(111,784)	(156,681)
Proceeds from sales and maturities of available-for-sale short-term investments	82,991	97,421
Other, net	3,803	(1,947)

Net cash used in investing activities	(70,376)	(76,884)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,915	39,252

Net cash provided by financing activities	19,915	39,252

Net decrease in cash and cash equivalents	(23,155)	(25,637)
Cash and cash equivalents, beginning of period	92,662	96,831

Cash and cash equivalents, end of period	$69,507	$71,194

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual consolidated financial statements. The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of Macromedia’s consolidated financial position, operating results and cash flows for the interim periods. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2004. The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results for the fiscal year ending March 31, 2005 or any other future periods.

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Pursuant to SFAS No. 148, the Company is required to disclose the pro forma effects of stock-based compensation on net income and net income per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share during the periods indicated below would have been (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$15,528	$9,820	$29,445	$16,550
Stock-based compensation costs, net of taxes of $0, that would have been included in the determination of net income had the fair value-based method been applied to all awards	(11,039)	(31,119)	(29,856)	(62,071)

Pro forma net income (loss)	$4,489	$(21,299)	$(411)	$(45,521)

Basic net income (loss) per common share:
As reported	$0.22	$0.16	$0.43	$0.27
Pro forma	$0.06	$(0.34)	$(0.01)	$(0.73)
Diluted net income (loss) per common share:
As reported	$0.21	$0.14	$0.40	$0.24
Pro forma	$0.06	$(0.34)	$(0.01)	$(0.73)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of the Company’s stock options granted under its stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for grants during the three and six months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Weighted average risk free rate – stock option plans	3.49%	2.68%	3.54%	2.40%
Weighted average risk free rate – ESPP	1.90%	1.43%	1.90%	1.43%
Expected life of stock options (years)	4.5	3.5	4.5	3.5
Expected life of ESPP (years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility – stock option plans	75%	82%	76%	84%
Expected volatility – ESPP	59%	82%	59%	82%
Expected dividend yield	0%	0%	0%	0%

Using the Black-Scholes option-pricing model and the above assumptions, the weighted average fair value of Macromedia stock options granted during the three months ended September 30, 2004 and 2003 was $11.94 and $11.92, respectively. The weighted average fair value of Macromedia stock options granted during the six months ended September 30, 2004 and 2003 was $12.24 and $10.92, respectively. In periods in which employees enroll in the Company’s Employee Stock Purchase Plans (“ESPPs”), the fair value of shares to be issued under these ESPPs is also calculated. Employees are only allowed to enroll in the Company’s 2003 Employee Stock Purchase Plan in February and August. During the three months ended September 30, 2004 and 2003, the weighted average fair value of purchase rights granted under the ESPPs was $7.84 and $8.52 per right, respectively.

Other Significant Accounting Policies. For all other significant accounting policies, please refer to the Company’s Form 10-K for the year ended March 31, 2004.

3. Business Combination

eHelp Corporation—In December 2003, the Company acquired all of the outstanding stock of privately-held eHelp Corporation (“eHelp”), a provider of rich media help authoring software applications. The purchase price of eHelp was $66.2 million. In the six months ended September 30, 2004, the current portion of Restricted cash was reduced by cash payments of $8.3 million following the resolution of certain indemnification obligations of eHelp. As of September 30, 2004, the Company has a remaining balance of $6.2 million, payable in cash and recorded in the current portion of Restricted cash, subject to certain remaining indemnification obligations of eHelp. The acquisition was recorded using the purchase method of accounting. The results of eHelp’s operations have been combined with those of the Company from the date of acquisition.

Other—Related to a business combination completed in fiscal year 2003, payments of earnout provisions approximating $2.6 million for the achievement of certain business objectives were made through the six months ended September 30, 2004.

4. Purchase of Land and Building

In April 2004, the Company completed its purchase of an office building and land in San Francisco, California, funding the remaining $37.7 million of the $40.4 million purchase price. The Company expects to begin occupying this building, which will serve as the Company’s corporate headquarters, in the fourth quarter of fiscal year 2005. Costs related to preparing the building for future occupancy, property taxes, insurance and other maintenance costs related to the property have been capitalized in Property and equipment, net and are included as part of the building’s carrying value. The carrying value of the building has been reduced by $3.5 million received from a former tenant who paid a lease termination fee in June 2004. At September 30, 2004, total costs capitalized related to this building and included in Construction in process were $30.1 million. The Company will begin to depreciate this building following its occupancy.

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

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with its fiscal year 2001 acquisition of Allaire and to better align its cost structure with the weaker business environment, which resulted in restructuring

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

expenses totaling $81.8 million. Restructuring expenses primarily represented estimated future costs related to 22 facilities to either cancel or vacate approximately 450,000 square feet of facility space held under the Company’s operating leases as a result of staff reductions and changes in the Company’s business and demise and tenant improvement costs to sublease the facilities, net of deferred rent recorded for the facilities and, to a lesser extent, employee termination and severance costs.

Accrued restructuring balances and net cash payments recorded during the six months ended September 30, 2004 are presented in the following table (in thousands):

Accrued restructuring, at March 31, 2004	$18,591
Net cash payments	(3,872)

Accrued restructuring, at September 30, 2004	14,719
Less: Accrued restructuring, current	(5,692)

Accrued restructuring, non-current	$9,027

The Company expects to make future facility rent payments, net of estimated sublease income, on its contractual lease obligations for these facilities through the end of each obligation. These net payments will be recorded as a reduction to the Company’s restructuring accrual. As of September 30, 2004, the restructuring accrual balance represented the estimated future costs of eight remaining facilities to either cancel or vacate operating leases as well as their related estimated demise and tenant improvement costs to sublease these facilities, net of estimated sublease income. As of September 30, 2004, future minimum gross lease obligations for the Company’s restructured facilities extending through June 2010 amounted to $62.1 million, which will be offset by future sublease income of $34.9 million, to be received under existing contractual sublease agreements, and $12.5 million estimated to be received from future sublease arrangements.

6. Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. At September 30, 2004, the net notional amount of forward contracts outstanding in U.S. Dollars using the spot exchange rates in effect at September 30, 2004 amounted to $87.9 million. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates.

Cash Flow Hedging. The Company designates and documents foreign exchange forward contracts related to forecasted transactions as cash flow hedges and applies hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted net revenues or expenses, with the effective portion of the fair value of the hedges recorded in Accumulated other comprehensive income (“AOCI”). The Company records any ineffective portion of the hedging instruments in Other income (expense) on its Condensed Consolidated Financial Statements of Income, which was not material during the three and six months ended September 30, 2004 and 2003. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from AOCI to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to Other income (expense) at that time. All values reported in AOCI at September 30, 2004 will be reclassified to operations in twelve months or less. At September 30, 2004, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

The following table depicts cash flow hedge accounting activity as a component of AOCI in the six months ended September 30, 2004 (in thousands):

AOCI at March 31, 2004 related to hedging activity	$168
Net gain on cash flow hedges	162
Reclassifications to net revenues	(624)
Reclassifications to operating expenses	150

AOCI at September 30, 2004 related to hedging activity	$(144)

Balance Sheet Hedging. The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of Other income (expense) on its Condensed Consolidated Statements of Income. These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At September 30, 2004, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on short-term investments classified as available-for-sale and unrealized gains and losses associated with the Company’s cash flow hedges. The following table sets forth the calculation of comprehensive income, net of tax (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income	$15,528	$9,820	$29,445	$16,550
Unrealized gain (loss) on short-term investments, net of tax of $0	224	(51)	(925)	(15)
Unrealized loss from cash flow hedges, net of tax of $0	(697)	(319)	(312)	(511)

Comprehensive income	$15,055	$9,450	$28,208	$16,024

8. Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and the Company’s ESPPs. In August 2004, employees purchased 231,000 shares of common stock for $3.7 million under the 2003 ESPP.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$15,528	$9,820	$29,445	$16,550

Denominator:
Basic weighted average number of common shares outstanding	69,510	63,210	69,140	62,450
Effect of dilutive potential common shares resulting from stock options and ESPP shares	3,970	6,330	4,650	5,190

Diluted weighted average number of common shares outstanding	73,480	69,540	73,790	67,640

Basic net income per common share	$0.22	$0.16	$0.43	$0.27

Diluted net income per common share	$0.21	$0.14	$0.40	$0.24

The table below presents stock options that are excluded from the diluted net income per common share calculation because the exercise prices of the options were greater than the average market price of the Company’s common stock and, therefore, their effects on diluted net income per common share would be anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Antidilutive options – weighted average shares	2,207	1,370	1,737	1,745
Weighted average exercise price of antidilutive options	$27.07	$31.14	$28.88	$29.08
Average fair value of the Company’s common stock during the period	$19.98	$23.04	$21.07	$20.20

For all periods presented, the Company had 1.8 million shares of its common stock, which were previously repurchased on the open market, classified as treasury stock. These shares are recorded at cost and are shown as a reduction of stockholders’ equity and excluded from the calculations of basic and diluted shares.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Commitments and Contingencies

Letters of Credit. The Company has obtained letters of credit from financial institutions totaling approximately $7.8 million as of September 30, 2004 and $9.4 million as of March 31, 2004, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Legal. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relation matters. As of the time of this Quarterly Report, the Company is party to certain pending litigation matters incidental to its business, in the judgment of the Company, however, none of these pending legal proceedings is material to the operations of the Company.

Intellectual Property Indemnification Obligations. The terms of the Company’s distribution agreements, reseller agreements, and license agreements with enterprise customers generally provide for a limited indemnification of such distributors, resellers, and customers against losses, expenses and liabilities arising from third-party claims based on alleged infringement by the Company’s products of a third party intellectual property right. The terms of such indemnification often limit the scope of and remedies for such indemnification and generally include a right to replace an infringing product. To date, the Company has not had to reimburse any of its distributors, resellers, or customers for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including, among other things, the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with the Company’s distributors, resellers, and customers, the Company cannot determine the maximum amount of potential future payments, if any, related to any such indemnification provisions that may be required.

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

10. Segment Reporting and Significant Customers

At September 30, 2004, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers both technical and non-technical individuals to create effective user experiences on the Internet.

The Company’s net product revenues are aligned in three main categories identified by the markets that they serve: Designer and Developer, Business User, and Consumer. In addition, Other is comprised of other miscellaneous revenues, including revenues from training, consulting and technical support. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on net revenues and total operating expenses of the Software segment.

The following table sets forth net revenues by market during the three and six months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net Revenues:
Designer and Developer	$86,559	$81,244	$171,551	$153,326
Business User	11,433	4,694	22,276	7,548
Consumer	8,148	2,017	14,676	8,411
Other	1,784	1,916	2,975	3,650

Total	$107,924	$89,871	$211,478	$172,935

Distributors account for a significant portion of the Company’s net revenues and accounts receivable balance and comprise several individually large accounts. The following table sets forth the information about the Company’s two significant distributors:

	% of Net Revenues				% of Gross Accounts Receivable
	Three Months Ended September 30,		Six Months Ended September 30,		September 30,	March 31,
	2004	2003	2004	2003	2004	2004
Distributor:
Ingram Micro, Inc.	22%	27%	21%	23%	22%	19%
Tech Data Corporation	13%	14%	12%	14%	12%	14%

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Recent Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact EITF 03-1 will have on its consolidated financial statements once final guidance is issued.

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

Strategy

Macromedia has been recognized as a leader in multimedia and web development technologies for over a decade. Through our MX family of products, including Dreamweaver, Flash, Fireworks, ColdFusion and the Studio suite, we have enabled millions of professional Designers and Developers to create rich, engaging, interactive web content and applications. Our growth strategy is to leverage the assets we have built in that core business—principally our technology, our brands and our worldwide distribution channels—to grow into even larger markets serving non-technical professionals. In fiscal year 2004, we began to see a return on our investment in these new markets, with the introduction of new products in two distinct markets: Business Users, who are non-technical knowledge workers, trainers or business decisions makers who want to communicate and collaborate via the Internet, and Consumers, who increasingly expect a rich user experience on digital devices such as personal digital assistants (“PDAs”) and cellular phones. Our strategy to reach the Business User is to provide complete solutions that leverage the power of our technology in an integrated delivery platform. To reach the Consumer, we are licensing our Flash player technology to leading telecommunications service providers and consumer electronics companies that are embedding it in their devices to enable multimedia functionality. We believe that these two new markets offer the potential for significant growth for the company over the next decade. Our primary products and the markets that they serve are broken down as follows:

Designers and Developers	Business Users	Consumers
Macromedia Studio MX	Macromedia Contribute	Macromedia Flash Player
Macromedia Dreamweaver MX	Macromedia Breeze	Macromedia Flash Lite
Macromedia Flash MX	Macromedia Captivate
Macromedia Fireworks MX
Macromedia FreeHand MX
Macromedia Director MX
Macromedia RoboHelp
Macromedia Authorware
Macromedia ColdFusion MX
Macromedia JRun
Macromedia Flex
Macromedia Shockwave Player

Financial Highlights for the Three and Six Months Ended September 30, 2004

•	Our net revenues for the three months ended September 30, 2004 were $107.9 million, representing a 20% increase from net revenues of $89.9 million from the same period last year. This increase reflects revenue growth in each of the three markets we serve, and particularly strong results in our new businesses focused on the Consumer and Business User markets.

•	The increase in net revenues contributed to an increase in our net income during the period. Our net income was $15.5 million for the three months ended September 30, 2004 compared to $9.8 million in the same period last year. Also favorably impacting net income was a reduction, both in absolute dollars and as a percentage of net revenues, in our cost of net evenues. This decrease in cost of net revenues reflects an increase in the percentage of net revenues from volume license and OEM arrangements which have considerably lower costs of revenue than our traditional box sales. Operating expenses increased year on year as we added sales and sales support personnel in all sales regions, and grew marketing and general and administrative expenses to support the growth in our global sales activities.

•	We generated $27.3 million in cash from operating activities during the first half of fiscal year 2005, compared to $12.0 million during the first half of fiscal year 2004. Significant non-operating uses of cash in the six months ended September 30, 2004 included the purchase of property and equipment of $43.7 million, including the purchase of land and buildings, and $28.8 million for the net purchase of available-for-sale securities. Cash provided by the issuance of the Company’s common stock upon the exercise of employee stock options and the purchase of shares of the Company’s common stock under an employee stock purchase plan was $19.9 million. At September 30, 2004, our cash, cash equivalents and short-term available-for-sale securities totaled $285.7 million.

Throughout the three months ended September 30, 2004 and 2003, we operated in one business segment, the Software segment.

Results of Operations

Net Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
(In millions, except percentages)	2004	2003	% Change	2004	2003	% Change
Net revenues	$107.9	$89.9	20%	$211.5	$172.9	22%

Net revenues are comprised primarily of license fees, as well as revenues from maintenance, training, consulting, technical and other support services. Fluctuations in net revenues can be attributed to changes in product and customer mix, general trends in IT spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues period to period as new products and versions are released.

Net Revenues by Market

	Three Months Ended September 30,					Six Months Ended September 30,
	2004		2003		% Change	2004		2003		% Change
(In millions, except percentages)	$	%	$	%		$	%	$	%
Designers and Developers	$86.6	80%	$81.2	90%	7%	$171.6	81%	$153.3	89%	12%
Business Users	11.4	11	4.7	5	144	22.3	11	7.5	4	195
Consumers	8.1	8	2.0	2	304	14.7	7	8.4	5	74
Other	1.8	1	2.0	3	(7)	2.9	1	3.7	2	(18)

Net Revenues	$107.9	100%	$89.9	100%	20	$211.5	100%	$172.9	100%	22

Net revenues increased 20% during the three months ended September 30, 2004 from the same period of last year. Revenues from our Business Users increased 144% from the same period of the prior fiscal year due primarily to direct sales of Breeze to corporate and educational customers. Net revenues from Consumers increased 304% during the three months ended September 30, 2004 from the same period last year reflecting increased revenue from new licensing arrangements with major consumer device manufacturers, as well as increased royalties and support revenues from current licensees. The net revenue increase of 7% in our Designer and Developer products in the three months ended September 30, 2004 as compared to the same period last year resulted from: an increase in net revenues resulting from sales of the RoboHelp product acquired from eHelp; a distribution agreement for our Shockwave Player; and the favorable impact of strengthening foreign currencies. Partially offsetting these increases was a decrease in net revenues from our JRun server product. Sales of our MX 2004 suite of products in the three months ended September 30, 2004 remained relatively flat with the same period last year despite the English-language product release during the three months ended September 30, 2003 which increased the level of upgrade sales that quarter.

        Net revenues increased 22% during the six months ended September 30, 2004 from the same period last year reflecting increased sales in all three markets addressed by our product offerings. The net revenue increase of 12% in our Designer and Developer products in the six months ended September 30, 2004 as compared to the same period last year resulted from: an increase in net revenues from our MX 2004 suite of products, which include Macromedia Flash and Macromedia Dreamweaver; sales of the RoboHelp product acquired from eHelp; and the favorable impact of strengthening foreign currencies. Partially offsetting these increases was a decrease in net revenues from our JRun server product and lower upgrade sales of the MX 2004 suite of products resulting from the release of English-language versions in the three months ended September 30, 2003 which was offset by the overall increase in net revenues in our education sales channels worldwide. Net revenues increased 195% from our Business Users, primarily driven by the success of our direct sales teams in selling Breeze to corporate and educational customers. Sales to Business Users comprised 11% of net revenues during the six months ended September 30, 2004 as compared to 4% during the six months ended September 30, 2003. Revenues from our Consumer products increased 74% during the six months ended September 30, 2004 from the same period last year reflecting new licensing arrangements with several mobile handset and consumer device manufacturers in Asia Pacific as well as increased royalties and support revenues from existing licensees.

We have a history of introducing new or enhanced product offerings that affect our reported net revenues. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods. (See “Risk Factors that May Affect Future Results of Operations” for additional information.)

Net Revenues by Geography:

	Three Months Ended September 30,					Six Months Ended September 30,
	2004		2003			2004		2003
	(In millions, except percentages)
	$	%	$	%	% Change	$	%	$	%	% Change
North America	$62.0	57%	$54.1	60%	15%	$119.6	57%	$100.3	58%	19%

International:
Europe	22.9	21%	21.2	24%	8%	48.2	23%	40.1	23%	20%
Asia Pacific and Other	23.0	22%	14.6	16%	57%	43.7	20%	32.5	19%	34%

Total International	45.9	43%	35.8	40%	28%	91.9	43%	72.6	42%	26%

Net revenue	$107.9	100%	$89.9	100%	20%	$211.5	100%	$172.9	100%	22%

North American net revenues increased by 15% and 19% during the three and six months ended September 30, 2004, respectively, compared to the same periods of last year, primarily reflecting the increase in net revenues from products marketed to Business Users combined with an increase in education and help products licensed to Designers and Developers.

The 28% and 26% increases in international revenues during the three and six months ended September 30, 2004, respectively, compared to the same periods last year are primarily due to the increase in net revenues from our Consumer products primarily in Asia Pacific and Other. In addition, international revenues were also favorably impacted by strengthening foreign currencies against the U.S. Dollar. The strengthening of foreign currencies relative to the U.S. dollar during the three and six months ended September 30, 2004 as compared to the same period last year had a favorable impact on operating income of approximately $1.9 million and $4.6 million, respectively. Had exchange rates during the three and six months ended September 30, 2003 been in effect during the three and six months ended September 30, 2004, translated international net revenues billed in local currencies would have been $2.7 million and $6.6 million lower and operating expenses would have been $0.8 million and $2.0 million lower.

Changes in the value of the U.S. dollar may have a significant impact on net revenues and operating expenses in future periods. To minimize the impact of currency fluctuations on certain foreign currency net revenues and expenses, primarily denominated in the Euro, Japanese Yen and British Pound, we utilize foreign exchange forward contracts to provide greater predictability of net revenues and operating expenses of certain forecasted transactions in these currencies in future periods. (See “Risk Factors That May Affect Future Results of Operations—Risks Associated With Our International Operations” for additional information.)

Cost of Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In millions, except percentages)
Cost of net revenues	$7.6	$7.9	(4)%	$15.0	$15.1	—%
Amortization of acquired developed technology	0.7	0.3	133	1.5	0.6	133

Total cost of revenues	$8.3	$8.2	1	$16.5	$15.7	5

Cost of net revenues as a % of total net revenue	7%	9%	(2)%	7%	9%	(2)%

Cost of net revenues includes royalties paid to third parties for the licensing of developed technology, product assembly and distribution costs, costs incurred in providing training and technical support to customers and business partners, cost of materials and costs to translate and localize our software into various foreign languages.

Cost of net revenues for the three months ended September 30, 2004 was 7% of net revenues as compared to 9% of net revenues during the three months ended September 30, 2003. The 2% decrease in cost of net revenues as a percentage of net revenues during the three months ended September 30, 2004 as compared to the same period last year resulted from lower costs incurred from outsourcing portions of our e-commerce operations to a third party in the comparative period and lower product related costs due to an increase in volume and OEM transactions which have less costs than sales of box product in the current period. Our volume license and OEM transactions generally have insignificant fulfillment, inventory related and freight costs which are typically associated with sales of box products. The decrease in cost of net revenues as a percentage of net revenues was also due in part to a greater revenue base relative to various fixed expenditure contained within cost of net revenues. These decreases were partially offset by an increase in royalties paid to third parties related to a litigation settlement that occurred in the three months ended September 30, 2004 and additional costs to provide technical support to customers who purchased maintenance and support plans.

Cost of net revenues for the six months ended September 30, 2004 was 7% of net revenues as compared to 9% of net revenues during the six months ended September 30, 2003. The 2% decrease in cost of net revenues as a percentage of net revenues during the six months ended September 30, 2004 as compared to the same period last year reflects an overall increase in net revenues, lower costs to localize and translate our products into foreign languages and lower product-related costs due to an increase in volume and OEM revenues. These decreases were partially offset by additional costs to provide technical support to customers who purchased maintenance and support plans.

Amortization of acquired developed technology from acquisitions increased to $0.7 million during the three months ended September 30, 2004 as compared to $0.3 million in the same period last year. During the six months ended September 30, 2004 and 2003, amortization of intangible assets was $1.5 million and $0.6 million, respectively. The increase was mainly due to the amortization of acquired technology resulting from our eHelp acquisition which took place in the third quarter of fiscal year 2004. At September 30, 2004, the net balance of acquired developed technology was $8.7 million.

In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, royalty rates for licensed technology and the geographic distribution of sales.

Operating Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
	(In millions, except percentages)
Sales and marketing	$44.9	$38.2	17%	$88.9	$72.9	22%
Research and development	25.2	23.3	8	48.8	46.6	5
General and administrative	10.9	8.6	27	22.0	18.2	20
Amortization of intangible assets	0.2	0.2	(2)	0.5	0.5	(2)

Total operating expenses	$81.2	$70.3	15	$160.2	$138.2	16

Selected Operating Expense Categories as a Percent of Net Revenues

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Sales and marketing	42%	43%	42%	42%
Research and development	23	26	23	27
General and administrative	10	10	10	11

Sales and Marketing. Sales and marketing expenses consist primarily of the following: compensation and benefits, marketing and advertising expenses, activities which support product launches and direct sales efforts, including travel, and allocated expenses for our facilities and IT infrastructure to support marketing activities.

Sales and marketing expenses increased to $44.9 million during the three months ended September 30, 2004, as compared to $38.2 million for the same period last year and remained flat as a percentage of revenues. The increased spending primarily resulted from an increase in compensation and other employee-related expense which increased by $6.3 million in the three months ended September 30, 2004 as compared to the same period in fiscal year 2004, due to an increase in headcount as we expanded our direct sales force to broaden our reach into the Business User and Consumer markets and higher commissions related to increased net revenues.

        Sales and marketing expenses increased to $88.9 million during the six months ended September 30, 2004, as compared to $72.9 million for the same period last year and remained flat as a percentage of revenues. The increased spending primarily resulted from an increase in compensation and other employee-related expenses which increased by $10.3 million in the six months ended September 30, 2004 as compared to the same period in fiscal year 2004, due to an increase in headcount as we expanded our direct sales force to broaden our reach into the Business User and Consumer markets and higher commissions related to increased net revenues. Increased spending also resulted from recruiting and relocation expenses related to an increase in personnel. Higher professional fees and marketing and advertising costs of $1.5 million and $1.2 million, respectively, as compared to the same period in the prior fiscal year, primarily related to products acquired from eHelp in December 2003.

In the near future, we expect to continue investing in the sales and marketing of our products as we launch and sell our products, develop market opportunities, promote our competitive position and add sales personnel throughout the world. Accordingly, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending.

Research and Development. Research and development expenses consist primarily of compensation and benefits as well as allocated expenses for our facilities and IT infrastructure to support product development.

Research and development expenses increased to $25.2 million during the three months ended September 30, 2004 as compared to $23.3 million for the same period last year. Compensation and other employee-related expenses increased by $1.8 million in the three months ended September 30, 2004 as compared to the same period last year due to higher average headcount in the current period reflecting the acquisition of eHelp and growth in the Consumer market. These increases were partially offset by a decrease in temporary labor spending of $0.8 million following the completion of significant product launches during fiscal year 2004.

Research and development expenses increased to $48.8 million during the six months ended September 30, 2004 as compared to $46.6 million for the same period last year. Compensation and other employee-related expenses increased by $3.1 million in the six months ended September 30, 2004 as compared to the same period last year due to higher average headcount in the current period, period reflecting the acquisition of eHelp and growth in the Consumer market. These increases were partially offset by a decrease in temporary labor spending of $1.5 million following the completion of significant product launches during fiscal year 2004.

During fiscal year 2004, we released version upgrades to our MX family of products as well as introduced new products. During fiscal year 2005, we have released enhancements of certain products, including updates to our Breeze and Flash Lite products in the first quarter and a version upgrade of Contribute in the second quarter. We anticipate continuing to invest significant resources into research and development activities in order to develop new products and technologies and to enhance the technology in our existing products.

General and Administrative. General and administrative expenses consist primarily of compensation and benefits, fees for professional services and allocated expenses for our facilities and IT infrastructure to support general and administrative activities.

General and administrative expenses increased to $10.9 million during the three months ended September 30, 2004 as compared to $8.6 million for the same period last year. Compensation and other employee-related expenses, which include company wide recruiting efforts, increased $1.4 million in the three months ended September 30, 2004 as compared to the same period last year resulting from an increase in headcount, strengthening our infrastructure to support our business growth.

General and administrative expenses increased to $22.0 million during the six months ended September 30, 2004 as compared to $18.2 million for the same period last year. Compensation and other employee-related expenses increased $2.5 million in the six months ended September 30, 2004 as compared to the same period last year resulting from an increase in headcount, strengthening our infrastructure to support our business growth. Professional fees related primarily to corporate compliance, intellectual property protection, and the legal aspects of our expansion into new business markets increased by $0.9 million in the six months ended September 30, 2004 as compared to the same period last year. Partially offsetting these increases, in the comparative period last year, we recorded a $0.9 million charge related to statutory reporting obligations in certain foreign jurisdictions.

We anticipate that general and administrative expenses in the near future will continue to include costs to comply with the Sarbanes-Oxley Act of 2002 and newly proposed and enacted rules and regulations of the Securities and Exchange Commission (“SEC”) and the NASDAQ stock market. These rules impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act, including the section 404 rules governing the certification of our internal controls by our independent registered public accounting firm and any new rules promulgated by the SEC or NASDAQ stock market, we have hired additional personnel and are utilizing additional outside legal, accounting and advisory services. Should the actual cost of compliance materially exceed amounts currently estimated by management, such additional costs could materially increase our operating expenses and adversely affect our results of operations.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million and $0.5 million for the three and six months ended September 30, 2004, respectively, consistent with the amounts recorded in the same periods last year. The increase in amortization expense related to acquired tradenames and the customer list from our eHelp acquisition in December 2003 was partially offset by the completion in the fourth quarter of fiscal year 2004 of the amortization of intangible assets related to our acquisition of Allaire Corporation in fiscal year 2001. At September 30, 2004, Other intangible assets, net excluding developed technology, was $2.5 million.

Other Income (Expense)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Interest income, net	$1.1	$0.8	$2.1	$1.7
Gain on investments	—	0.8	—	0.8
Other, net	(0.1)	(0.2)	(0.1)	(0.3)

Total operating expenses	$1.0	$1.4	$2.0	$2.2

Interest Income, net. Interest income consists primarily of interest earned on interest-bearing cash, cash equivalents and available-for-sale short-term investments.

Interest income was $1.1 million and $2.1 million during the three and six months ended September 30, 2004, respectively, compared to $0.8 million and $1.7 million during the same periods last year. The increase in our interest income during the three and six months ended September 30, 2004 is primarily due to higher average balances of cash, cash equivalents and short-term investments and higher interest rates in fiscal year 2005 as compared to fiscal year 2004.

Gain on Investments. We have historically held investments in certain companies. Impairment losses are recognized on these investments when we determine that there has been a decline in the fair market value of the investment that is other than temporary. During the three months ended September 30, 2003, we sold our remaining shares of common stock held in a publicly-traded company and received net proceeds of $0.7 million. During the six months ended September 30, 2003, we also received cash of $0.1 million from one of our cost-basis investments. These investments were previously written off in accordance with our accounting policy. At September 30, 2004, we no longer held any available-for-sale investments in the common stock of publicly-traded companies, but we still held equity interests in several privately-held companies for which no carrying value was recorded on our Condensed Consolidated Balance Sheet.

Other, net. Other, net, consists primarily of foreign currency transaction gains and losses, investment management fees and other non-operating transactions not separately disclosed.

Provision for Income Taxes

We recorded a provision for income taxes of $3.9 million and $3.0 million for the three months ended September 30, 2004 and 2003, respectively, and $7.4 million and $4.7 million for the six months ended September 30, 2004 and 2003, respectively. Current taxes are primarily due to taxable income in foreign jurisdictions where we operate, and the effect of net operating loss carryforwards associated with business combinations accounted for under the purchase method which are recorded as a reduction to our goodwill balance instead of a reduction to income tax expense. Deferred taxes are primarily due to a change in deferred tax assets, net of a valuation allowance. A deferred tax asset valuation allowance has been established and is determined by assessing whether it is more likely than not the Company will realize the tax benefits of its deferred tax assets in the future.

At September 30, 2004, we had available federal and state net operating loss carryforwards of $522.7 million and $425.3 million, respectively. We also had unused research credit carryforwards of $29.1 million and $26.4 million for federal and California income tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire in fiscal years 2005 through 2025. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

At September 30, 2004, we had cash, cash equivalents, and short-term investments of $285.7 million, a 1% increase from the March 31, 2004 balance of $282.7 million. Working capital was $250.5 million at September 30, 2004, a 5% increase from the March 31, 2004 balance of $237.8 million. The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended September 30,
	2004	2003
	(In millions)
Net cash flows provided by (used in):
Operating activities	$27.3	$12.0
Investing activities	(70.4)	(76.9)
Financing activities	19.9	39.3

Net decrease	$(23.2)	$(25.6)

Cash provided by operating activities during the six months ended September 30, 2004 was $27.3 million, as compared to $12.0 million for the same period last year. During the six months ended September 30, 2004, cash provided by operating activities resulted primarily from adjusting our net income of $29.4 million for non-cash depreciation and amortization expense of $9.4 million, and from an increase in our accrued liabilities balances of $7.6 million partially offset by an increase in our accounts receivable, net balance of $15.1 million. Cash provided by operating activities during the six months ended September 30, 2003 resulted primarily from adjusting our net income of $16.6 million for non-cash depreciation and amortization expense of $9.5 million, partially offset by increases in accounts receivable of $6.6 million and decreases in accrued restructuring of $7.2 million.

Cash used in investing activities for the six months ended September 30, 2004 was $70.4 million, as compared to cash used in investing activities of $76.9 million during the same period last year. During the six months ended September 30, 2004, cash used in investing activities was primarily due to the purchase of property and equipment of $43.7 million, including the purchase of land and a building, and the net purchases of available-for-sale securities of $28.8 million. In April 2004, we completed the purchase of our future corporate headquarters for $37.7 million. Following the close of our purchase, we received a $3.5 million termination fee from a former tenant. Cash used in investing activities for the six months ended September 30, 2003 was $76.9 million, primarily due to net purchases of available-for-sale short-term investments of $59.3 million and property and equipment of $18.0 million. We anticipate spending $30.0 million to $37.0 million on capital expenditures during the remainder of the current fiscal year, including the build-out of our new corporate headquarters building in San Francisco, California, for which spending is expected to range from $26.0 million to $32.0 million. We expect to utilize cash from operations and existing cash, cash equivalents and short-term investments to fund these investing activities.

Cash provided by financing activities during the six months ended September 30, 2004 was $19.9 million, as compared to $39.3 million during the same period last year. Cash provided by financing activities was due to proceeds received from the exercise of common stock options and the purchase of shares of our common stock under our employee stock purchase plans. Our liquidity and capital resources in any period could be impacted by cash proceeds upon exercise of stock options and securities reserved for future issuance under our stock option plans, as well as the purchase of shares of our common stock under employee stock purchase plans.

We expect that for the foreseeable future our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least September 30, 2005. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks of product returns; risks associated with investment in international sales operations; our ability to successfully contain our costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations.”

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At September 30, 2004, the net notional amount of forward contracts outstanding amounted to $87.9 million (see “Item 3—Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Other Matters Affecting Liquidity and Capital Resources

Contractual Obligations

We have summarized our significant financial contractual obligations as of March 31, 2004 in our Annual Report on Form 10-K for the year ended March 31, 2004. There have been no subsequent material changes to our contractual obligations from that date with the exception of the purchase of our future corporate headquarters building completed in fiscal year 2005. We are currently in the process of readying this facility for occupancy which we expect to occur as early as January 2005.

Other Commitments

Letters of Credit— We obtained letters of credit from financial institutions totaling $7.8 million as of September 30, 2004, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Off-Balance-Sheet Arrangements

We do not have off-balance-sheet arrangements with unconsolidated entities or with related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. As of September 30, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock-Based Compensation Plans

Common Stock to Be Issued. At September 30, 2004, the Company had the following common shares available for future issuance upon the exercise of options under the Company’s stock option plans (the “Macromedia Plans”) (including both outstanding option grants as well as options available for future grants), under previous non-plan stock option grants and under the Company’s Employee Stock Purchase Plan (“ESPP”) (in thousands):

Common Shares Available
Employee and director stock options under the Macromedia Plans	15,237
Non-plan employee stock options	1,916
ESPP	1,004

18,157

The following table summarizes the stock option activity during the six months ended September 30, 2004 (shares in thousands):

	Number of Options	Weighted Average Exercise Price
Options outstanding as of March 31, 2004	17,209	$15.78
Granted	1,413	19.99
Exercised	(1,252)	13.00
Cancelled	(371)	18.37

Options outstanding as of September 30, 2004	16,999	$16.28

The following table summarizes information about Macromedia’s stock options outstanding as of September 30, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.77 – $ 5.96	13	2.56	$3.63	13	$3.63
$ 6.75 – $ 9.63	2,222	6.77	7.97	1,214	8.05
$10.00 – $13.91	3,818	7.56	12.86	2,001	13.00
$14.20 – $16.66	4,611	5.58	15.85	4,426	15.87
$17.15 – $20.90	4,587	8.68	18.88	1,134	19.09
$21.41 – $29.19	1,490	6.22	26.19	1,121	27.14
$30.56 – $45.31	199	5.51	33.60	188	33.69
$49.94 – $99.98	59	5.82	76.38	55	74.67

	16,999	7.07	$16.28	10,152	$16.60

Employee Stock Purchase Plan. In July 2003, we adopted the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). In August 2004, employees purchased 231,000 shares of our common stock for $3.7 million under the 2003 ESPP.

Critical Accounting Estimates

We make certain estimates, assumptions and judgments when preparing our Condensed Consolidated Financial Statements. These estimates, assumptions and judgments can have a significant impact on our Condensed Consolidated Financial Statements including the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets as well as the amounts of net revenues, operating income and net income on our Condensed Consolidated Statements of Income. We have identified the following to be critical accounting estimates to Macromedia: sales allowance reserve; allowance for doubtful accounts, restructuring accruals; and income taxes.

Sales Returns Reserve. The primary sales channels through which we sell our boxed and volume-license products throughout the world are comprised of a network of distributors and value added resellers (collectively referred to as “resellers”). Product returns from our resellers represent a substantial portion of our products returns. Product returns are recorded as a reduction of net revenues. Agreements for boxed products sold to our resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Current product returns for stock rotation from resellers are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding the amount of the requested return. Resellers may, and typically do, return 100% of their inventory balance of obsolete products within a limited time after the release of a new version of that software product. Under the terms of our distribution agreements, authorized returns of obsolete products require a new order from such reseller at an amount not less than the amount of the requested return. Product returns for stock rotation and obsolete products from our resellers are also impacted by actual product returns they receive directly from lower tiers of distribution for which we receive limited inventory and sell-through information. Sales of our volume-licensed products generally do not contain return privileges. Products purchased directly from us by end-users, including sales from our online stores, generally have 30-day return rights.

As part of our revenue recognition practices, we have established a sales returns reserve based upon estimated and known returns related to the activities identified in the above paragraph. Known returns consist of approved and authorized product returns prior to receiving the returned goods. The estimated component of our sales returns reserve for stock rotation and obsolete product is determined upon the evaluation of the following factors:

•	historical product returns and inventory levels on a product-by-product basis for each of our primary sales regions;

•	current inventory levels and sell-through data on a product-by-product basis as reported to us by our resellers worldwide on a weekly or monthly basis;

•	our demand forecast by product in each of our principal geographic markets, which may be impacted by several factors, including but not limited to, our product release schedule, seasonal trends, analyses developed by our internal sales and marketing organizations and analysis of third-party market data;

•	general economic conditions, specifically in the markets we serve; and

•	trends in our accounts receivable.

In addition to monitoring expected returns under stock rotation agreements, our channel management practices over our resellers are also intended to provide reasonable assurance that product inventory levels in the distribution channel, on a product-by-product basis, reflect anticipated demand for the respective products. In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our resellers in order to maintain inventory levels deemed by management to be appropriate. We generally provide a sales returns reserve to maintain channel inventory levels between four to six weeks of expected future sales by our first-tier resellers based on the criteria noted above. We make this estimate primarily based on channel inventory and sell-through information that we obtain principally from our first-tier resellers. At September 30, 2004, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

At September 30, 2004, our sales returns reserve totaled $4.8 million and included $0.8 million of requested and authorized returns by our resellers. During the three months ended September 30, 2004, product returns, consisting principally of stock rotation, totaled $1.8 million or 2% of net revenues, compared to the three months ended September 30, 2003 in which product returns, consisting principally of stock rotation for obsolete products, totaled $4.2 million or 5% of net revenues. This decrease in the level of product returns reflects a decrease in inventory levels consistent with the stage of our product life cycles, especially related to our Designer and Developer products. During the three months ended September 30, 2003, our product returns increased as a result of the launch of Macromedia Studio MX 2004.

In general, we would expect our sales returns reserve to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, due to anticipated increases in stock rotation for obsolete products.

Similarly, we would expect that that our sales returns reserve would decrease following the successful introduction of new or upgraded products and completion of the associated stock rotation to replace obsolete product in our distribution channel. Actual product returns in future periods may differ from our estimates and may have a material adverse effect on our net revenues and consolidated results of operations due to factors including, but not limited to, market conditions and product release cycles.

Allowance for Doubtful Accounts. We make judgments as to our ability to collect outstanding accounts receivable and provide an allowance for a portion of our accounts receivable when collection becomes doubtful.

We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and reduce our reported net income. Our allowance for doubtful accounts amounted to $1.7 million, or 3% of gross accounts receivable, at September 30, 2004 and $1.9 million, or 4% of gross accounts receivable, at March 31, 2004.

Distributors account for a significant portion of our net revenues and accounts receivable balances and comprise several individually large accounts. One of these distributors represented 21% and 23% of consolidated net revenues during the six months ended September 30, 2004 and 2003, respectively, and 22% and 19% of our gross accounts receivable balances at September 30, 2004 and March 31, 2004, respectively. A second distributor represented 12% and 14% of our consolidated net revenues during the six months ended September 30, 2004 and 2003, respectively, and 12% and 14% of our gross accounts receivable at September 30, 2004 and March 31, 2004, respectively. If the credit exposure associated with a large distributor increased, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses on trade receivables related to any particular industry or geographic region.

Restructuring Accruals. In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our fiscal year 2001 acquisition of Allaire Corporation and to better align our cost structure with the weaker business environment which resulted in restructuring expenses totaling $81.8 million. Restructuring expenses primarily represented estimated future costs related to 22 facilities to either cancel or vacate approximately 450,000 square feet of facility space held under our operating leases as a result of staff reductions and changes in our business and demise and tenant improvement costs to sublease the facilities, net of deferred rent recorded for the facilities and, to a lesser extent, employee termination and severance costs.

Our restructuring expenses and accruals involved significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through real estate brokers. These estimates include: facility exit costs such as demise and lease termination costs; timing of future sublease occupancy; estimated sublease income based on expected future market conditions; and, any fees associated with our restructuring expenses, such as brokerage fees.

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, available market data, information from third party real estate brokers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control and include future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts, Northern California, Bracknell, United Kingdom, and to a lesser extent, in Richardson, Texas and Minneapolis, Minnesota. In addition, our restructuring estimates for facilities could be materially and adversely impacted by the financial condition of sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our Condensed Consolidated Balance Sheet at September 30, 2004. Our actual expense may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual, which will impact our operating results in future periods.

As of September 30, 2004, our restructuring accrual balance was $14.7 million and included future minimum gross lease obligations for our restructured facilities extending through June 2010. The future minimum gross lease obligations related to these facilities amounted to $62.1 million, which will be offset by future sublease income of $34.9 million to be received under existing contractual sublease agreements, and $12.5 million to be received from estimated future sublease arrangements.

Estimated sublease income may be impacted by fluctuations in the demand in commercial real estate markets where we have significant operating lease obligations, notably the Newton, Massachusetts commercial real estate market. Accrued restructuring costs related to the Newton lease represented 65% of our total restructuring accrual balance at September 30, 2004. Our Newton office space covers 348,000 square feet held under operating leases through June 2010, of which restructured facilities covers 262,000 square feet. Of the 262,000 square feet designated restructured space, we currently sublease 226,000 square feet to existing tenants, and 36,000 square feet is vacant and being marketed for sublease. Existing subleases covering 54,000 square feet will expire at various dates commencing in April of 2006. Should the Newton, Massachusetts commercial real estate market deteriorate, we may not be able to find acceptable tenants at the rates or timing consistent with what we used in estimating our restructuring accrual.

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

Recent Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact EITF 03-1 will have on our consolidated financial statements once final guidance is issued.

On March 31, 2004, the Financial Accounting Standards Board published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace the existing requirements under SFAS 123 and APB 25. Under the proposal, all forms for share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of income. This Exposure Draft would eliminate the ability to account for stock-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The comment period for the Exposure Draft ended September 30, 2004. At the FASB’s meeting held October 13, 2004, the FASB decided that the final Statement would take effect for any interim or annual period beginning after June 15, 2005, during which time it would apply to all employee awards of share-based payments. Compensation costs would be recognized with regard to that portion of awards outstanding for those services not rendered by this date, and measured and attributed according to the same estimate of the grant-date fair value and the same attribution method also used for recognition and pro forma disclosures under the original provisions of SFAS No. 123. Any cumulative-effect adjustment required under the final Statement would be recognized as of the beginning of the period in which the final Statement is first applied. If adopted, we will be subject to the new rules effective during the second quarter of fiscal year 2006. We are investigating what impact the adoption of the Exposure Draft will have on our financial position and results of operations.

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

Our future operating results are difficult to predict and our future operating results and our stock price are subject to volatility—Our operating results for a particular period are extremely difficult to predict. Our net revenues depend significantly on general domestic and global economic conditions and the demand for software products in the markets in which we compete. Uncertainty about future economic conditions makes it difficult to forecast operating results and any delays or reductions in information technology spending could result in a material and adverse effect on our operations. Our revenues may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. We have also experienced variability in revenue trends during our recent quarters, noting an increase in sales bookings in the last month of each quarter resulting from increased end-user sales activities. Our efforts to manage our operating expenses may hinder our ability to achieve growth in our business and revenues. Any shortfall in revenues or results of operations from levels expected by securities analysts, general declines in economic conditions, or significant reductions in spending by our customers, could have an immediate and materially adverse effect on the trading price of our common stock in any given period. In addition to factors specific to us, changes in analysts’ earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general may result in significant volatility in the trading price of our common stock.

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

We face intense competition—We operate in a highly competitive market characterized by market and customer expectations to incorporate new features and to accelerate the release of new products. These market factors represent both opportunities and competitive threats to us. With respect to competitive threats:

•	Our designer and developer tools compete directly and indirectly with products from major vendors including Microsoft Corporation (“Microsoft”), International Business Machines Corporation (“IBM”) and Adobe Systems Incorporated.

•	Our server software products compete in a highly competitive and rapidly changing market for application server technologies. With respect to these products, we compete directly with products offered by Microsoft, IBM, BEA Systems, Inc., Sun Microsystems, Inc. and various other open-source or free technologies.

•	Our products marketed to Business Users, such as Breeze and Contribute, compete directly and indirectly with products offered by IBM, Microsoft, WebEx Communications, Inc. and other companies.

•	Our products offered to mobile operators and device manufacturers for use in consumer devices compete directly and indirectly with various technologies and products from both established and emerging vendors.

Introduction of new products, or introduction of new functionality in current products, by us or by other companies may intensify our current competitive pressures. Some of our current and potential competitors have greater financial, marketing, technical and intellectual property resources than we do.

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

Revenues from our Consumer market may be difficult to predict. Our future revenue growth will in part depend upon our ability to continue to increase net revenues obtained from licensing our Consumer products for use in mobile phones, set-top boxes, game devices, personal digital assistants (“PDAs”), hand-held computers and other consumer electronic devices. We have a limited history of licensing products in our Consumer market and believe these transactions present considerably greater risks than we have historically experienced with sales of products licensed to designers and developers. Specific risks related to our ability to predict revenues in our Consumer market include, but are not limited to, the following:

•	Sales cycles are long and complex as customers typically consider a number of factors before agreeing to license our technology, including, among other things, the time and cost to embed our technology into their devices. As a result, it may be difficult to predict when license arrangements will be completed.

•	Because our technology is integrated into devices offered by our customers, we could be adversely impacted if our products are not successfully integrated with those of the customer or if their products are not successfully marketed or sold to consumers.

•	Many factors may require us to defer revenue recognition for our Consumer license arrangements for a significant period of time after initially entering into such license agreements, including, among other things, instances where there are certain acceptance criteria and/or integration services necessary to determine whether our technology functions properly with the product offerings of the customer.

•	Many licensing arrangements require licensees to pay per-unit royalties, requiring us to rely on the accuracy and timeliness of licensee royalty reports in recognizing royalty revenues.

•	Consumer markets are extremely competitive and are influenced by rapidly changing industry standards and consumer preferences. Changes in such standards or preferences could have a significant impact on demand for specific technologies, including our technology.

We may not be able to successfully defend or enforce our intellectual property rights—Because we are a software company, our business is dependent on our ability to protect our intellectual property rights. We rely on a combination of patent, copyright, trade secret and trademark laws, as well as employee and third-party nondisclosure agreements and license agreements, to protect our intellectual property rights and products. Policing unauthorized use of products and fully protecting our proprietary rights are difficult and we cannot guarantee that the steps we have taken to protect our proprietary rights will be successful. In addition, effective patent, copyright, trade secret and trademark protection may not be available in every country in which our products are distributed or used. In particular, while we are unable to determine the exact extent of piracy of our software products, software piracy may depress our revenues. While this would also adversely affect domestic revenue, revenue loss from piracy of our software products is believed to be even more significant outside of the United States, particularly in countries where laws provide less protection of intellectual property rights. Protection of our intellectual property rights also is difficult in situations where the Company has taken certain actions to promote broader adoption of our technology. For instance, in an effort to promote broader adoption of our technology, in particular the Macromedia Flash Player and the Macromedia Shockwave Player, we publish and grant industry standard-setting organizations, user groups and third parties the right to use certain Macromedia product specifications, file formats, application programming interfaces (“APIs”), and other information. These specifications, file formats, APIs and other information could be used to produce products that compete with and reduce demand for Macromedia’s own products. In addition, our intellectual property enforcement rights may be diminished because of our decision to publish or license certain intellectual property in an effort to promote its adoption.

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

We face risks associated with international operations—Net revenues outside of North America accounted for approximately 43% and 40% of our consolidated net revenues during the three months ended September 30, 2004 and 2003, respectively. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products and in some cases, to translate them into foreign languages. We have and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. In addition, we also are expanding our own research, development, and quality assurance capabilities through the Company’s subsidiary in India. International business and operations are subject to a number of unique risks, including, but not limited to:

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At September 30, 2004, the net notional amount of forward contracts outstanding in U.S. Dollars using the spot exchange rates in effect at September 30, 2004 was $87.9 million. However, there can be no assurance that such contracts will adequately manage our exposure to currency fluctuations in the long-term, as the average maturity of these foreign exchange forward contracts is less than twelve months.

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

Our operating results are dependent, in part, on our distribution channels—A substantial portion of our net revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, hardware and software superstores, retail dealers and OEMs. Although we have not experienced any material problems with our distribution channels, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. Our ability to effectively distribute products depends in part upon the financial and business conditions of our distribution channels. Two distributors represented over 10% of the net revenues and gross account receivables in the periods presented in the table below:

	% of Net Revenues				% of Gross Accounts Receivable
	Three Months Ended September 30,		Six Months Ended September 30,		September 30,	March 31,
	2004	2003	2004	2003	2004	2004
Distributor:
Ingram Micro, Inc.	22%	27%	21%	23%	22%	19%
Tech Data Corporation	13%	14%	12%	14%	12%	14%

The loss of, or a significant reduction in, business with any one of our major distributors could have a material adverse effect on our business and consolidated results of operations in future periods. Furthermore, the terms of the arrangement with a distributor, OEM or reseller may result in us deferring recognition of revenue from such arrangement due to various factors, including future delivery and other obligations that we may have under such arrangement or failure by such party to comply with the reporting and payment obligations under such arrangement. Our revenues generated through our OEM channels may also be impacted by the marketability and success of the corresponding OEM products offered by these third parties.

While our products are marketed and sold through different levels of distribution channels, we maintain direct contractual relationships primarily with the first-tier distributors, generally relying on such distributors to manage the relationship with second-tier distributors and resellers with respect to the distribution, marketing and promotion of our licenses. Although we receive periodic reports from most of the distributors and resellers of our products, our reliance on our first-tier distributors to assist us in managing the lower level distribution channels limits our ability to (i) anticipate and respond to excess inventory levels of, or change in demand for, our products by lower-tier distributors or resellers; (ii) directly manage the marketing or promotion of our products by such lower-tier distributors or resellers; and (iii) monitor the adequacy of training received with respect to our products by employees of such lower-tier distributors or resellers. As a result, if our first-tier distributors are unable to continue to effectively assist us in marketing and selling our products to the lower-tier distribution channels, the demand for and reputation of our products may decrease and our operations and our financial results may be materially and adversely effected.

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

We face risk associated with acquisitions—We have entered into business combinations with other companies in the past, including our acquisition of eHelp in December 2003 and two acquisitions in the fourth quarter of fiscal year 2003, and may make additional acquisitions in the future. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, business strategy, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies and the acceptance of the acquired companies’

products and services by our customers. In addition, future acquisitions would likely result in dilution to existing stockholders, if stock or stock options are issued, or the assumption of debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations and liquidity. Accordingly, any future acquisitions could result in a material adverse effect on our results of operations.

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

Adverse economic conditions in the commercial real estate market may affect our ability to sublease vacated portions of properties held under sublease—In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our prior acquisitions and to better align our cost structure with the weaker business environment. During fiscal year 2002, our restructuring expenses included, among other things, costs related to canceling or vacating approximately 450,000 square feet of facility space held under our operating leases. Furthermore, we lease 348,000 square feet of space in Newton, Massachusetts, which expires in June 2010, of which restructured facilities covers 262,000 square feet. Of 262,000 square feet designated restructured space, we currently sublease 226,000 square feet to existing tenants, and 36,000 square feet is vacant and being marketed for sublease. We currently lease 365,000 square feet of space in Northern California under operating leases which expire between 2005 and 2011, of which 98,000 square feet of space is not currently occupied by us and is currently subleased or being marketed for sublease. We also lease 55,000 square feet at a facility in Richardson, Texas, of which 27,000 square feet is restructured space and is currently being subleased. Our restructuring expenses and accruals involve significant estimates made by management using the best information available at the time that the estimates were made, including market data obtained from real estate brokers in the local markets. These estimates include evaluating the timing and market conditions of rental payments and sublease income. Changes in our current operations, including occupancy of a new corporate headquarters facility expected to begin in January 2005, could result in us vacating additional portions of properties held under operating leases prior to the expiration of the corresponding lease agreements and could result in additional changes. The general adverse economic conditions in the areas where we have significant leased properties has resulted in a surplus of business facilities making it difficult to sublease properties. There can be no assurance that market conditions will improve during the terms of our lease periods. If market conditions deteriorate, we may be unable to sublease our excess leased properties at all or on terms acceptable to us, or we may not meet our expected estimated levels of sublease income and our results of operations could be adversely affected.

Failure to maintain an effective system of internal controls could harm our business—Designing and maintaining effective internal controls over financial reporting is expensive and requires considerable attention from management, employees, and expert outside advisers. Internal controls, however well-designed and operated, cannot provide any absolute assurance that the objectives of the controls will be met. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we and our independent registered public accounting firm periodically certify the adequacy of our internal controls over financial reporting. This requirement will first become applicable to the Company on March 31, 2005. Identification of a material weakness in our internal controls as part of the Section 404 certification process, or any actual failure of our internal controls, could harm the financial position of our business, reduce investor confidence in the Company, cause a decline in the market price for our common stock, and subject the Company to costly litigation.

Legislative actions may cause our operating expenses to increase—The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the Securities and Exchange Commission (“SEC”) and the NASDAQ stock market impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASDAQ stock market, we have hired additional personnel and are utilizing additional outside legal, accounting and advisory services. Should the actual cost of compliance materially exceed amounts currently estimated by management, such additional costs could materially increase our operating expenses and adversely affect our results of operations.

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

We may not be able to attract or retain key personnel—Our future growth and success depend, in part, on the continued service of our highly skilled employees, including, but not limited to, our management team and sales personnel. Our ability to attract and retain employees is dependent on a number of factors, including our continued ability to provide broad-based stock incentive awards, competitive cash compensation and cash bonuses. The limited number of shares remaining available for grant under our current stock option plans at September 30, 2004 places us at a disadvantage as compared to other technology companies in our efforts to recruit and/or retain employees. The loss of key employees or an inability to effectively recruit new employees, as needed, could have a material adverse affect on our business and our ability to grow in the future.

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

        Changes in generally accepted accounting principles (“GAAP”) may affect our reported results—We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. Of particular significance are GAAP relating to the accounting treatment of employee stock options and the recognition of revenue in software licensing transactions. A change in these principles, and in particular the proposed changes in GAAP to require the future expensing of the fair value calculated for stock options, could have a significant effect on our reported results and may affect the reporting of transactions completed prior to the announcement of a change.

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

Cash Flow Hedging. We designate and document foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, we apply hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in the fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in Accumulated other comprehensive income (loss) (“AOCI”). We record any ineffective portion of the hedging instruments, which was not material during the three months ended September 30, 2004 and 2003, in Other income (expense) on our Condensed Consolidated Statements of Income. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to Other income (expense) at that time. All values reported in AOCI at September 30, 2004 will be reclassified to earnings in twelve months or less. At September 30, 2004, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging. We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At September 30, 2004, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

Our outstanding net foreign exchange forward contracts at September 30, 2004 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at September 30, 2004 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount in US Dollars	Weighted Average Forward Rates
	(In millions)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$39.1	1.22
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	13.4	105.99
British Pound (“GBP”) (contracts to receive U.S. Dollar /pay GBP)	11.0	1.78

Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$7.9	1.22
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	8.2	107.06
British Pound (“GBP”) (contracts to receive U.S. Dollar /pay GBP)	8.3	1.79

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

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed, in May 2004, we replaced our legacy enterprise resource planning (“ERP”) application with a new integrated ERP application which supports our management of inventory, order processing, shipping, accounting and human resource functions. Our ERP application is a key application utilized in the accumulation of financial data used in financial reporting. Changes to systems controls (i.e. access and application change controls) have been made in connection with the migration to the new integrated ERP application. We expect that the implementation of our new integrated ERP application will further improve the overall control over financial reporting. However, this change was not made in response to any deficiency in our internal control over financial reporting.

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

As of the time of this Quarterly Report, the Company is party to certain pending litigation matters incidental to our business, in the judgment of the Company, however, none of these pending legal proceedings is material to the operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals were submitted to a vote of, and adopted by, stockholders at the 2004 Annual Meeting of Stockholders on July 26, 2004 (“Annual Meeting”):

1.	Stockholders approved the proposal to elect seven (7) directors for one-year terms. The vote tabulation for each individual director is as follows:

Director	Votes For	Votes Withheld
Robert K. Burgess	60,778,875	2,673,084
John (Ian) Giffen	40,885,682	22,566,277
Steven Gomo	61,142,609	2,309,350
William H. Harris, Jr.	57,449,321	6,002,638
Donald L. Lucas	57,292,769	6,159,190
Timothy O’Reilly	57,885,326	5,566,633
William B. Welty	54,641,762	8,810,197

2.	Stockholders adopted the proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm to perform the audit of Macromedia’s financial statements for fiscal year 2005 by a vote of 61,260,120 for and 2,175,596 against with 16,243 abstentions and no broker non-votes.

A proposal to amend the Company’s 2002 Equity Incentive Plan (“2002 Plan”) that was included in the Company’s Proxy Statement dated June 21, 2004 was withdrawn from the ballot by unanimous vote of the Company’s Board of Directors prior to the Annual Meeting. A Special Meeting of Stockholders is scheduled for November 10, 2004 to vote upon an amendment to the 2002 Plan, as described further in a Proxy Statement filed with SEC dated October 6, 2004.

Item 5. Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved each quarter of fiscal year 2005 by our Audit Committee to be performed by KPMG LLP, our external auditor. During the three months ended September 30, 2004, the Audit Committee approved the following non-audit services anticipated to be performed by KPMG LLP: Domestic and international tax compliance services.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2004	MACROMEDIA, INC.

	By:	/s/ ROBERT K. BURGESS
Robert K. Burgess Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ELIZABETH A. NELSON
Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)