Form 10-Q
period 2004-12-31
MACROMEDIA INC
filed 2005-02-08
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 75.4 million shares of Common Stock, $0.001 par value per common share, outstanding on January 28, 2005 including 1.8 million shares held in treasury.

MACROMEDIA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2004

MACROMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$95,811	$92,662
Short-term investments	245,066	190,029
Accounts receivable, net of allowance for doubtful accounts of $1,139 and $1,919 at December 31, 2004 and March 31, 2004, respectively	54,902	38,210
Restricted cash	4,093	16,363
Prepaid expenses and other current assets	21,545	15,581

Total current assets	421,417	352,845
Property and equipment, net	103,194	45,512
Goodwill, net	236,580	237,839
Intangible assets, net	10,253	12,950
Deferred income taxes, non-current	15,993	16,062
Other assets	15,691	16,680

Total assets	$803,128	$681,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,424	$5,311
Accrued payroll and related liabilities	23,223	17,634
Accrued liabilities	41,612	41,151
Income taxes payable	19,268	11,838
Accrued restructuring	5,346	6,934
Deferred revenues	42,151	32,215

Total current liabilities	135,024	115,083

Other liabilities, non-current:
Accrued restructuring	7,549	11,657
Deferred revenues	7,071	5,173
Other liabilities	4,827	5,024

Total liabilities	154,471	136,937

Commitment and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004 and March 31, 2004	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 74,599 and 70,069 shares issued as of December 31, 2004 and March 31, 2004, respectively	75	70
Treasury stock, at cost: 1,818 shares as of December 31, 2004 and March 31, 2004	(33,649)	(33,649)
Additional paid-in capital	919,249	855,073
Accumulated other comprehensive income (loss)	(4,792)	408
Accumulated deficit	(232,226)	(276,951)

Total stockholders’ equity	648,657	544,951

Total liabilities and stockholders’ equity	$803,128	$681,888

See accompanying Notes to Condensed Consolidated Financial Statements.

MACROMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net revenues	$108,636	$94,845	$320,114	$267,780

Cost of revenues:
Cost of net revenues	7,754	7,639	22,768	22,703
Amortization of acquired developed technology	744	405	2,232	1,043

Total cost of revenues	8,498	8,044	25,000	23,746

Gross profit	100,138	86,801	295,114	244,034

Operating expenses:
Sales and marketing	46,243	41,101	135,096	113,975
Research and development	24,697	21,316	73,552	67,898
General and administrative	9,337	9,177	31,306	27,454
Amortization of intangible assets	241	266	724	760
Write-off of acquired in-process technology	—	2,010	—	2,010

Total operating expenses	80,518	73,870	240,678	212,097

Operating income	19,620	12,931	54,436	31,937

Other income (expense):
Interest income, net	1,550	939	3,604	2,671
Gain on investments	1,340	82	1,340	927
Other, net	(437)	(401)	(501)	(781)

Total other income	2,453	620	4,443	2,817

Income before income taxes	22,073	13,551	58,879	34,754
Provision for income taxes	(6,793)	(3,293)	(14,154)	(7,946)

Net income	$15,280	$10,258	$44,725	$26,808

Net income per common share:
Basic	$0.21	$0.16	$0.64	$0.42
Diluted	$0.20	$0.15	$0.59	$0.39
Weighted average common shares outstanding used in net income per common share calculation:
Basic	71,370	64,910	69,880	63,270
Diluted	77,640	70,430	75,250	68,760

See accompanying Notes to Condensed Consolidated Financial Statements.

MACROMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$44,725	$26,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,654	13,721
Acquired in-process research and development	—	2,010
Gain on investments and other	(3,008)	(927)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(16,692)	(7,767)
Prepaid expenses and other assets	(5,530)	(1,238)
Accounts payable and other liabilities	15,325	4,755
Accrued restructuring	(5,697)	(10,176)
Deferred revenues	11,834	2,167

Net cash provided by operating activities	55,611	29,353

Cash flows from investing activities:
Purchases of property and equipment, net of property and equipment acquired in a business combination	(59,481)	(23,048)
Cash provided (used) in business combinations net of cash acquired	(15,476)	10,279
Increase (decrease) in restricted cash related to acquisitions and other, net	13,769	(13,476)
Purchases of available-for-sale short-term investments	(191,712)	(219,321)
Proceeds from sales and maturities of available-for-sale short-term investments	132,875	160,182
Other, net	4,469	(1,344)

Net cash used in investing activities	(115,556)	(86,728)

Cash flows from financing activities:
Proceeds from issuance of common stock	63,094	46,067

Net cash provided by financing activities	63,094	46,067

Net increase (decrease) in cash and cash equivalents	3,149	(11,308)
Cash and cash equivalents, beginning of period	92,662	96,831

Cash and cash equivalents, end of period	$95,811	$85,523

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual consolidated financial statements. The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of Macromedia’s consolidated financial position, operating results and cash flows for the interim periods. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2004. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results for the fiscal year ending March 31, 2005 or any other future periods.

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In addition, revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, as applicable.

Revenues recognized from software licenses are recognized upon shipment provided that persuasive evidence of an arrangement exists, collection of the resulting receivables is deemed probable and the payment terms are fixed and determinable. The Company also maintains allowances for anticipated product returns and rebates to distributors. Revenues from consulting, training and other services are generally recognized as the services are performed. When software licenses are sold together with services, revenues are allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, maintenance, support and training.

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

For desktop software products, the Company offers limited complimentary 90-day technical support to end-user customers who have registered their products via e-mail or over the phone. This cost is included as part of the initial license fee charged to these customers. The Company has determined that the cost to provide this support is insignificant. In addition, no product updates are provided during this period. As a result, the Company does not defer any portion of the license fee related to this support.

Stock-Based Compensation. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock-based compensation to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Compensation costs are amortized on a straight-line basis over the expected service period, which is generally the vesting period of the stock-based awards.

Pursuant to SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, the Company is required to disclose the pro forma effects of stock-based compensation on net income and net income per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share during the periods indicated below would have been (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income as reported	$15,280	$10,258	$44,725	$26,808
Stock-based compensation costs, net of taxes of $0, that would have been included in the determination of net income had the fair value-based method been applied to all awards	(7,365)	(26,734)	(37,221)	(88,805)

Pro forma net income (loss)	$7,915	$(16,476)	$7,504	$(61,997)

Basic net income (loss) per common share:
As reported	$0.21	$0.16	$0.64	$0.42
Pro forma	$0.11	$(0.25)	$0.11	$(0.98)
Diluted net income (loss) per common share:
As reported	$0.20	$0.15	$0.59	$0.39
Pro forma	$0.10	$(0.25)	$0.10	$(0.98)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of the Company’s stock options granted under its stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for grants during the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Weighted average risk free rate – stock option plans	3.56%	2.74%	3.54%	2.54%
Weighted average risk free rate – ESPP	1.90%	1.43%	1.90%	1.43%
Expected life of stock options (years)	4.5	3.5	4.5	3.5
Expected life of ESPP (years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility – stock option plans	72%	84%	75%	84%
Expected volatility – ESPP	59%	82%	59%	82%
Expected dividend yield	0%	0%	0%	0%

Using the Black-Scholes option-pricing model and the above assumptions, the weighted average fair value of Macromedia stock options granted during the three months ended December 31, 2004 and 2003 was $17.31 and $11.08, respectively. The weighted average fair value of Macromedia stock options granted during the nine months ended December 31, 2004 and 2003 was $12.93 and $10.98, respectively. In periods in which employees enroll in the Company’s Employee Stock Purchase Plans (“ESPPs”), the fair value of shares to be issued under these ESPPs is also calculated. Employees are only allowed to enroll in the Company’s 2003 Employee Stock Purchase Plan in February and August. During the three months ended December 31, 2004 and 2003, there was no new enrollment in any of the Company’s ESPPs. During the nine months ended December 31, 2004 and 2003, the weighted average fair value of purchase rights granted under the ESPPs was $7.84 and $8.52 per right, respectively.

Other Significant Accounting Policies. For all other significant accounting policies, please refer to the Company’s Form 10-K for the year ended March 31, 2004.

3. Business Combinations

eHelp Corporation—In December 2003, the Company acquired all of the outstanding stock of privately-held eHelp Corporation (“eHelp”), a provider of rich media help authoring software applications. The purchase price of eHelp was $66.2 million. In the nine months ended December 31, 2004, the current portion of Restricted cash was reduced by cash payments to the former eHelp shareholders of $12.0 million following the resolution of certain indemnification obligations of eHelp. As of December 31, 2004, the Company has a remaining Restricted cash balance of $2.5 million related to this acquisition payable in cash, subject to certain remaining indemnification obligations of eHelp. The acquisition was recorded using the purchase method of accounting. The results of eHelp’s operations have been combined with those of the Company from the date of acquisition.

During the three months ended December 31, 2004, the Company reduced the amount of certain estimated liabilities which were recorded during the purchase price allocation period for the Company’s acquisition of eHelp based on the availability of recent information. The decrease in the estimate of these liabilities occurred in a period subsequent to the closing of the purchase price allocation period and therefore resulted in a $1.7 million reduction in General and administrative expenses and a corresponding increase in goodwill.

Other—Related to a business combination completed in fiscal year 2003, payments of earnout provisions approximating $2.6 million for the achievement of certain business objectives were made through the nine months ended December 31, 2004. There are no further earnout provisions relating to this business combination.

4. Purchase of Land and Building

In April 2004, the Company completed its purchase of an office building and land in San Francisco, California, funding the remaining $37.7 million of the $40.4 million purchase price. The Company began occupying this building in January 2005, which will serve as the Company’s corporate headquarters effective April 1, 2005. Costs related to preparing the building for occupancy and the property taxes, insurance and other maintenance costs related to the property incurred through December 31, 2004 have been capitalized in Property and equipment, net and are included as part of the building’s carrying value. The carrying value of the building was reduced by $3.5 million received from a former tenant who paid a lease termination fee in June 2004. At December 31, 2004, total costs capitalized related to this building and included in Construction in process were $48.3 million.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Restructuring

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

Accrued restructuring balances and net cash payments recorded during the nine months ended December 31, 2004 were as follows (in thousands):

Accrued restructuring, at March 31, 2004	$18,591
Net cash payments	(5,696)

Accrued restructuring, at December 31, 2004	12,895
Less: Accrued restructuring, current	(5,346)

Accrued restructuring, non-current	$7,549

The Company expects to make future facility rent payments, net of estimated sublease income, on its contractual lease obligations for these facilities through the end of each obligation. These net payments will be recorded as a reduction to the Company’s restructuring accrual. As of December 31, 2004, the restructuring accrual balance represented the contractual and estimated lease obligation and related facility costs of seven remaining facilities as well as estimated demise and tenant improvement costs to sublease these facilities, net of estimated sublease income. As of December 31, 2004, future minimum gross lease obligations for the Company’s restructured facilities extending through June 2010 amounted to $58.6 million, which will be offset by future sublease income of $33.8 million, to be received under existing contractual sublease agreements, and $11.9 million estimated to be received from future sublease arrangements.

6. Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. At December 31, 2004, the net notional amount of forward contracts outstanding in U.S. Dollars using the spot exchange rates in effect at December 31, 2004 amounted to $99.3 million. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates.

Cash Flow Hedging. The Company designates and documents foreign exchange forward contracts related to forecasted transactions as cash flow hedges and applies hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted net revenues or expenses, with the effective portion of the fair value of the hedges recorded in Accumulated other comprehensive income (“AOCI”). The Company records any ineffective portion of the hedging instruments in Other income (expense) on its Condensed Consolidated Statements of Income, which was not material during the three and nine months ended December 31, 2004 and 2003. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from AOCI to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to Other income (expense) at that time. All values reported in AOCI at December 31, 2004 will be reclassified to operations in twelve months or less. At December 31, 2004, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

The following table depicts cash flow hedge accounting activity as a component of AOCI in the nine months ended December 31, 2004 (in thousands):

AOCI at March 31, 2004 related to hedging activity (unrealized gain)	$168
Net unrealized loss on cash flow hedges	(3,794)
Reclassifications to net revenues	125
Reclassifications to operating expenses	(148)

AOCI at December 31, 2004 related to hedging activity (unrealized loss)	$(3,649)

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Balance Sheet Hedging. The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of Other income (expense) on its Condensed Consolidated Statements of Income. These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At December 31, 2004, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

7. Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on short-term investments classified as available-for-sale and unrealized gains and losses associated with the Company’s cash flow hedges. The following table sets forth the calculation of comprehensive income, net of tax (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income	$15,280	$10,258	$44,725	$26,808
Unrealized losses on short-term investments, net of tax of $0	(458)	(213)	(1,383)	(228)
Unrealized losses from cash flow hedges, net of tax of $0	(3,505)	(56)	(3,817)	(567)

Comprehensive income	$11,317	$9,989	$39,525	$26,013

8. Gain on Investments

Historically, the Company has held investments in certain companies. Gain on investment includes gains on investments in publicly-traded and privately-held companies. During the three months ended December 31, 2003, the Company sold its remaining shares of common stock held in a publicly-traded company and received net proceeds of $0.7 million. During the nine months ended December 31, 2003, the Company also received cash of $0.1 million from one of its investments in a privately-held company. These investments in publicly-traded and privately-held companies had been previously written off in accordance with the Company’s accounting policy for the treatment of Investments (refer to the Company’s Form 10-K for the year ended March 31, 2004). At December 31, 2004, the Company no longer holds any available-for-sale investments in the common stock of publicly-traded companies, but it retains equity interests in several privately-held companies for which no carrying value was recorded on its Condensed Consolidated Balance Sheet.

During the three months ended December 31, 2004, the Company recorded a $1.4 million gain related to the fair value of a warrant received from a privately-held company. In December 2004, the Company received a warrant exercisable into 1.2 million shares of preferred stock following the recapitalization of this privately-held company in which the Company also holds an investment accounted for under the equity method. These warrants have an exercise price of $3.21 and are exercisable through January 1, 2010 for preferred shares of this company. The Company’s original investment in this entity has a recorded carrying value of zero, resulting from the recognition of its share of the cumulative losses incurred during the Company’s period of ownership. The warrants are being accounted for in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and were valued using the Black-Scholes pricing model. Assumptions used in the calculation of the fair value of the warrant were as follows: a five year expected life; volatility of 77%, a risk-free interest rate of 3.58%, and a dividend rate of zero. The fair value calculated using the Black-Scholes pricing model was then reduced to reflect certain limitations on the warrant including a lack of marketability. In accordance with SFAS No. 133, the Company will be required to revalue the warrant each quarter, reflecting adjustments to fair value, if any, in Gain on investments with a corresponding adjustment to Other assets.

9. Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and the Company’s ESPPs. During the nine months ended December 31, 2004, employees purchased 231,000 shares of common stock for $3.7 million under the Company’s 2003 ESPP.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Numerator:
Net income	$15,280	$10,258	$44,725	$26,808

Denominator:
Basic weighted average number of common shares outstanding	71,370	64,910	69,880	63,270
Effect of dilutive potential common shares resulting from stock options and ESPP shares	6,270	5,520	5,370	5,490

Diluted weighted average number of common shares outstanding	77,640	70,430	75,250	68,760

Basic net income per common share	$0.21	$0.16	$0.64	$0.42

Diluted net income per common share	$0.20	$0.15	$0.59	$0.39

The table below presents stock options that are excluded from the diluted net income per common share calculation because the exercise prices of the options were greater than the average market price of the Company’s common stock and, therefore, their effects on diluted net income per common share would be anti-dilutive (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Antidilutive options – weighted average shares	1,204	1,742	1,403	1,769
Weighted average exercise price of antidilutive options	$31.31	$29.06	$30.49	$28.88
Average fair value of the Company’s common stock during the period	$27.27	$21.15	$23.15	$20.52

For all periods presented, the Company had 1.8 million shares of its common stock, which were previously repurchased on the open market, classified as treasury stock. These shares are recorded at cost and are shown as a reduction of stockholders’ equity and excluded from the calculations of basic and diluted shares.

10. Commitments and Contingencies

Letters of Credit. The Company has obtained letters of credit from financial institutions totaling approximately $7.8 million as of December 31, 2004 and $9.4 million as of March 31, 2004, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Legal. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relation matters. As of the time of this Quarterly Report, the Company is party to certain pending litigation matters incidental to its business. In the judgment of the Company, none of these pending legal proceedings is material to the operations of the Company.

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

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other Commitment and Contingencies. Through its normal course of business, the Company has also entered into other indemnification agreements that arise in various types of arrangements, including those with financial institutions under banking arrangements. To date, the Company has not made any significant payments under such indemnification agreements. Accordingly, no amount has been accrued in the Company’s Condensed Consolidated Financial Statements with respect to these indemnification agreements.

11. Segment Reporting and Significant Customers

At December 31, 2004, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers both technical and non-technical individuals to create effective user experiences on the Internet.

The Company’s net product revenues are aligned in three main categories identified by the markets that they serve: Designer and Developer, Business User, and Consumer. In addition, Other is comprised of other miscellaneous revenues, including a portion of revenues related to training, consulting and technical support. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on net revenues and total operating expenses of the Software segment.

The following table sets forth net revenues by market during the three and nine months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net Revenues:
Designer and Developer	$85,947	$85,104	$257,498	$238,429
Business User	14,938	5,627	37,214	13,175
Consumer	5,873	1,639	20,549	10,050
Other	1,878	2,475	4,853	6,126

Total	$108,636	$94,845	$320,114	$267,780

Distributors accounted for a significant portion of the Company’s net revenues and accounts receivable balance and comprise several individually large accounts. The following table sets forth the information about the Company’s two most significant distributors:

	% of Net Revenues				% of Gross Accounts Receivable
	Three Months Ended December 31,		Nine Months Ended December 31,		December 31, 2004	March 31, 2004
	2004	2003	2004	2003
Distributor:
Ingram Micro, Inc.	19%	21%	21%	22%	16%	19%
Tech Data Corporation	13%	10%	13%	12%	10%	14%

12. Cumulative Adjustment to Provision for Income Taxes and Income Taxes Payable

During the third quarter of fiscal year 2005, the Company determined that certain foreign currency-denominated tax liabilities and assets in prior periods had not been properly remeasured in U.S. Dollars in accordance with the Company’s foreign currency remeasurement policies. As a result, our provision for income taxes for the three and nine months ended December 31, 2004 reflects $3.0 million resulting from the remeasurement of our net foreign-currency denominated tax liabilities to U.S. dollars at exchange rates as of December 31, 2004. The cumulative understatement of the provision for income taxes for periods prior to the three months ended December 31, 2004 totaled approximately $1.9 million. The effect of the adjustment was not material to any period previously presented or to the nine months ended December 31, 2004 nor does the Company believe that the amount will be material to the fiscal year ending March 31, 2005 . To correct this error, the Company recorded the cumulative $1.9 million as an increase in the provision for income taxes in the Condensed Consolidated Statement of Income for the three and nine months ended December 31, 2004 and a corresponding $1.9 million increase in income taxes payable in the Condensed Consolidated Balance Sheet as of December 31, 2004. Diluted earnings per share decreased by $0.02 and $0.03 in the three and nine months ended December 31, 2004, respectively, as a result of this adjustment.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. In December 2004, the FASB determined that it will reconsider in its entirety EITF No. 03-01 and all other guidance on disclosing, measuring, and recognizing other-than-temporary impairments of debt and equity securities. The Company will evaluate the impact EITF No. 03-01 will have on its Consolidated Financial Statements once final guidance is issued.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”) which requires companies to recognize in the Consolidated Statement of Income the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005 (the quarter ended September 30, 2005 for Macromedia, Inc.). Companies adopting the new requirements are likely to re-examine their valuation methods and the support for the assumptions that underlie the valuation of the awards. Many are also likely to carefully examine their share based payment programs. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. It carries forward prior guidance on accounting for awards to nonemployees. The Company is currently evaluating the method of adoption and the impact that SFAS No. 123R will have on its Consolidated Financial Statements.

In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (“FSP No. 109-1”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for the Company in its fiscal year 2006. The FASB’s guidance is not expected to have a material impact to the Company’s financial results.

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (“FSP No. 109-2”) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act and shall complete its evaluation once guidance has been issued by the Treasury Department on the repatriation provision, which is expected sometime in 2005. The Company is considering repatriating an amount ranging from $0-$70 million in the year ending March 31, 2006. The additional income tax expense resulting from the repatriation would be between $0-$4.0 million.

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

Designers and Developers	Business Users	Consumers
Macromedia Studio MX	Macromedia Contribute	Macromedia Flash Lite
Macromedia Dreamweaver MX	Macromedia Breeze
Macromedia Flash MX	Macromedia Captivate
Macromedia Fireworks MX
Macromedia FreeHand MX
Macromedia Director MX
Macromedia RoboHelp
Macromedia Authorware
Macromedia ColdFusion MX
Macromedia JRun
Macromedia Flex
Macromedia Shockwave Player
Macromedia Flash Player

Financial Highlights for the Three and Nine Months Ended December 31, 2004

•	Our net revenues for the three months ended December 31, 2004 were $108.6 million, representing a 15% increase from net revenues of $94.8 million from the same period last year. This increase reflects revenue growth in each of the three markets we serve, and particularly strong results in our new businesses focused on the Business User and Consumer markets which when combined grew to represent 19% of total net revenues in the three months ended December 31, 2004 as compared to 8% in the same period last year.

•	Our net income increased by 49% from $10.3 million in the three months ended December 31, 2003 to $15.3 million in the three months ended December 31, 2004, driven primarily by the growth in our net revenues during this period and our operating results. Operating expenses increased by $6.6 million in the three months ended December 31, 2004, or 9%, as compared to the same period in fiscal year 2004 as we added sales and sales support personnel and grew sales and marketing and general and administrative expenses to support the growth in our business. In addition, net income in the three and nine months ended December 31, 2004 reflects the operating results of eHelp Corporation “(“eHelp”) following our acquisition in December 2003.

•	We generated $55.6 million in cash from operating activities during the nine months ended December 31, 2004, compared to $29.4 million during the same period of fiscal year 2004. Significant non-operating uses of cash in the nine months ended December 31, 2004 included the purchase of property, equipment, land and buildings of $59.5 million and $58.8 million for the net purchase of available-for-sale securities. Cash provided by the issuance of the Company’s common stock upon the exercise of employee stock options and the purchase of shares of the Company’s common stock under Macromedia’s 2003 Employee Stock Purchase Plan was $63.1 million. At December 31, 2004, our cash, cash equivalents and short-term available-for-sale investments totaled $340.9 million.

Throughout the three and nine months ended December 31, 2004 and 2003, we operated in one business segment, the Software segment.

Results of Operations

Net Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
(In millions, except percentages)	2004	2003	% Change	2004	2003	% Change
Net revenues	$108.6	$94.8	15%	$320.1	$267.8	20%

Net revenues are comprised primarily of license fees, as well as revenues from maintenance, training, consulting, technical and other support services. Fluctuations in net revenues can be attributed to changes in product and customer mix, general trends in Information Technology (“IT”) spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues period to period as new products and versions are released

Net Revenues by Market

	Three Months Ended December 31,					Nine Months Ended December 31,
	2004		2003			2004		2003
(In millions, except percentages)	$	%	$	%	% Change	$	%	$	%	% Change
Designers and Developers	$85.9	79%	$85.1	90%	1%	$257.5	80%	$238.4	89%	8%
Business Users	14.9	14	5.6	6	166	37.2	12	13.2	5	182
Consumers	5.9	5	1.6	2	269	20.5	6	10.1	4	103
Other	1.9	2	2.5	2	(24)	4.9	2	6.1	2	(20)

Net Revenues	$108.6	100%	$94.8	100%	15	$320.1	100%	$267.8	100%	20

Net revenues increased 15% during the three months ended December 31, 2004 from the same period of last year. The increase in net revenues reflects increased sales in all three markets as follows:

•	Net revenues from our Business Users increased 166%, or $9.3 million, during the three months ended December 31, 2004 as compared to the same period of the prior fiscal year, due primarily to direct sales of Breeze to corporate and educational customers as well as an increase in sales of the Captivate product, acquired from eHelp, following the introduction of a product version upgrade during the current quarter.

•	Net revenues from Consumers increased 269%, or $4.3 million, during the three months ended December 31, 2004 as compared to the same period of the prior fiscal year reflecting increased royalty revenues under new and existing license agreements.

•	Net revenues from Designer and Developer products increased 1%, or $0.8 million, during the three months ended December 31, 2004 as compared to the same period of the prior fiscal year, primarily reflecting an increase in net revenues resulting from sales of the RoboHelp product acquired from eHelp and service fees associated with the distribution of our Shockwave Player. Partially offsetting these increases in our Designer and Developer product net revenues was a decrease in sales of our Studio MX 2004 products in the three months ended December 31, 2004 as compared to the same period in fiscal year 2004.

Net revenues increased 20% during the nine months ended December 31, 2004 from the same period last year. The increase in net revenues reflects increased sales in all three markets as follows:

•	Net revenues from our Business Users increased 182%, or $24.0 million, during the nine months ended December 31, 2004 as compared to the same period of the prior fiscal year, primarily driven by the success of our direct sales teams in selling Breeze to corporate and educational customers as well as an increase in sales of the Captivate product. Sales to Business Users comprised 12% of net revenues during the nine months ended December 31, 2004 as compared to 5% during the nine months ended December 31, 2003.

•	Net revenues from Designer and Developer products increased 8%, or $19.1 million, during the nine months ended December 31, 2004 as compared to the same period of the prior fiscal year, reflecting sales of the RoboHelp product acquired from eHelp, service fees associated with the distribution of our Shockwave Player, and sales of our Studio MX 2004 products. Partially offsetting these increases in our Designer and Developer product net revenues was a decrease in net revenues from our JRun server product.

•	Net revenues from our Consumer products increased 103%, or $10.4 million, during the nine months ended December 31, 2004 as compared to the same period of the prior fiscal year, reflecting new licensing arrangements with several mobile handset and consumer device manufacturers in Asia Pacific as well as increased royalties and support revenues from existing licensees.

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

Net Revenues by Geography:

	Three Months Ended December 31,					Nine Months Ended December 31,
	2004		2003			2004		2003
	(In millions, except percentages)
					% Change					% Change
North America	$56.0	52%	$50.3	53%	11%	$175.6	55%	$150.6	56%	17%

International:
Europe	31.2	29%	26.9	28%	16%	79.3	25%	67.0	25%	18%
Asia Pacific and Other	21.4	19%	17.6	19%	22%	65.2	20%	50.2	19%	30%

Total International	52.6	48%	44.5	47%	18%	144.5	45%	117.2	44%	23%

Net revenues	$108.6	100%	$94.8	100%	15%	$320.1	100%	$267.8	100%	20%

North American net revenues increased by 11% and 17% during the three and nine months ended December 31, 2004, respectively, compared to the same periods of last year, reflecting the increase in net revenues from products marketed to Business Users, primarily our Breeze and Captivate products, combined with sales of the RoboHelp product acquired from eHelp and service fees from the distribution of our Shockwave Player offset by a decrease in sales of our MX Studio products.

International net revenues increased by 18% and 23% during the three and nine months ended December 31, 2004, respectively, compared to the same periods last year and are primarily due to the increase in net revenues from our Business products in Europe and our Consumer products in Asia Pacific and Other. In addition, international revenues were also favorably impacted by strengthening foreign currencies against the U.S. Dollar. The strengthening of foreign currencies relative to the U.S. dollar during the three and nine months ended December 31, 2004 as compared to the same period last year had a favorable impact on operating income of approximately $2.3 million and $7.0 million, respectively. Had exchange rates during the three and nine months ended December 31, 2003 been in effect during the three and nine months ended December 31, 2004, translated international net revenues billed in local currencies would have been $3.1 million and $9.8 million lower and operating expenses would have been $0.8 million and $2.8 million lower, respectively.

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

Cost of Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
	(In millions, except percentages)
Cost of net revenues	$7.8	$7.6	3%	$22.8	$22.7	—%
Amortization of acquired developed technology	0.7	0.4	75	2.2	1.0	120

Total cost of revenues	$8.5	$8.0	6%	$25.0	$23.7	5%

Cost of net revenues as a % of total net revenue	7%	8%	(13)%	7%	8%	(13)%

Cost of net revenues includes costs incurred in providing training, technical support and professional services to customers and business partners, royalties paid to third parties for the licensing of developed technology, product assembly and distribution costs cost of materials and costs to translate and localize our software into various foreign languages.

Cost of net revenues for the three months ended December 31, 2004 and 2003 was 7% and 8% of net revenues, respectively. The 3% increase in cost of net revenues during the three months ended December 31, 2004 as compared to the same period last year resulted from additional costs to provide technical support and professional services to customers and business partners. This increase was partially offset by lower costs incurred from eliminating the outsourcing of our e-commerce operations to a third party and lower costs for royalties paid to third parties for the licensing of developed technology in the three months ended December 31, 2004 as compared to the same period in fiscal year 2004.

Cost of net revenues for the nine months ended December 31, 2004 and 2003 was 7% and 8% of net revenues, respectively. There was no significant change in the cost of net revenues during the nine months ended December 31, 2004 as compared to the same period last year. Additional costs to provide technical support and professional services to customers and business partners were largely offset by lower costs incurred from eliminating the outsourcing of our e-commerce operations to a third party and lower product-related costs due to an increase in volume and OEM revenues in the nine months ended December 31, 2004 as compared to the same period in fiscal year 2004.

Amortization of acquired developed technology from acquisitions increased to $0.7 million during the three months ended December 31, 2004 as compared to $0.4 million in the same period last year. During the nine months ended December 31, 2004 and 2003, amortization of acquired developed technology was $2.2 million and $1.0 million, respectively. The increase was mainly due to the amortization of acquired technology resulting from our eHelp acquisition which took place in the third quarter of fiscal year 2004. At December 31, 2004, the net balance of acquired developed technology was $7.9 million.

In the future, cost of revenues as a percentage of net revenues may be impacted by, among other things, the mix of product sales, royalty rates for licensed technology and the geographic distribution of sales.

Operating Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
	(In millions, except percentages)
Sales and marketing	$46.2	$41.1	12%	$135.1	$114.0	19%
Research and development	24.7	21.3	16	73.6	67.9	8
General and administrative	9.3	9.2	1	31.3	27.4	14
Amortization of intangible assets	0.3	0.3	—	0.7	0.8	(13)
Write-off of acquired in-process technology	—	2.0	(100)	—	2.0	(100)

Total operating expenses	$80.5	$73.9	9	$240.7	$212.1	13

Selected Operating Expense Categories as a Percent of Net Revenues

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Sales and marketing	43%	43%	42%	43%
Research and development	23	22	23	25
General and administrative	9	10	10	10

Sales and Marketing. Sales and marketing expenses consist primarily of the following: compensation and benefits, marketing and advertising expenses, activities which support product launches and direct sales efforts, including travel, and allocated expenses for our facilities and IT infrastructure to support marketing activities.

Sales and marketing expenses increased to $46.2 million during the three months ended December 31, 2004, as compared to $41.1 million for the same period last year and remained flat as a percentage of revenues. The increased spending primarily resulted from a $7.4 million increase in compensation and other employee-related expense in the three months ended December 31, 2004 as compared to the same period in fiscal year 2004. The increase in compensation and other employee-related expense is due to an increase in headcount as we expanded our direct sales force to broaden our reach into the Business User and Consumer markets, combined with higher variable compensation related to increased net revenues.

Sales and marketing expenses increased to $135.1 million during the nine months ended December 31, 2004, as compared to $114.0 million for the same period last year and decreased as a percentage of revenues. The increased spending primarily resulted from an increase in compensation and other employee-related expenses, which increased by $17.8 million in the nine months ended December 31, 2004 as compared to the same period in fiscal year 2004. The increase in compensation and other employee-related expense is due to an increase in headcount as we expanded our direct sales force to broaden our reach into the Business User and Consumer markets, combined with higher variable compensation related to increased net revenues. Increased spending also resulted from recruiting and relocation expenses related to an increase in personnel.

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

Research and development expenses increased to $24.7 million during the three months ended December 31, 2004 as compared to $21.3 million for the same period last year. Compensation and other employee-related expenses increased by $2.6 million in the three months ended December 31, 2004 as compared to the same period last year due to higher average headcount in the current period, reflecting the acquisition of eHelp and investments in new product development.

Research and development expenses increased to $73.6 million during the nine months ended December 31, 2004 as compared to $67.9 million for the same period last year. Compensation and other employee-related expenses increased by $4.2 million in the nine months ended December 31, 2004 as compared to the same period last year due to higher average headcount in the current period, reflecting the acquisition of eHelp and investment in new product development. This increase in compensation and other-employee-related expenses is net of a decrease in temporary labor spending of $1.8 million associated with significant product launches during fiscal year 2004.

During fiscal year 2004, we released version upgrades to our MX family of products as well as introduced new products. During fiscal year 2005, we have released enhancements of certain products, including updates to our Breeze and Flash Lite products in the first quarter, a version upgrade of Contribute in the second quarter and a version upgrade of Captivate in the third quarter. We anticipate continuing to invest significant resources into research and development activities in order to develop new products and technologies and to enhance the technology in our existing products.

General and Administrative. General and administrative expenses consist primarily of compensation and benefits, fees for professional services and allocated expenses for our facilities and IT infrastructure to support general and administrative activities.

General and administrative expenses increased to $9.3 million during the three months ended December 31, 2004 as compared to $9.2 million for the same period last year. Compensation and other employee-related expenses increased $1.3 million in the three months ended December 31, 2004 as compared to the same period last year resulting from an increase in headcount to expand our infrastructure in order to support our business growth. This increase was offset by a reduction in the estimated amount of certain liabilities assumed in our acquisition of eHelp which resulted in a $1.7 million reduction in General and administrative expenses. The decrease in the estimate of these liabilities occurred in a period subsequent to the closing of the purchase price allocation period and therefore resulted in this reduction to General and administrative expenses and a corresponding increase in goodwill.

General and administrative expenses increased to $31.3 million during the nine months ended December 31, 2004 as compared to $27.4 million for the same period last year. Compensation and other employee-related expenses increased $4.3 million in the nine months ended December 31, 2004 as compared to the same period last year resulting from an increase in headcount to expand our infrastructure in order to support anticipated business growth.

We anticipate that general and administrative expenses in the near future will continue to include costs to comply with the Sarbanes-Oxley Act of 2002 and newly proposed and enacted rules and regulations of the Securities and Exchange Commission (“SEC”). These rules impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act, including the section 404 rules governing the certification of our internal controls by our independent registered public accounting firm and any new rules promulgated by the SEC or NASDAQ stock market, we have retained additional full-time and temporary personnel and are utilizing additional outside legal, accounting and other advisory services. Should the actual cost of compliance materially exceed amounts currently estimated by management, such additional costs could materially increase our operating expenses and adversely affect our results of operations.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million for the three months ended December 31, 2004 consistent with the amount recorded in the same period last year. Amortization of intangible assets decreased to $0.7 million for the nine months ended December 31, 2004, as compared to $0.8 million for the same period last year. An increase in amortization expense related to acquired tradenames and the customer list from our eHelp acquisition in December 2003 was partially offset by the completion in the fourth quarter of fiscal year 2004 of the amortization of intangible assets related to our acquisition of Allaire Corporation in fiscal year 2001. At December 31, 2004, Other intangible assets, excluding Acquired developed technology, had a net book value of $2.3 million.

Other Income (Expense)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(In millions)
Interest income, net	$1.6	$0.9	$3.6	$2.7
Gain on investments	1.3	0.1	1.3	0.9
Other, net	(0.4)	(0.4)	(0.5)	(0.8)

Total other income	$2.5	$0.6	$4.4	$2.8

Interest Income, net. Interest income consists primarily of interest earned on interest-bearing cash, cash equivalents and available-for-sale short-term investments. Interest income was $1.6 million and $3.6 million during the three and nine months ended December 31, 2004, respectively, compared to $0.9 million and $2.7 million during the same periods last year. The increase in our interest income during the three and nine months ended December 31, 2004 is primarily due to higher average balances of cash, cash equivalents and short-term investments and higher interest rates in fiscal year 2005 as compared to fiscal year 2004. At December 31, 2004, the Company’s available-for-sale investment portfolio continues to be comprised of high quality fixed income securities with maturities not exceeding three years.

Gain on Investments. Historically, we have held investments in certain companies. Gain on investment includes gains on investments in publicly-traded and privately-held companies. During the three months ended December 31, 2003, we sold our remaining shares of common stock held in a publicly-traded company and received net proceeds of $0.7 million. During the nine months ended December 31, 2003, we also received cash of $0.1 million from one of our investments in a privately-held company. These investments in publicly-traded and privately-held companies had been previously written off in accordance with our accounting policy for the treatment of Investments (refer to our Form 10-K for the year ended March 31, 2004). At December 31, 2004, we no longer held any available-for-sale investments in the common stock of publicly-traded companies, but we retain equity interests in several privately-held companies for which no carrying value was recorded on our Condensed Consolidated Balance Sheet.

In the three months ended December 31, 2004, a $1.4 million gain related to the fair value of a warrant received from a privately-held company was recorded. In December 2004, we received a warrant exercisable into 1.2 million shares of preferred stock following the recapitalization of this company in which we also hold an original investment accounted for under the equity method. These warrants have an exercise price of $3.21 and are exercisable through January 1, 2010. Our investment in this company has a recorded carrying value of zero, resulting from the recognition of our share of the cumulative losses incurred during our period of ownership. The warrants are being accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities and were valued using the Black Scholes pricing model. In accordance with SFAS No. 133, we will be required to revalue the warrant each quarter, reflecting adjustments to fair value, if any, in Gain on investment with a corresponding adjustment to Other Assets.

Other, net. Other, net, consists primarily of foreign currency transaction gains and losses, investment management fees and other non-operating transactions not separately disclosed.

Provision for Income Taxes. We recorded a provision for income taxes of $6.8 million and $3.3 million for the three months ended December 31, 2004 and 2003, respectively, and $14.2 million and $7.9 million for the nine months ended December 31, 2004 and 2003, respectively. Current taxes are primarily due to taxable income in foreign jurisdictions where we operate, and the effect of net operating loss carryforwards associated with business combinations accounted for under the purchase method which are recorded as a reduction to our goodwill balance instead of a reduction to income tax expense. Our tax expense for the three and nine months ended December 31, 2004 reflects $3.0 million resulting from the remeasurement of our net foreign-currency denominated tax liabilities to U.S. dollars at exchange rates as of December 31, 2004. This component of our income tax expense also included the cumulative impact changes in exchange rates had on certain foreign currency-denominated tax liabilities for periods prior to October 1, 2004 totaling approximately $1.9 million which we do not believe is material to any period as previously presented or to the nine months ended December 31, 2004. Deferred taxes are primarily due to a change in deferred tax assets, net of a valuation allowance. A deferred tax asset valuation allowance has been established and is determined by assessing whether it is more likely than not the Company will realize the tax benefits of its deferred tax assets in the future.

At December 31, 2004, we had available federal and state net operating loss carryforwards of approximately $560 million and $459 million, respectively. We also had unused research credit carryforwards of approximately $29 million and $26 million for federal and California income tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire in fiscal years 2005 through 2025. The California research credits may be carried forward indefinitely.

Forward Looking Activities. During the fourth quarter of Fiscal year 2005, the Company expects to incur restructuring expenses of $15 million to $20 million related to exiting leased facilities as occupancy of the Company’s future corporate headquarters is completed. We will account for these activities under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Liquidity and Capital Resources

At December 31, 2004, we had cash, cash equivalents, and short-term investments of $340.9 million, a 21% increase from the March 31, 2004 balance of $282.7 million. Net working capital was $286.4 million at December 31, 2004, a 20% increase from the March 31, 2004 balance of $237.8 million. The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended December 31,
	2004	2003
	(In millions)
Net cash flows provided by (used in):
Operating activities	$55.6	$29.4
Investing activities	(115.6)	(86.7)
Financing activities	63.1	46.0

Net increase (decrease)	$3.1	$(11.3)

Cash provided by operating activities during the nine months ended December 31, 2004 was $55.6 million, as compared to $29.4 million for the same period last year. During the nine months ended December 31, 2004, cash provided by operating activities resulted primarily from adjusting our net income of $44.7 million for non-cash depreciation and amortization expense of $14.7 million, and from an increase in our accounts payable and other liabilities balances of $15.3 million partially offset by an increase in our accounts receivable, net balance of $16.7 million. Cash provided by operating activities during the nine months ended December 31, 2003 resulted primarily from adjusting our net income of $26.8 million for non-cash depreciation and amortization expense of $13.7 million, partially offset by increases in accounts receivable of $7.8 million and decreases in accrued restructuring of $10.2 million.

Cash used in investing activities for the nine months ended December 31, 2004 was $115.6 million, as compared to cash used in investing activities of $86.7 million during the same period last year. During the nine months ended December 31, 2004, cash used in investing activities was primarily due to the purchase of property and equipment of $59.5 million, including the purchase of land and a building, and the net purchases of available-for-sale securities of $58.8 million. In April 2004, we completed the purchase of our future corporate headquarters for $37.7 million. Following the close of our purchase, we received a $3.5 million termination fee from a former tenant. Cash used in investing activities for the nine months ended December 31, 2003 was $86.7 million, primarily due to net purchases of available-for-sale short-term investments of $59.1 million and property and equipment of $23.0 million. We anticipate spending $10.0 million to $20.0 million on capital expenditures during the remainder of the current fiscal year, including the build-out of our future corporate headquarters building in San Francisco, California. We expect to utilize cash from operations and existing cash, cash equivalents and short-term investments to fund these investing activities.

Cash provided by financing activities during the nine months ended December 31, 2004 was $63.1 million, as compared to $46.0 million during the same period last year. Cash provided by financing activities was due to proceeds received from the exercise of common stock options and the purchase of shares of our common stock under our employee stock purchase plans. Our liquidity and capital resources in any period could be impacted by cash proceeds upon exercise of stock options and securities reserved for future issuance under our stock option plans, as well as the purchase of shares of our common stock under employee stock purchase plans.

We expect that for the foreseeable future our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least December 31, 2005. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks of product returns; risks associated with investment in international sales operations; our ability to successfully contain our costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations.”

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At December 31, 2004, the net notional amount of forward contracts outstanding amounted to $99.3 million (see “Item 3—Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Other Matters Affecting Liquidity and Capital Resources

Contractual Obligations

We have summarized our significant financial contractual obligations as of March 31, 2004 in our Annual Report on Form 10-K for the year ended March 31, 2004. There have been no subsequent material changes to our contractual obligations from that date with the exception of the purchase of our future corporate headquarters building completed in the first quarter of fiscal year 2005.

Other Commitments

Letters of Credit— We obtained letters of credit from financial institutions totaling $7.8 million as of December 31, 2004, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Off-Balance-Sheet Arrangements

We do not have off-balance-sheet arrangements with unconsolidated entities or with related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. As of December 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock-Based Compensation Plans

Common Stock to Be Issued. At December 31, 2004, the Company had the following common shares available for future issuance upon the exercise of options under the Company’s stock option plans (the “Macromedia Plans”) (including both outstanding option grants as well as options available for future grants), under previous non-plan stock option grants and under the Company’s Employee Stock Purchase Plan (“ESPP”) (in thousands):

Common Shares Available
Employee and director stock options under the Macromedia Plans	14,005
Non-plan employee stock options	1,631
ESPP	1,004

16,640

The following table summarizes the stock option activity during the nine months ended December 31, 2004 (shares in thousands):

	Number of Options	Weighted Average Exercise Price
Options outstanding as of March 31, 2004	17,209	$15.78
Granted	1,637	21.26
Exercised	(4,299)	13.82
Cancelled	(542)	18.59

Options outstanding as of December 31, 2004	14,005	$16.91

The following table summarizes information about Macromedia’s stock options outstanding as of December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.77 – $ 5.96	11	2.23	$3.45	11	$3.45
$ 6.75 – $ 9.63	1,453	7.06	7.89	574	7.89
$10.00 – $13.91	3,188	7.38	12.85	1,641	13.01
$14.20 – $16.66	3,524	5.31	15.84	3,404	15.86
$17.15 – $20.90	3,984	8.61	18.90	893	19.20
$21.41 – $29.19	1,592	6.53	26.63	1,039	27.14
$30.56 – $45.31	198	5.26	33.57	196	33.59
$49.94 – $99.98	55	5.58	76.64	51	74.82

	14,005	7.04	$16.91	7,809	$17.37

Employee Stock Purchase Plan. In July 2003, we adopted the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). In August 2004, employees purchased 231,000 shares of our common stock for an aggregate total of $3.7 million under the 2003 ESPP.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the application of GAAP requires management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates. In other instances, changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.

On an on-going basis, we evaluate our accounting estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates.” We have identified the following accounting processes which require the application of critical accounting estimates: sales returns reserve; allowance for doubtful accounts, restructuring accruals; and income taxes.

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

In addition to monitoring expected returns under stock rotation agreements, our channel management practices over our resellers are also intended to provide reasonable assurance that product inventory levels in the distribution channel, on a product-by-product basis, reflect anticipated demand for the respective products. In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our resellers in order to maintain inventory levels deemed by management to be appropriate. We generally provide a sales returns reserve to maintain channel inventory levels between four to six weeks of expected future sales by our first-tier and certain second tier resellers based on the criteria noted above. We make this estimate primarily based on channel inventory and sell-through information that we obtain principally from our first-tier resellers. At December 31, 2004, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

At December 31, 2004, our sales returns reserve totaled $4.5 million and included $0.7 million of requested and authorized returns by our resellers. During the three months ended December 31, 2004, product returns, consisting principally of stock rotation, totaled $1.9 million or 2% of net revenues, compared to the three months ended December 31, 2003 in which product returns, consisting principally of stock rotation for obsolete products, totaled $9.5 million or 10% of net revenues. The decrease in product returns reflects a decrease in inventory levels consistent with the stage of our product life cycles.

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

We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and reduce our reported net income. Our allowance for doubtful accounts amounted to $1.1 million, or 2% of gross accounts receivable, at December 31, 2004 and $1.9 million, or 4% of gross accounts receivable, at March 31, 2004. The reduction in the allowance for doubtful accounts at December 31, 2004 as compared to March 31, 2004 has resulted from the continued favorable collection history experienced by the Company.

Distributors account for a significant portion of our net revenues and accounts receivable balances and comprise several individually large accounts. One of these distributors represented 21% and 22% of consolidated net revenues during the nine months ended December 31, 2004 and 2003, respectively, and 16% and 19% of our gross accounts receivable balances at December 31, 2004 and March 31, 2004, respectively. A second distributor represented 13% and 12% of our consolidated net revenues during the nine months ended December 31, 2004 and 2003, respectively, and 10% and 14% of our gross accounts receivable at December 31, 2004 and March 31, 2004, respectively. If the credit exposure associated with a large distributor increased, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses on trade receivables related to any particular industry or geographic region.

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

Our restructuring expenses and accruals involved significant estimates made by management using the best information available at the time that the estimates were made. These estimates include: facility exit costs such as demise and lease termination costs; timing of future sublease occupancy; estimated sublease income based on expected future market conditions; and, any fees associated with our restructuring expenses, such as brokerage fees.

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, available market data, information from third party real estate brokers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control and include, among other things, future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts, Northern California, Bracknell, United Kingdom, and to a lesser extent, in Richardson, Texas and Minneapolis, Minnesota. In addition, our restructuring estimates for facilities could be materially and adversely impacted by the financial condition of sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our Condensed Consolidated Balance Sheet at December 31, 2004. Our actual expense may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual, which will impact our operating results in future periods.

As of December 31, 2004, our restructuring accrual balance was $12.9 million and included future minimum gross lease obligations for our restructured facilities extending through June 2010. The future minimum gross lease obligations related to these facilities amounted to $58.6 million, which will be offset by future sublease income of $33.8 million to be received under existing contractual sublease agreements, and $11.9 million to be received from estimated future sublease arrangements.

Estimated sublease income may be impacted by fluctuations in the demand in the commercial real estate markets where we have significant operating lease obligations, notably the Newton, Massachusetts commercial real estate market. Accrued restructuring costs related to the Newton lease represented 66% of our total restructuring accrual balance at December 31, 2004. Our Newton office space covers 348,000 square feet held under operating leases through June 2010, of which restructured facilities covers 262,000 square feet. Of the 262,000 square feet designated restructured space, we sublease 232,000 square feet to existing tenants, and 30,000 square feet is vacant and being marketed for sublease. Existing subleases covering 54,000 square feet will expire at various dates commencing in April of 2006. Should the Newton, Massachusetts commercial real estate market deteriorate, we may not be able to find acceptable tenants at the rates or timing consistent with what we used in estimating our restructuring accrual.

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

Recent Accounting Pronouncements

In March 2004, the FASB’s EITF reached a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In September 2004, the

FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. In December 2004, the FASB determined that it will reconsider in its entirety EITF 03-01 and all other guidance on disclosing, measuring, and recognizing other-than-temporary impairments of debt and equity securities.

We will evaluate the impact EITF 03-01 will have on our consolidated financial statements once final guidance is issued.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”) which requires us to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005 (the quarter ended September 30, 2005 for Macromedia, Inc.) and is effective for nonpublic companies for annual periods beginning after December 15, 2005. Companies adopting the new requirements are likely to reexamine their valuation methods and the support for the assumptions that underlie the valuation of the awards. Many are also likely to carefully examine their share-based-payment programs. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans. It carries forward prior guidance on accounting for awards to non-employees. We are currently evaluating the method of adoption and the impact that adopting SFAS No. 123R will have on our consolidated financial statements.

In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, (“FSP No. 109-1”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective in fiscal year 2006. The FASB’s guidance is not expected to have a material impact on our financial results.

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (“FSP No. 109-2”) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. We are currently evaluating the repatriation provisions of the Act and shall complete our evaluation once guidance has been issued by the Treasury Department on the repatriation provision, which is expected sometime in 2005. We are considering repatriating an amount ranging from $0-$70 million in the year ending March 31, 2006. The additional income tax expense resulting from the repatriation would be between $0-$4 million.

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

Our future operating results are difficult to predict and our future operating results and our stock price are subject to volatility—Our operating results for a particular period are extremely difficult to predict. Our net revenues depend significantly on general domestic and global economic conditions and the demand for software products in the markets in which we compete. Uncertainty about future economic conditions makes it difficult to forecast operating results and any delays or reductions in information technology spending could result in a material and adverse effect on our operations. Our revenues may grow at a slower rate than experienced in previous periods and, in particular periods, may decline. We have also experienced variability in revenue trends during past quarters, noting an increase in sales bookings in the last month of each quarter resulting from increased direct sales activities. Our efforts to manage our operating expenses may hinder our ability to achieve growth in our business and revenues. Any shortfall in revenues or results of operations from levels expected by securities analysts, general declines in economic conditions, or significant reductions in spending by our customers, could have an immediate and materially adverse effect on the trading price of our common stock in any given period. In addition to factors specific to us, changes in analysts’ earnings estimates for us or our industry and factors affecting the corporate environment, our industry, or the securities markets in general may result in significant volatility in the trading price of our common stock.

If our product and version releases are not successful, our results of operations could be materially and adversely affected—A substantial portion of our revenues is derived from license sales of new software products and new versions of existing software products. The success of new products and new versions of existing products depends on the timing, market acceptance and performance of new products or new versions of existing products. In the past we have experienced delays in the development of new products and enhancement of existing products and such delays may occur in the future. If we are unable, due to resource constraints or technological reasons, to develop and introduce products in a timely manner, our results of operations could be materially and adversely affected, including, in particular, our quarterly results. In addition, market acceptance of our new product or version releases will be dependent on our ability to include functionality and usability in such releases that address the requirements of customer demographics with which we may have limited prior experience. We must continue to update our existing products and services to keep them current with changing technology, competitive offerings and consumer preferences and must continue to develop new products and services to take advantage of new technologies that could otherwise render our existing products, or existing versions of such products, obsolete. Furthermore, our new product or version releases may contain undetected errors or “bugs,” which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, such releases may not effectively guard against harmful or disruptive codes, including “virus” codes, new versions of which appear periodically, which may target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of market share, diversion of development resources, injury to our reputation and the reputation of our products, or damage to our efforts to build positive brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition. If we do not ship new products or new versions of our existing products as planned, if new product or version releases do not achieve adequate market acceptance, if new products or version releases fail to perform properly, or if we are unsuccessful in penetrating our Business User and Consumer markets, our results of operations could be materially and adversely affected.

We face intense competition—We operate in a highly competitive market characterized by market and customer expectations to incorporate new features and to accelerate the release of new products. These market factors represent both opportunities and competitive threats to us. With respect to competitive threats:

•	Our designer and developer tools compete directly and indirectly with products from vendors including Microsoft Corporation (“Microsoft”), International Business Machines Corporation (“IBM”), Adobe Systems Incorporated, and other companies.

•	Our server software products compete in a highly competitive and rapidly changing market for application server technologies. With respect to these products, we compete directly with products offered by Microsoft, IBM, BEA Systems, Inc., Sun Microsystems, Inc. and various other open-source or free technologies.

•	Our products marketed to Business Users, such as Breeze and Contribute, compete directly and indirectly with products offered by IBM, Microsoft, WebEx Communications, Inc. and other companies.

•	Our products offered to mobile operators and device manufacturers for use in consumer devices compete directly and indirectly with various technologies and products from both established and emerging vendors.

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

Revenues from our Consumer market may be difficult to predict - Our future revenue growth will in part depend upon our ability to continue to increase net revenues obtained from licensing our Consumer products for use in mobile phones, set-top boxes, game devices, personal digital assistants (“PDAs”), hand-held computers and other consumer electronic devices. We have a limited history of licensing products in our Consumer market and believe these transactions present considerably greater risks than we have historically experienced with sales of products licensed to designers and developers. Specific risks related to our ability to predict revenues in our Consumer market include, but are not limited to, the following:

•	Sales cycles are long and complex as customers typically consider a number of factors before agreeing to license our technology, including, among other things, the time and cost to embed our technology into their devices. As a result, it may be difficult to predict when and if license arrangements will become effective.

•	Because our technology is integrated into devices offered by our customers, we could be adversely impacted if our products are not successfully integrated with those of the customer or if their products are not successfully marketed or sold to consumers.

•	We may be required to defer revenue recognition for our Consumer license arrangements for a significant period of time after initially entering into such license agreements for a variety of reasons, including, but not limited to, instances where there are certain acceptance criteria and/or integration services necessary to determine whether our technology functions properly with the product offerings of the customer.

•	Many of our licensing arrangements require licensees to pay per-unit royalties, requiring us to rely on the accuracy and timeliness of licensee royalty reports generated by our customers in recognizing royalty revenues.

•	Consumer markets are extremely competitive and are influenced by rapidly changing industry standards and consumer preferences. Changes in such standards or preferences could have a significant impact on demand for specific technologies, including our technology.

We face risks associated with international operations—Net revenues outside of North America accounted for approximately 48% and 47% of our consolidated net revenues during the three months ended December 31, 2004 and 2003, respectively. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products and in some cases, to translate them into foreign languages. We have and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. In addition, we also are expanding our own research, development, and quality assurance capabilities through the Company’s subsidiary in India. International business and operations are subject to a number of unique risks, including, but not limited to:

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At December 31, 2004, the net notional amount of forward contracts outstanding in U.S. Dollars using the spot exchange rates in effect at December 31, 2004 was $99.3 million. However, there can be no assurance that such contracts will adequately manage our exposure to currency fluctuations in the long-term, as the average maturity of these foreign exchange forward contracts is less than twelve months.

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

We face risks associated with acquisitions—We have entered into business combinations with other companies in the past, including our acquisition of eHelp in December 2003 and two acquisitions in the fourth quarter of fiscal year 2003, and may make additional acquisitions in the future. Acquisitions generally involve significant risks, including, among other things, difficulties in the assimilation of the operations, business strategy, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in dilution to existing stockholders, if stock or stock options are issued, or the assumption of debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations and liquidity. Accordingly, any future acquisitions could result in a material adverse effect on our results of operations.

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

Our operating results are dependent, in part, on our distribution channels—A substantial portion of our net revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, hardware and software superstores, retail dealers and OEMs. Although we have not experienced any material problems with our distribution channels, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. Our ability to effectively distribute products depends in part upon the financial and business conditions of our distribution channels. Two distributors represented over 10% of the net revenues and gross account receivables in the periods presented in the table below:

	% of Net Revenues				% of Gross Accounts Receivable
	Three Months Ended December 31,		Nine Months Ended December 31,		December 31,	March 31,
	2004	2003	2004	2003	2004	2004
Distributor:
Ingram Micro, Inc.	19%	21%	21%	22%	16%	19%
Tech Data Corporation	13%	10%	13%	12%	10%	14%

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

While our products are marketed and sold through different levels of distribution channels, we maintain direct contractual relationships primarily with the first-tier distributors, generally relying on such distributors to manage the relationship with second-tier distributors and resellers with respect to the distribution, marketing and promotion of our licenses. Although we receive periodic reports from most of the distributors and resellers of our products, our reliance on our first-tier distributors to assist us in managing the lower level distribution channels limits our ability to:

•	anticipate and respond to excess inventory levels of, or change in demand for, our products by lower-tier distributors or resellers;

•	directly manage the marketing or promotion of our products by such lower-tier distributors or resellers; and

•	monitor the adequacy of training received with respect to our products by employees of such lower-tier distributors or resellers.

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

Adverse economic conditions in the commercial real estate market may affect our ability to sublease vacated portions of properties held under sublease—In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our prior acquisitions and to better align our cost structure with the weaker business environment. During fiscal year 2002, our restructuring expenses included, among other things, costs related to canceling or vacating approximately 450,000 square feet of facility space held under our operating leases. Furthermore, we lease 348,000 square feet of space in Newton, Massachusetts, which expires in June 2010, of which restructured facilities covers 262,000 square feet. Of 262,000 square feet designated restructured space, we sublease 232,000 square feet to existing tenants, and 30,000 square feet is vacant and being marketed for sublease. We lease 339,000 square feet of space in Northern California under operating leases which expire between 2005 and 2011, of which 70,000 square feet of space is not currently occupied by us and is currently subleased or being marketed for sublease. We also lease 55,000 square feet at a facility in Richardson, Texas, of which 28,000 square feet is restructured space and is currently being subleased. Our restructuring expenses and accruals involve significant estimates made by management using the best information available at the time that the estimates were made, including market data obtained from real estate brokers in the local markets. These estimates include evaluating the timing and market conditions of rental payments and sublease income. Changes in our current operations, including occupancy of our future corporate headquarters facility which commenced in January 2005, could result in us vacating additional portions of properties held under operating leases prior to the expiration of the corresponding lease agreements and could result in additional changes. The general adverse economic conditions in the areas where we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. There can be no assurance that market conditions will improve during the terms of our lease periods. If market conditions deteriorate, we may be unable to sublease our excess leased properties at all or on terms acceptable to us, or we may not meet our expected estimated levels of sublease income and our results of operations could be adversely affected.

Legislative actions may cause our operating expenses to increase—The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the Securities and Exchange Commission (“SEC”) impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASDAQ stock market, we have hired additional personnel and are utilizing additional outside legal, accounting and other advisory services. Should the actual cost of compliance materially exceed amounts currently estimated by management, such additional costs could materially increase our operating expenses and adversely affect our results of operations.

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

Cash Flow Hedging. We designate and document foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, we apply hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in the fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in Accumulated other comprehensive income (loss) (“AOCI”). We record any ineffective portion of the hedging instruments, which was not material during the three months ended December 31, 2004 and 2003, in Other income (expense) on our Condensed Consolidated Statements of Income. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to Other income (expense) at that time. All values reported in AOCI at December 31, 2004 will be reclassified to earnings in twelve months or less. At December 31, 2004, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging. We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At December 31, 2004, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

Our outstanding net foreign exchange forward contracts at December 31, 2004 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at December 31, 2004 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount in US Dollars	Weighted Average Forward Rates
	(In millions)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$35.4	1.25
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	16.1	104.81
British Pound (“GBP”) (contracts to receive U.S. Dollar /pay GBP)	13.3	1.80

Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$19.0	1.26
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	8.7	105.45
British Pound (“GBP”) (contracts to receive U.S. Dollar /pay GBP)	6.8	1.85

Item 4. Controls and Procedures

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

Changes in internal control over financial reporting.

Except as described in the following paragraph, there were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed, in May 2004, we replaced our legacy enterprise resource planning (“ERP”) application with a new integrated ERP application which supports our management of inventory, order processing, shipping, accounting and human resource functions. Our ERP application is a key application utilized in the accumulation of financial data used in financial reporting. Changes to systems controls (i.e. access and application change controls) have been made in connection with the migration to the new integrated ERP application. We expect that the implementation of our new integrated ERP application will further improve the overall control over financial reporting. However, this change was not made in response to any deficiency in our internal control over financial reporting.

During the third quarter of fiscal year 2005, the Company determined that certain foreign currency-denominated tax liabilities and assets in prior periods had not been properly remeasured in U.S. Dollars in accordance with the Company’s foreign currency remeasurement policies. The cumulative understatement of the provision for income taxes for periods prior to the three months ended December 31, 2004 totaled approximately $1.9 million. The effect of the error was not material to any period previously presented or to the nine months ended December 31, 2004. To correct this error, the Company recorded the cumulative $1.9 million adjustment as an increase in the provision for income taxes in the Condensed Consolidated Statement of Income for the three and nine months ended December 31, 2004 and a corresponding $1.9 million increase in income taxes payable in the Condensed Consolidated Balance Sheet as of December 31, 2004.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

The Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) that take effect in the Company’s fiscal year ending March 31, 2005. This effort includes internal control documentation and review under the direction of senior management. The Company is currently in the process of completing its documentation, evaluation and testing of its internal controls over financial reporting as required by the Sarbanes-Oxley Act. As a result of this process, enhancements to the Company’s internal controls over financial reporting are being or have been implemented as management addresses deficiencies that have been identified. The Company has not fully completed its evaluation nor have all control enhancements been completed. Given the risks inherent in the design and operation of internal control over financial reporting, the Company can provide no assurance as to its or its independent auditor’s conclusions as of March 31, 2005 with respect to the design and effectiveness of the Company’s internal controls over financial reporting. Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Further, the design of any control system must reflect the fact that there are resource constraints, and that benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Macromedia is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relations matters. As of the time of this Quarterly Report, the Company is party to certain pending litigation matters incidental to our business. In the judgment of the Company, however, none of these pending legal proceedings is material to the operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposal was submitted to a vote of, and adopted by, stockholders at a Special Meeting of Stockholders held on November 10, 2004 (“Special Meeting”):

1.	Proposal to amend the Company’s 2002 Equity Incentive Plan (“2002 Plan”) to increase the number of shares of common stock reserved for issuance by 1,500,000 shares and make certain other amendments to the terms of the 2002 Plan.

Stockholders approved the proposal by a vote of 38,685,833 for and 13,237,213 against with 151,303 abstentions and no broker non-votes.

Item 5. Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved each quarter of fiscal year 2005 by our Audit Committee to be performed by KPMG LLP, our external auditor. During the three months ended December 31, 2004, the Audit Committee approved the following non-audit services anticipated to be performed by KPMG LLP: Domestic and international tax and business compliance services.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Date Filed
10.01	Form of Restricted Stock Purchase Agreement			X

10.02	Restricted Stock Purchase Agreement, with respect to 100,000 shares of Macromedia Common Stock between Macromedia and Stephen Elop, dated January 24, 2005			X

10.03	Restricted Stock Purchase Agreement, with respect to 75,000 shares of Macromedia Common Stock between Macromedia and Robert Burgess, dated January 24, 2005			X

10.04	Restricted Stock Purchase Agreement, with respect to 75,000 shares of Macromedia Common Stock between Macromedia and Elizabeth Nelson, dated January 24, 2005			X

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2005	MACROMEDIA, INC.

	By:	/s/ ELIZABETH A. NELSON
Elizabeth A. Nelson Executive Vice President and Chief Financial Officer (Principal Financial Officer)