Form 10-K/A
period 2004-03-31
MACROMEDIA INC
filed 2005-06-10
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-22688

MACROMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	601 Townsend Street San Francisco, California 94103 Telephone: (415) 832-2000	94-3155026
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share
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

EXPLANATORY NOTE

Due to the matters discussed below, the Company is restating its previously issued financial statements for the fiscal years ended March 31, 2004, 2003, 2002, 2001, 2000 and 1999. Accordingly, we are amending our annual report on Form 10-K for the year ended March 31, 2004 to restate our consolidated financial statements for the years ended March 31, 2004, 2003 and 2002 and the related disclosures. This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended March 31, 2004, 2003, 2002, 2001 and 2000, which is included in Item 6. Please refer to Note 3 to our consolidated financial statements included in this amendment on form 10-K/A in “Item 15 – Exhibits, Financial Statements, Schedules and Reports on Form 8-K” for a further discussion of the restatement. We have also made certain balance sheet reclassifications, as discussed further in Note 3 to the accompanying consolidated financial statements.

On May 2, 2005 the Company determined that at March 31, 2004, it had understated by $6.8 million a liability related to the accrued benefit of an employee sabbatical-leave program adopted in fiscal year 1999 which provides paid time-off to employees based on years of employment. The Company has concluded that adjusting the cumulative effect of this item would be material to its fiscal year 2005 results. Accordingly, the Company concluded that the most appropriate way to correct this matter is to restate previously issued financial statements. The impact on previously reported operating income as a result of corrections to the accounting for our sabbatical-leave program, excluding the related tax effects, is a decrease to operating income of $(1.6) million, $(0.9) million, $(0.9) million, $(1.3) million, $–, and $(1.4) million for the fiscal years ended March 31, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.

In addition to the Company restating its previously issued financial statements for the employee sabbatical-leave program liability, the Company has also restated these financial statements for the impact of re-measuring net tax liabilities due to changes in foreign exchange rates. This impact had previously been recorded in the Company’s consolidated statement of operations for the quarter ended December 31, 2004 based on the Company’s conclusion that this impact was not material to any period previously presented or to the nine months ended December 31, 2004. In addition, the Company is also restating its previously issued financial statements for certain other tax-related items identified during the restatement process. The impact on previously reported results from the correction of these tax-related matters (including the tax impact of the sabbatical-leave adjustment) was an increase (decrease) to our income tax provision of $(0.3) million, $(0.3) million, $1.0 million, $0.7 million $0.6 million and $1.5 million for the fiscal years ended March 31, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.

The cumulative effect of all these items at March 31, 2004 resulted in a $9.2 million increase of our previously reported retained deficit. As a result of the restatement, our diluted earnings per share was reduced by $0.05 per share, $0.01 per share and $0.03 per share for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

This Form 10-K/A also reflects the reclassification of certain intangible assets on our consolidated balances sheets so as to present all intangible assets, exclusive of goodwill, in purchased and other intangible assets, net.

Except as discussed above, we have not modified or updated disclosures presented in the original annual report on Form 10-K, except as required to reflect the effects of the restatement, in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures made at the time of the original filing of the Form 10-K on June 14, 2004. This Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Business;

•	Part II – Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

•	Part II – Item 6 – Selected Consolidated Financial Data;

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II – Item 9A –Controls and Procedures;

•	Part IV – Item 15 – Exhibits, Financial Statements, Schedules and Reports on Form 10-K/ A.

Refer to Note 3 to the accompanying consolidated financial statements for additional information on the restatement.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

(1)	Designated portions of the Proxy Statement relating to the 2004 Annual Meeting of Stockholders: Part III (Items 10, 11, 12, 13 and 14)

MACROMEDIA, INC.

FORM 10-K/A

ANNUAL REPORT

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

PART I

Except for historical financial information contained herein, the matters discussed in this Form 10-K/ A may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors that May Affect Future Results of Operations;” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We were incorporated in Delaware in February 1992. Our principal executive offices are located at 601 Townsend Street, San Francisco, California 94103.

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

CONSUMER MARKET

Our strategy in addressing the Consumer Market is to license our Flash Player technology (described above in our Designer and Developer products) to device manufacturers, telecommunications carriers and news and entertainment networks which embed our technology on their platforms, enabling them to provide multimedia content to their customers As Flash Player technology penetrates digital devices and platforms, millions of developers are able to use the Flash MX authoring products to create both engaging consumer content and rich mobile business applications. In fiscal years 2004, 2003 and 2002, Consumer revenues comprised 3%, 1% and 1% of total net revenues, respectively.

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

The following table summarizes our consolidated research and development expenses for fiscal years 2004, 2003 and 2002:

	2004	2003	2002
	(as restated)	(as restated)	(as restated)
	(In millions, except percentages)
Research and development expenses	$91.9	$92.4	$110.7
Research and development expenses as a percentage of net revenues	25%	27%	34%

In addition, amortization of capitalized software costs related to purchased technology and localization activities of $4.4 million, $4.8 million and $4.3 million were recognized in fiscal years 2004, 2003 and 2002, respectively, and included in cost of net revenues.

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

Macromedia’s common stock is traded on the NASDAQ National Market under the symbol “MACR.” The Company’s closing stock price was $24.87 on June 2, 2004 and there were 542 stockholders of record as of that date, excluding stockholders whose shares were held in nominee or street name by brokers. The Company has not paid any cash dividends and does not currently have plans to do so in the foreseeable future.

The following table sets forth the high and low sales price per share for Macromedia’s common stock for the periods indicated:

	High	Low
Fiscal Year 2004:
First Quarter	$23.22	$11.35
Second Quarter	28.80	17.33
Third Quarter	30.00	16.70
Fourth Quarter	21.30	17.30
Fiscal Year 2003:
First Quarter	$24.00	$7.65
Second Quarter	9.75	5.80
Third Quarter	13.47	6.00
Fourth Quarter	16.25	10.45

For information on our equity compensation plans, refer to Note 14 to our Consolidated Financial Statements.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our Consolidated Financial Statements and related notes thereto. This selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related Notes thereto included in Item 15 of this Form 10-K/A. Historical results are not necessarily indicative of future performance.

On May 2, 2005 the Company determined that at March 31, 2004, it had understated by $6.8 million a liability related to the accrued benefit of an employee sabbatical-leave program adopted in fiscal year 1999 which provides paid time-off to employees based on years of employment. The Company has concluded that adjusting the cumulative effect of this item would be material to its fiscal year 2005 results. Accordingly, the Company concluded that the most appropriate way to correct this matter is to restate previously issued financial statements. The impact on previously reported operating income as a result of corrections to the accounting for our sabbatical-leave program, excluding the related tax effects, is a decrease to operating income of $(1.6) million, $(0.9) million, $(0.9) million, $(1.3) million, $–, and $(1.4) million for the fiscal years ended March 31, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.

In addition to the Company restating its previously issued financial statements for the employee sabbatical-leave program liability, the Company has also restated these financial statements for the impact of re-measuring net tax liabilities due to changes in foreign exchange rates. This impact had previously been recorded in the Company’s consolidated statement of operations for the quarter ended December 31, 2004. In addition, the Company is also restating its previously issued financial statements for certain other tax-related items identified during the restatement process. The impact on previously reported results from the correction of these tax-related matters (including the tax impact of the sabbatical-leave adjustment) was an increase (decrease) to our income tax provision of $(0.3) million, $(0.3) million, $1.0 million, $0.7 million, $0.6 million and $1.5 million for the fiscal years ended March 31, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.

The cumulative effect of all these items at March 31, 2004 resulted in a $9.2 million increase of our previously reported retained deficit. As a result of the restatement, our diluted earnings per share was reduced by $0.05 per share, $0.01 per share and $0.03 per share for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Refer to Note 3 of the accompanying financial statements for additional information on the restatement.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected financial data for each of the years in the three-year period ended March 31, 2004, and as of March 31, 2004 and 2003, is derived from our restated consolidated financial statements that have been included in this annual report. The selected financial data as of March 31, 2002, 2001, and 2000 and for the years ended March 31, 2001 and 2000 is derived from restated consolidated financial statements that have not been included in this annual report. This Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

	2004	2003	2002	2001	2000
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
	(In millions, except per share data)
Fiscal Year Ended March 31,
Net revenues	$369.8	$336.9	$326.5	$391.2	$265.0
Operating income (loss)(1), (2)	48.0	1.7	(239.9)	5.6	7.4
Income (loss) before income taxes(1), (2)	51.7	5.1	(307.9)	21.2	19.8
Net income (loss)(1), (2)	38.6	1.0	(310.8)	11.5	8.2
Accretion on mandatorily redeemable convertible preferred stock	—	—	—	—	(2.5)
Net income (loss) applicable to common stockholders(1), (2)	38.6	1.0	(310.8)	11.5	5.6
Net income (loss) applicable to common stockholders per common share:(1), (2)
Basic	0.60	0.02	(5.34)	0.23	0.13
Diluted	0.56	0.02	(5.34)	0.20	0.11
At March 31,
Cash, cash equivalents and short-term investments	282.7	215.6	162.0	178.0	187.0
Working capital(3)	227.6	154.5	111.7	134.9	180.7
Total assets	683.1	527.4	520.1	786.9	340.0
Non-current liabilities(3)	23.6	32.5	39.8	3.0	1.4
Total stockholders’ equity	537.3	394.8	376.4	665.6	252.3

(1)	We completed a restructuring plan in fiscal year 2002, which is discussed further in Note 12 to our consolidated financial statements. Accordingly, the operating loss for fiscal year 2002 reflects an $81.8 million charge.

(2)	On April 1, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which is discussed further in Note 10 to our consolidated financial statements. As a result of adopting this standard, we no longer amortize goodwill. Operating income (loss) for fiscal years 2002, 2001, and 2000 reflects charges of $101.1 million, $5.0 million, and $0.9 million in those respective fiscal years, related to amortization of goodwill, including assembled workforce, prior to the adoption of this standard.

(3)	Certain other prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of the non-current portion of our deferred tax assets. In accordance with SFAS No. 109, a reclassification was made on the Company’s consolidated balance sheets for fiscal years ended March 31, 2003, 2002, 2001 and 2000 to reflect the non-current portion of deferred tax assets as a non-current asset. Historically, the Company classified all of its deferred tax assets as a current asset on its consolidated balance sheets.

In connection with this Form 10-K/A, certain intangible assets have been reclassified on our consolidated balances sheets so as to present all intangible assets, exclusive of goodwill, in purchased and other intangible assets, net.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the five-year summary of selected financial data and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A. All references to years represent fiscal years unless otherwise noted. Except for the historical information contained in this Annual Report on Form 10-K/A, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand, statements regarding the deployment of our products, statements regarding our reliance on third-parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plan,” “should,” “will,” “would” and words of similar importance. These statements are predictions based upon Macromedia’s current expectations about future events and speak only as of the date of this Annual Report on Form 10-K/A and we assume no obligation to update any such forward-looking statements. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. Readers are referred to “Critical Accounting Policies,” “Results of Operations,” “Liquidity and Capital Resources,” “Risk Factors That May Affect Future Results of Operations,” and “Disclosures About Market Risk” sections contained in this Annual Report on Form 10-K/A and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements. Unless specifically noted, references to Macromedia in this Annual Report on Form 10-K/A are references to Macromedia, Inc. and its subsidiaries.

On May 2, 2005 the Company determined that at March 31, 2004, it had understated by $6.8 million a liability related to the accrued benefit of an employee sabbatical-leave program adopted in fiscal year 1999 which provides paid time-off to employees based on years of employment. The Company has concluded that adjusting the cumulative effect of this item would be material to its fiscal year 2005 results. Accordingly, the Company concluded that the most appropriate way to correct this matter is to restate previously issued financial statements. The impact on previously reported operating income as a result of corrections to the accounting for our sabbatical-leave program, excluding the related tax effects, is a decrease to operating income of $(1.6) million, $(0.9) million, $(0.9) million, $(1.3) million, $–, and $(1.4) million for the fiscal years ended March 31, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.

In addition to the Company restating its previously issued financial statements for the employee sabbatical-leave program liability, the Company has also restated these financial statements for the impact of re-measuring net tax liabilities due to changes in foreign exchange rates. This impact had previously been recorded in the Company’s consolidated statement of operations for the quarter ended December 31, 2004. In addition, the Company is also restating its previously issued financial statements for certain other tax-related items identified during the restatement process. The impact on previously reported results from the correction of these tax-related matters (including the tax impact of the sabbatical-leave adjustment) was an increase (decrease) to our income tax provision of $(0.3) million, $(0.3) million, $1.0 million, $0.7 million, $0.6 million and $1.5 million for the fiscal years ended March 31, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.

Refer to Note 3 of the accompanying financial statements for additional information on the restatement.

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

Financial Highlights for Fiscal Year 2004

•	Our net revenues for fiscal year 2004 were $369.8 million, a 10% increase from net revenues of $336.9 million in fiscal year 2003. This increase primarily reflects the growth in our Business User and Consumer markets, the favorable impact of strengthening foreign currencies, and to a lesser degree, the impact of our acquisition of eHelp and the resulting addition of new products to our portfolio. Offsetting this increase, we experienced lower than expected initial sales of our MX Products following the MX 2004 launch in the second quarter of fiscal year 2004.

•	Our net income was $38.6 million in fiscal year 2004 compared to $1.0 million in fiscal year 2003. Operationally, we reduced our cost of net revenues from $36.1 million in fiscal year 2003 to $30.7 million in fiscal year 2004, reflecting a greater percentage of net revenues from volume and Original Equipment Manufacture (“OEM”) license sales, which typically have lower material and distribution costs than our traditional boxed-product sales. Offsetting this reduction in costs, our sales and marketing expenditures increased to support the launch of our MX 2004 products to $156.5 million in fiscal year 2004 from $145.3 million in fiscal year 2003. During fiscal year 2003, we recorded an impairment charge of $15.7 million related to acquired developed technology and a $1.7 million charge for the write-off of certain intangible assets related to trade names which contributed to the increase in net income in fiscal year 2004 as compared to fiscal year 2003.

•	Cash provided by operations in fiscal year 2004 was $43.2 million. During the year, our cash, cash equivalent and short term investment balances increased by $67.1 million from $215.6 million at March 31, 2003 to $282.7 million at March 31, 2004. Significant non-operating uses of cash in fiscal year 2004 included the purchase of property and equipment of $25.7 million, including the purchase of land and buildings and $72.0 million for the net purchase of available-for-sale securities. Cash provided by the issuance of common stock upon the exercise of employee stock options was $55.9 million.

•	In the third quarter of fiscal year 2004, we completed our acquisition of eHelp, a provider of rich media help authoring software applications. The purchase price of eHelp was $66.4 million and was comprised of the issuance of approximately 2.4 million shares of our common stock valued at $42.3 million, $18.9 million in cash, and the assumption of converted options to purchase 0.4 million shares of our common stock and transaction costs.

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

Net Revenues by Market

							% Change
	2004		2003		2002		2004 vs. 2003	2003 vs. 2002
	$	%	$	%	$	%
	(In millions, except percentages)
Designer and Developer	$327.8	89%	$317.6	94%	$300.3	92%	3%	6%
Business User	22.2	6	3.0	1	—	—	640	n/m
Consumer	11.5	3	2.3	1	2.3	1	400	—
Other	8.3	2	14.0	4	23.9	7	(41)	(41)

Net revenues	$369.8	100%	$336.9	100%	$326.5	100%	10	3

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

Cost of Revenues

				% Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
	(In millions, except percentages)
Cost of net revenues	$30.7	$36.1	$44.1	(15)%	(18)%
Impairment of acquired developed technology	—	15.7	—	(100)	n/m
Amortization of acquired developed technology	2.0	6.1	11.3	(67)	(46)

Total cost of revenues*	$32.6	$57.8	$55.4	(44)	4

Cost of net revenues as a % of total net revenues	9%	11%	14%

*	Total amounts may not calculate due to rounding.

Cost of net revenues includes cost of materials, royalties paid to third-parties for the licensing of developed technology, product assembly and distribution costs, costs incurred in providing training and technical support to customers and business partners and costs to translate our software into various foreign languages.

Fiscal Year 2004 versus Fiscal Year 2003

Cost of net revenues decreased to $30.7 million and represented 9% of net revenues in fiscal year 2004 from $36.1 million or 11% of net revenues in fiscal year 2003. The 15% decrease in cost of net revenues in fiscal year 2004 as compared to fiscal year 2003 reflects a greater percentage of net revenues from volume and OEM license sales, which typically have lower material and distribution costs than our traditional boxed-product sales. This decrease also resulted from lower inventory charges for obsolescence in fiscal year 2004 as compared to the prior fiscal year. The beneficial impact of our volume and OEM license sales and lower inventory charges for obsolescence were partially offset by additional costs incurred to outsource portions of our e-commerce operations to a third party.

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

Operating Expenses

				% Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
	(In millions, except percentages)
Sales and marketing	$156.5	$145.3	$171.3	8%	(15)%
Research and development	91.9	92.4	110.7	(1)	(17)
General and administrative	37.6	36.2	43.9	4	(18)
Amortization and impairment of intangible assets	1.1	3.2	103.2	(66)	(97)
In-process research and development	2.0	0.4	—	400	n/m
Restructuring expenses	—	—	81.8	—	(100)

Total operating expenses*	$289.1	$277.4	$510.9	4	(45)

*	Total amounts may not calculate due to rounding.

Selected operating expense categories as a percent of net revenues.

	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Sales and marketing	42%	43%	52%
Research and development	25	27	34
General and administrative	10	11	13

Sales and Marketing. Sales and marketing expenses consist primarily of the following: compensation and benefits, marketing and advertising expenses, activities which support product launches and direct sales efforts, including travel, and allocated expenses for our facilities and IT infrastructure to support marketing activities. Sales and marketing expenses increased $11.2 million to $156.5 million in fiscal year 2004 from $145.3 million in fiscal year 2003. The increase primarily resulted from an increase in compensation-related expense resulting from an increase in headcount, higher net revenues and increases in product marketing and advertising activities. Compensation-related expenses increased $7.7 million in fiscal year 2004 compared to fiscal year 2003 resulting from an increase in headcount and higher commissions related to increased net revenues and the costs associated with our acquisition of eHelp in December 2003. Product marketing and advertising expenditures increased $2.3 million in fiscal year 2004 compared to fiscal year 2003 reflecting higher expenditures related to the launch of Macromedia Studio MX 2004 as compared to marketing expenditures related to the launch of Macromedia MX in the prior fiscal year and expenditures related to the launch of RoboHelp X5 and RoboInfo 5.0. In addition, travel and other expenses related to higher sales volume and product launch-related activities increased by $2.4 million in fiscal year 2004 from fiscal year 2003.

Sales and marketing expenses decreased $26.0 million to $145.3 million in fiscal year 2003, as compared to $171.3 million in fiscal year 2002. The decrease is primarily due to reductions in allocated facility and IT expenses of $9.9 million resulting from our fiscal year 2002 restructuring and lower compensation expenses of $7.5 million.

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

Research and development expenses decreased $0.5 million to $91.9 million in fiscal year 2004 from $92.4 million in fiscal year 2003. The decrease primarily resulted from a reduction in depreciation expense and facilities charges of $2.4 million in fiscal year 2004 as compared to fiscal year 2003. In addition, compensation charges decreased by $0.9 million from fiscal year 2003 to fiscal year 2004 due to lower average headcount in the current period. These decreases were partially offset by an increase in contract personnel and temporary labor spending of $2.7 million primarily related to the introduction of the MX 2004 products in the second quarter of fiscal year 2004.

Research and development expenses decreased $18.3 million to $92.4 million in fiscal year 2003 from $110.7 million in fiscal year 2002. The decrease resulted primarily from a reduction in allocated facility and IT expenses of $10.1 million resulting from our fiscal year 2002 restructuring and lower compensation expenses of $8.7 million.

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

General and administrative expenses increased $1.4 million to $37.6 million in fiscal year 2004 from $36.2 million in fiscal year 2003. Compensation-related expenses increased $2.5 million in fiscal year 2004 compared to fiscal year 2003 resulting from an increase in headcount, primarily in compliance functions. Other employee costs, which include temporary staffing, training, recruiting and relocation costs, also increased by $1.2 million in fiscal year 2004 compared to fiscal year 2003 as a result of supporting increased staffing needs. Partially offsetting these increases, professional legal fees decreased by $3.1 million from fiscal year 2003 to fiscal year 2004 following the settlement of certain legal matters (see “Litigation Settlements”).

General and administrative expenses decreased $7.7 million to $36.2 million in fiscal year 2003 as compared to $43.9 million in fiscal year 2002. The decrease was primarily due to decreases in allocated facility and IT expenses of $3.0 million resulting from our fiscal year 2002 restructuring and a $2.9 million decrease in professional fees primarily related to various legal matters settled in fiscal year 2002.

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

Other, net. Other, net, consists primarily of investment management and banking fees, foreign currency transaction gains and losses and other non-operating transactions not separately disclosed. Other, net, was a $1.0 million loss in fiscal year 2004, as compared to a $0.4 million loss in fiscal year 2003. We recorded a $0.4 million loss in other, net in fiscal year 2003, as compared to $0.1 million in fiscal year 2002. The increase in the loss of other, net, is primarily due to the impact of foreign currency re-measurement losses, principally related to those currencies that are not hedged and fees related to increased banking services.

Provision for Income Taxes.

We recorded income tax provisions of $13.1 million, $4.1 million and $2.9 million in fiscal years 2004, 2003 and 2002, respectively. Current taxes are primarily due to the effect of net operating loss carryforwards associated with purchase business combinations which are recorded as a reduction to our goodwill balance instead of our provision for income taxes, taxable income in certain foreign jurisdictions where we operate and the impact of re-measuring net tax liabilities due to changes in foreign exchange rates. Deferred taxes are primarily due to a change in deferred tax assets, which are related to domestic temporary differences. A deferred tax asset valuation allowance has been established and is determined by assessing whether it is more likely than not the Company will realize the tax benefits of its deferred tax assets in the future.

At March 31, 2004, we had available federal and state net operating loss carryforwards of $519.5 million and $415.2 million, respectively. We also had unused research credit carryforwards of $29.1 million and $25.7 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire in fiscal year 2005 through 2024. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

Cash Flow

The following table summarizes our cash flow activities for the periods indicated (in millions):

	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Cash flows provided by (used in):
Operating activities	$43.2	$42.3	$(40.7)
Investing activities	(103.3)	(28.7)	(30.0)
Financing activities	55.9	16.4	21.1

Net increase (decrease) in cash and cash equivalents	$(4.2)	$30.0	$(49.6)

At March 31, 2004, we had cash, cash equivalents and short-term investments of $282.7 million, a 31% increase from the March 31, 2003 balance of $215.6 million. Working capital increased to $227.6 million at March 31, 2004, a 47% increase from the March 31, 2003 balance of $154.5 million.

Cash provided by operating activities in fiscal year 2004 was $43.2 million, as compared to cash provided by operating activities of $42.3 million in fiscal year 2003. Cash provided by operating activities in fiscal year 2003 was $42.3 million, as compared to cash used in operating activities of $40.7 million in fiscal year 2002. Cash provided by operating activities in fiscal year 2004 resulted primarily from adjusting our net income for non-cash depreciation and amortization expense of $23.0 million, partially offset by an increase in net operating assets and liabilities of $13.2 million, including payments recorded against our restructuring accrual. Cash provided by operating activities in fiscal year 2003 resulted primarily from adjusting our net income for the following: non-cash depreciation and amortization expense of $31.2 million; impairment of long-lived assets of $19.2 million, primarily resulting from a $17.3 million impairment charge of the intangible assets acquired in connection with our 2001 acquisition of Allaire; and a $1.7 million write-down of internally developed software that was previously capitalized. These amounts were partially offset by a decrease in net other operating assets of $8.4 million, including payments recorded against our restructuring accrual. Cash used in operating activities in fiscal year 2002 resulted primarily from adjusting our net loss of $310.8 million for the following: non-cash depreciation and amortization expense of $155.7 million, reflecting the amortization of goodwill prior to the adoption of SFAS 142; a $36.0 million loss on our equity affiliate, reflecting our portion of the losses incurred by AtomShockwave; and $24.7 million in write-offs of fixed assets relating primarily to our restructuring.

Cash used in investing activities in fiscal year 2004 was $103.3 million, as compared to $28.7 million in fiscal year 2003. In fiscal year 2004, cash used in investing activities was primarily due to the net purchases of available-for-sale securities of $72.0 million and the purchase of property and equipment of $25.7 million, including the purchase of land and buildings. In August 2003, we exercised the options to purchase property of three contiguous buildings in San Francisco, California for a total purchase price of $55.0 million. We funded $14.7 million purchase price for two of these properties, and deposited $2.7 million into escrow for the third property in fiscal year 2004. The remaining purchase price of $37.7 million for the third building was funded in April 2004. In fiscal year 2004, cash provided through investing activities also included $15.2 million cash acquired in connection with the acquisition of eHelp offset by $4.9 million in cash paid to the eHelp shareholders net of acquisition costs paid. In fiscal year 2004, cash provided in investing activities was reduced by an increase in restricted cash of $14.5 million for the establishment of escrow funds related to the eHelp acquisition. Cash used in investing activities in fiscal year 2003 was $28.7 million, as compared to $30.0 million in fiscal year 2002. In fiscal year 2003, cash used in investing activities was primarily due to net purchases of available-for-sale short-term investments of $23.9 million, purchases of property and equipment of $6.2 million and cash used to pay for acquisitions of $4.5 million, partially offset by cash proceeds resulting from repayments of non-executive related-party loans of $5.1 million. In fiscal year 2002, cash used in investing activities was primarily used for net purchases of available-for–sale short-term investments of $34.1 million and property and equipment of $17.4 million. These payments were partially offset by proceeds from the December 2001 sale-leaseback of an office facility in Redwood Shores, California of $22.1 million and collections on non-executive related party loans.

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

Balance Sheet Hedging. We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the re-measurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At March 31, 2004, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

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

(a) Evaluation of disclosure controls and procedures. On June 14, 2004, at the time of the original filing of the Company’s annual report on Form 10-K for the year ended March 31, 2004, officers of Macromedia provided conclusions regarding the effectiveness of the Company’s disclosure controls and procedures that they believed were then accurate, as required by Regulation S-K.

In January 2005, subsequent to this evaluation, the Company determined that it had not properly re-measured certain of its net foreign-currency denominated tax liabilities to U.S. Dollars, and accordingly recorded a cumulative adjustment of $2.0 million in the three month period ended December 31, 2004. Based on analysis prepared at that time, management concluded and disclosed in its report on Form 10-Q for the period ended December 31, 2004 that the effect of this adjustment was not material to any period previously presented or to the nine months ended December 31, 2004. At that time, the Company believed that the amount would not be material to the fiscal year ending March 31, 2005. Later, in May 2005, the Company determined that at March 31, 2004, it had understated by $6.8 million a liability related to the accrued benefit of an employee sabbatical-leave program, adopted in fiscal year 1999, which provides paid time-off to employees based on years of employment. The Company has concluded that adjusting the cumulative effect of this error would be material to its fiscal year 2005 results. Accordingly, the Company concluded that the most appropriate way to correct these errors was to restate previously issued financial statements.

As a result of these errors, we have determined that control deficiencies existed with respect to our historical financial reporting related to the impact of foreign exchange rate changes on net tax liabilities and our sabbatical-leave program and accordingly, we have concluded that our disclosure controls were ineffective at March 31, 2004. The Company has concluded that the circumstances that led to the filing of this amendment resulted primarily from certain accounting practices that were implemented several years ago and prior to fully designing and implementing accounting controls related to our income taxes and sabbatical-leave-program. We have subsequently implemented additional detailed procedures to ensure foreign-denominated tax assets and liabilities are properly re-measured to U.S. Dollars at each balance sheet date. Additionally, we have corrected our methodology for accounting for our sabbatical program and have implemented policies and procedures to ensure the liability is properly reported in our financial statements.

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

(A) The following documents are filed as part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Macromedia, Inc. are incorporated by reference to Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—March 31, 2004 and 2003 (as restated)

Consolidated Statements of Operations—Years Ended March 31, 2004, 2003 and 2002 (as restated)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—Years Ended March 31, 2004, 2003 and 2002 (as restated)

Consolidated Statements of Cash Flows—Years Ended March 31, 2004, 2003 and 2002 (as restated)

Notes to Consolidated Financial Statements (as restated)

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

		8-A	October 26, 2001

10.01	Macromedia, Inc. 2001 Employee Stock Purchase Plan. *	S-8	January 18, 2002

10.02	Macromedia, Inc. 2003 Employee Stock Purchase Plan. *	S-8	July 30, 2003

10.03	1992 Equity Incentive Plan, as amended to date. *	10-Q	August 3, 2001

10.04	Allaire Corporation 1997 Stock Incentive Plan. *	S-8	August 17, 2001

10.05	Allaire Corporation 1998 Stock Incentive Plan. *	S-8	August 17, 2001

10.06	Allaire Corporation 2000 Stock Incentive Plan. *	S-8	August 17, 2001

10.07	eHelp Corporation 1999 Equity Incentive Plan.	S-8	December 29, 2003

10.08	Macromedia, Inc. 2002 Equity Incentive Plan. *	S-8	August 21, 2002

10.09	1993 Directors Stock Option Plan, as amended to date. *	10-Q	August 3, 2001

10.10	Andromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.11	Macromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.12	Blue Sky Software Corporation 1995 Stock Option Plan. *	S-8	December 29, 2003

10.13	Blue Sky Software Corporation 1996 Stock Option Plan. *	S-8	December 29, 2003

10.14	Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 6, 2001.	10-K	June 12, 2002

10.15	First Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

10.16	Second Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

10.17	Third Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 30, 2001.	10-K	June 12, 2002

10.18	Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated November 29, 2001.	10-K	June 12, 2002

10.19	First Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 3, 2001.	10-K	June 12, 2002

10.20	Second Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 17, 2001.	10-K	June 12, 2002

Exhibit Number		Incorporated by Reference		Filed Herewith
	Exhibit Description	Form	Date Filed

10.21	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999.	10-K1	March 30, 2000

10.22	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000.	10-Q2	August 14, 2000

10.23	Written Confirmation of Consent to Amendment of Option and Cancellation of Option between the Registrant and Robert K. Burgess dated July 15, 1997. *	10-K	June 12, 2002

10.24	Employment agreement between the Registrant and Robert K. Burgess dated January 10, 2003. *	10-Q	February 10, 2003

10.25	Consulting agreement between the Registrant and John (Ian) Giffen dated February 1, 1998. *	10-K	June 12, 2002

10.26	First Amendment to consulting agreement between the Registrant and John (Ian) Giffen dated March 31, 2000. *	10-K	June 12, 2002

10.27	Domestic Distribution Agreement by and between the Registrant and Ingram Micro, Inc. dated January 4, 1999.**	10-K	June 9, 2003

10.28	Distribution Agreement by and between Macromedia, Inc. and Tech Data Product Management, Inc. dated June 29, 2001 (as amended).	10-K	June 14, 2004

21.01	List of Registrant’s subsidiaries.	10-K	June 14, 2004

23.01	Consent of Independent Registered Public Accounting Firm.			X

24.01	Power of Attorney (see page 46 of this Form 10-K).			X

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*	Represents a management contract or compensatory plan or arrangement.

**	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

1	Filed with the Allaire Corporation Annual Report on Form 10-K (Commission File Number: 0-25265).

2	Filed with the Allaire Corporation Quarterly Report on Form 10-Q (Commission File Number: 0-25265).

(B) Reports on Form 8-K.

We filed or furnished one report on Form 8-K during the quarter ended March 31, 2004. Information regarding the items reported on is as follows:

Date Filed or Furnished	Items No.	Description

January 21, 2004	5,7,12	On January 21, 2004, we announced our results of operations for our fiscal third quarter ended December 31, 2003. We also announced the resignation of Robert A. Kotick from the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROMEDIA, INC.

By:	/s/ Elizabeth A. Nelson
Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary

Dated: June 9, 2005

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

Signature	Title	Date

/s/ Robert K. Burgess Robert K. Burgess	Chairman	June 9, 2005

/s/ Stephen A. Elop Stephen A. Elop	Chief Executive Officer and Director	June 9, 2005

/s/ Elizabeth A. Nelson Elizabeth A. Nelson	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial Officer)	June 9, 2005

/s/ David C. Bernstein David C. Bernstein	Vice President, Finance (Principal Accounting Officer)	June 9, 2005

/s/ Charles M. Boesenberg Charles M. Boesenberg	Director	June 9, 2005

/s/ John (Ian) Giffen John (Ian) Giffen	Director	June 9, 2005

/s/ Steve Gomo Steve Gomo	Director	June 9, 2005

/s/ William H. Harris, Jr. William H. Harris, Jr.	Director	June 9, 2005

/s/ Donald L. Lucas Donald L. Lucas	Director	June 9, 2005

/s/ Timothy O’Reilly Timothy O’Reilly	Director	June 9, 2005

/s/ William B. Welty William B. Welty	Director	June 9, 2005

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macromedia, Inc. and subsidiaries as of March 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 3 to the consolidated financial statements, the financial statements for all periods presented have been restated to correct the Company’s accounting for income taxes and its obligations under an employee sabbatical-leave program. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets on April 1, 2002.

/s/ KPMG LLP

Mountain View, California

April 22, 2004, except for

Note 3, which is as of

June 9, 2005

MACROMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,
	2004	2003
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$92,662	$96,831
Short-term investments	190,029	118,755
Accounts receivable, net	38,210	27,610
Restricted cash	16,363	—
Prepaid expenses and other current assets	12,469	11,425

Total current assets	349,733	254,621
Property and equipment, net	45,512	34,856
Goodwill, net	239,014	201,350
Purchased and Other intangible assets, net	17,050	8,568
Restricted cash, less current portion	7,022	11,412
Deferred income taxes, non-current	16,062	9,898
Other assets	8,670	6,676

Total assets	$683,063	$527,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,311	$6,714
Accrued payroll and related liabilities	22,667	16,520
Accrued liabilities	41,151	26,350
Income taxes payable	13,847	9,854
Accrued restructuring	6,934	11,024
Deferred revenues	32,215	29,618

Total current liabilities	122,125	100,080

Other liabilities, non-current:
Accrued restructuring	11,657	20,064
Deferred revenues	5,173	4,298
Other liabilities	6,778	8,136

Total liabilities	145,733	132,578

Commitment and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of March 31, 2004 and 2003	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 70,069 and 62,965 shares issued as of March 31, 2004 and 2003, respectively	70	63
Treasury stock, at cost; 1,836 shares as of March 31, 2004 and 2003	(33,649)	(33,649)
Additional paid-in capital	856,680	752,726
Accumulated other comprehensive income	408	417
Accumulated deficit	(286,179)	(324,754)

Total stockholders’ equity	537,330	394,803

Total liabilities and stockholders’ equity	$683,063	$527,381

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended March 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Net revenues	$369,786	$336,913	$326,498
Cost of revenues:
Cost of net revenues	30,668	36,064	44,076
Amortization and impairment of acquired developed technology	1,954	21,770	11,332

Total cost of revenues	32,622	57,834	55,408

Gross profit	337,164	279,079	271,090

Operating expenses:
Sales and marketing	156,509	145,286	171,342
Research and development	91,895	92,370	110,725
General and administrative	37,568	36,164	43,861
Amortization and impairment of intangible assets	1,135	3,207	103,200
In-process research and development	2,010	357	—
Restructuring expenses	—	—	81,820

Total operating expenses	289,117	277,384	510,948

Operating income (loss)	48,047	1,695	(239,858)

Other income (expense):
Interest income, net	3,698	4,117	6,522
Gain (loss) on investments and other, net	927	852	(6,980)
Loss on equity affiliate	—	—	(36,016)
Litigation settlements, net	—	(1,178)	(31,402)
Other, net	(1,000)	(435)	(122)

Total other income (expense)	3,625	3,356	(67,998)

Income (loss) before income taxes	51,672	5,051	(307,856)
Provision for income taxes	13,097	4,061	2,924

Net income (loss)	$38,575	$990	$(310,780)

Net income (loss) per common share:
Basic	$0.60	$0.02	$(5.34)
Diluted	$0.56	$0.02	$(5.34)
Weighted average common shares outstanding used for basic and diluted income (loss) per common share:
Basic	64,380	60,170	58,190
Diluted	69,430	61,190	58,190

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
					(as restated)		(as restated)	(as restated)	(as restated)	(as restated)
Balances at March 31, 2001 (as reported)	59,221	$59	(1,836)	$(33,649)	$713,579	$(907)	$308		$(11,177)	$668,213
Adjustments					1,175				(3,787)	(2,612)

Balances as of March 31, 2001 (as restated)	59,221	59	(1,836)	(33,649)	714,754	(907)	308		(14,964)	665,601
Comprehensive loss:
Net loss								$(310,780)	(310,780)	(310,780)
Unrealized loss on available-for-sale short-term investments, net of tax							(466)	(466)		(466)

Total comprehensive loss								$(311,246)

Exercise of stock options	1,295	1			15,195					15,196
Common stock issued under ESPP	471	1			5,919					5,920
Tax benefit on exercise of stock options					222					222
Non-cash stock compensation					63	626				689

Balances as of March 31, 2002 (as restated)	60,987	61	(1,836)	(33,649)	736,153	(281)	(158)		(325,744)	376,382
Comprehensive income:
Net income								$990	990	990
Unrealized gain on available-for-sale short-term investments, net of tax							534	534		534
Unrealized gain from cash flow hedges, net of tax							41	41		41

Total comprehensive income								$1,565

Exercise of stock options	837	1			10,239					10,240
Common stock issued under ESPP	1,141	1			6,140					6,141
Tax benefit on exercise of stock options					194					194
Non-cash stock compensation						281				281

Balances as of March 31, 2003 (as restated)	62,965	63	(1,836)	(33,649)	752,726	—	417		(324,754)	394,803
Comprehensive income:
Net income								$38,575	38,575	38,575
Unrealized loss on available-for-sale short-term investments, net of tax							(136)	(136)		(136)
Unrealized gain from cash flow hedges, net of tax							127	127		127

Total comprehensive income								$38,566

Exercise of stock options	3,588	4			48,922					48,926
Common stock issued under ESPP	1,159	1			7,007					7,008
Tax benefit on exercise of stock options					1,425					1,425
Stock options assumed in eHelp acquisition (see Note 5)					4,332					4,332
Common stock issued in eHelp acquisition (see Note 5)	2,357	2			42,268					42,270

Balances as of March 31, 2004 (as restated)	70,069	$70	(1,836)	$(33,649)	$856,680	$—	$408		$(286,179)	$537,330

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended March 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Cash flows from operating activities:
Net income (loss)	$38,575	$990	$(310,780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,985	31,167	155,743
Write-off and impairment of long-lived assets, including intangible assets	—	19,189	24,678
Acquisition of in-process research and development	2,010	357	—
Loss (gain) on investments and other, net	(927)	(852)	7,610
Amortization of non-cash stock compensation	—	281	689
Loss on equity affiliate	—	—	36,016
Deferred income taxes	(6,279)	(459)	3,511
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(8,752)	(1,571)	14,670
Prepaid expenses and other current assets	(3,394)	3,596	148
Accounts payable and other current liabilities	8,802	(7,570)	(23,855)
Accrued restructuring	(12,527)	(11,945)	43,033
Deferred revenues	2,713	9,125	7,809

Net cash provided by (used in) operating activities	43,206	42,308	(40,728)

Cash flows from investing activities:
Purchases of available-for-sale short-term investments	(313,098)	(155,079)	(130,690)
Proceeds from sales and maturities of available-for-sale short-term investments	241,136	131,186	96,592
Cash acquired (used) in business combination, net of cash paid and acquisition costs	9,726	(4,538)	—
Purchases of property and equipment	(25,707)	(6,243)	(17,392)
Purchases of investments	—	—	(2,995)
Proceeds from sale-leaseback	—	—	22,125
Increase in restricted cash related to acquisitions and other, net	(11,973)	(3)	(2,207)
Other, net	(3,393)	5,945	4,553

Net cash used in investing activities	(103,309)	(28,732)	(30,014)

Cash flows from financing activities:
Proceeds from issuance of common stock	55,934	16,381	21,109

Net cash provided by financing activities	55,934	16,381	21,109

Net increase (decrease) in cash and cash equivalents	(4,169)	29,957	(49,633)

Cash and cash equivalents, beginning of year	96,831	66,874	116,507

Cash and cash equivalents, end of year	$92,662	$96,831	$66,874

Supplemental disclosures:
Cash paid for taxes	$5,498	$3,427	$3,014
Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$1,425	$194	$222
Common stock issued and options assumed in purchase business combinations	$46,602	$—	$—
Unrealized gain (loss) on available-for-sale securities	$(136)	$534	$(466)

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include all domestic and foreign subsidiaries that are more than 50% owned. All significant intercompany transactions and balances have been eliminated.

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

Revenues recognized from software licenses are recognized upon shipment provided that persuasive evidence of an arrangement exists, collection of the resulting receivables is deemed probable and the payment terms are fixed or determinable. The Company also maintains allowances for anticipated product returns and rebates to distributors. Revenues from consulting, training and other services are generally recognized as the services are performed. When shrink-wrap software licenses are sold together with services, revenues are allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, maintenance, support and training.

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

Fees from volume licenses are recognized as revenues upon shipment provided that all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable and the arrangement does not involve services that are essential to the functionality of the software. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment of the licenses is not dependent upon

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the performance of consulting services. Revenues from maintenance and support are recognized on a straight-line basis over the term of the contract.

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

Allowance for Doubtful Accounts—The Company makes judgments as to its ability to collect outstanding accounts receivable and provides allowances for accounts receivable when collection becomes doubtful. The Company also makes judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable, and assesses current economic trends that might impact the level of credit losses in the future. Historically, the Company’s allowance for doubtful accounts has been sufficient to cover actual credit losses.

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments—Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost.

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

Software Development Costs for Internal Use—The Company capitalizes the cost of software developed for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 00-02, Accounting for Website Development Costs. Capitalization of the costs of software developed or obtained for internal use and website development costs begins at the application development phase of the project and totaled $7.0 million and $6.1 million at March 31, 2004 and 2003, respectively. Amortization of the costs of software developed for internal use and website development costs begins when the assets are placed in productive use. Capitalized software costs for internal use and website development costs are generally amortized over three years and are classified as a component of Property and equipment, net. Capitalized software costs which have not yet begun to be amortized are reflected in construction in progress (see Note 9).

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill—Prior to April 1, 2002, goodwill and assembled workforce were amortized on a straight-line basis over a three-year period. On April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill, which included assembled workforce that was reclassified to goodwill upon adoption of this standard.

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

Purchased and Other Intangible Assets—Purchased and other intangible assets primarily consist of, purchased technology and localization and acquired developed technology, trademarks, trade names and customer lists relating to mergers and acquisitions.

The Company capitalizes the costs of purchased technology and localization services to be sold, leased or otherwise marketed in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Under the Company’s policy, costs incurred in the initial design phase of software development are expensed as incurred. Once the point of technological feasibility is reached, development costs are capitalized and classified as a component of Purchased and other intangible assets, net. These costs are amortized on a per-unit basis as revenues are recognized, but not less than on a straight-line basis over the estimated life of the technology, which is generally 1 to 3 years, and are included as a component of Cost of revenues.

The Company also capitalizes the cost of acquired developed technology and other intangible assets relating to mergers and acquisitions. Such costs are amortized over their estimated useful lives, generally one to five years. Acquired developed technology is amortized and included as a component of cost of revenues. Other intangible assets are amortized and included as a component of operating expenses. The actual lives of the Company’s Purchased and other intangible assets, net could differ from management’s estimates and as such, differences could cause carrying amounts of the assets to be materially reduced.

The Company reviews its acquired developed technology, purchased technology, and localization for impairment in accordance with SFAS No. 86 whenever the amount by which the carrying value of the asset exceeds its estimated net realizable value.

Long-Lived Assets—The Company’s long-lived assets consist of property and equipment and trademarks, trade names, and customer lists. The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

Foreign Currency Re-measurement—The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Monetary assets and liabilities denominated in foreign currencies are re-measured in U.S. Dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are re-measured in U.S. Dollars using historical exchange rates. Net revenues and expenses are re-measured using average exchange rates prevailing during the period. Gains and losses resulting from re-measurements, excluding re-measurement of income tax asset and liability accounts, are recorded in the Company’s consolidated statements of operations as a component of Other, net and were not material in fiscal years 2004, 2003, or 2002. The impact of re-measuring income tax asset and liability accounts are included in the provision for income taxes and increased (decreased) tax expense by $1.3 million, $1.1 million and $(0.4) million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Foreign Currency Hedging—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Had compensation cost for the Company’s plans been determined consistently with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been:

	2004	2003	2002
	(as restated)	(as restated)	(as restated)
	(In thousands, except per share data)
Net income (loss):
As reported	$38,575	$990	$(310,780)
Stock-based compensation costs, net of taxes, included in the determination of net income (loss) as reported	—	281	689
Stock-based compensation costs, net of taxes, that would have been included in the determination of net income (loss) had the fair value-based method been applied to all awards	(106,106)	(119,613)	(128,939)

Pro forma net loss	$(67,531)	$(118,342)	$(439,030)

Basic net income (loss) per common share:
As reported	$0.60	$0.02	$(5.34)
Pro forma	$(1.05)	$(1.97)	$(7.54)
Diluted net income (loss) per common share:
As reported	$0.56	$0.02	$(5.34)
Pro forma	$(1.05)	$(1.97)	$(7.54)

The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.	Restatement of Consolidated Financial Statements

On May 2, 2005 the Company determined that at March 31, 2004, it had understated by $6.8 million a liability related to the accrued benefit of an employee sabbatical-leave program adopted in fiscal year 1999 which provides paid time-off to employees based on years of employment. The Company has concluded that adjusting the cumulative effect of this item would be material to its fiscal year 2005 results. Accordingly, the Company concluded that the most appropriate way to correct this matter is to restate previously issued financial statements. The impact on previously reported operating income as a result of corrections to the accounting for our sabbatical-leave program, excluding the related tax effects, is a decrease to operating income of $(1.6) million, $(0.9) million, $(0.9) million, $(1.3) million, $–, and $(1.4) million for the fiscal years ended March 31, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.

In addition to the Company restating its previously issued financial statements for the employee sabbatical-leave program liability, the Company has also restated these financial statements for the impact of re-measuring net tax liabilities due to changes in foreign exchange rates. This impact had previously been recorded in the Company’s consolidated statement of operations for the quarter ended December 31, 2004. In addition, the Company is also restating its previously issued financial statements for certain other tax-related items identified during the restatement process. The impact on previously reported results from the correction of these tax-related matters (including the tax impact of the sabbatical-leave adjustment) was an increase (decrease) to our income tax provision of $(0.3) million, $(0.3) million, $1.0 million, $0.7 million, $0.6 million and $1.5 million for the fiscal years ended March 31, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.

A reconciliation of the Company’s reported and as restated consolidated statements of operations and cash flows for the fiscal years ended March 31, 2004, 2003 and 2002, and its reported and as restated consolidated balance sheets as of March 31, 2004 and 2003 are shown in the following tables. In addition, the accompanying consolidated balance sheets at March 31 2004 and 2003 reflect the reclassification of certain intangible assets so as to present all intangible assets, exclusive of goodwill, in purchased and other intangible assets, net.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2004	Adjustments			Reclassifications			March 31, 2004
	(as Reported)							(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$92,662	$			$			$92,662
Short-term investments	190,029							190,029
Accounts receivable, net	38,210							38,210
Restricted cash	16,363							16,363
Prepaid expenses and other current assets	15,581					(3,112	)(e)	12,469

Total current assets	352,845					(3,112)		349,733
Property and equipment, net	45,512							45,512
Goodwill, net	237,839		1,175	(a)				239,014
Purchased and Other intangible assets, net	12,950					4,100	(e)	17,050
Restricted cash, less current portion	7,022							7,022
Deferred income taxes, non-current	16,062							16,062
Other assets	9,658					(988	)(e)	8,670

Total assets	$681,888		$1,175			$—		$683,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,311	$			$			$5,311
Accrued payroll and related liabilities	17,634		5,033	(b)				22,667
Accrued liabilities	41,151							41,151
Income taxes payable	11,838		2,009	(c)				13,847
Accrued restructuring	6,934							6,934
Deferred revenues	32,215							32,215

Total current liabilities	115,083		7,042					122,125

Other liabilities, non-current:
Accrued restructuring	11,657							11,657
Deferred revenues	5,173							5,173
Other liabilities	5,024		1,754	(b)				6,778

Total liabilities	136,937		8,796					145,733

Commitment and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of March 31, 2004 and 2003	—		—			—		—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 70,069 and 62,965 shares issued as of March 31, 2004 and 2003, respectively	70							70
Treasury stock, at cost; 1,836 shares as of March 31, 2004 and 2003	(33,649)							(33,649)
Additional paid-in capital	855,073		1,607	(d)				856,680
Accumulated other comprehensive income	408							408
Accumulated deficit	(276,951)		(9,228	)(f)				(286,179)

Total stockholders’ equity	544,951		(7,621)					537,330

Total liabilities and stockholders’ equity	$681,888		$1,175			$—		$683,063

(a)	Adjusted to reflect the value of the sabbatical liability assumed in two business combinations accounted for under the purchase method of accounting ($642) and changes to net tax operating loss carryforwards associated with purchase business combinations resulting from certain tax restatement items ($533).

(b)	Adjusted to reflect the accrued sabbatical-leave liability.

(c)	Adjusted to reflect the impact at March 31, 2004 of re-measuring the Company’s foreign currency denominated assets and liabilities due to changes in exchange rates.

(d)	This reflects the tax benefit from stock options used to offset taxable income generated as a result of certain tax restatement items.

(e)	This reflects the reclassification of certain intangible assets so as to present all intangible assets, exclusive of goodwill, in purchased and other intangible assets, net.

(f)	Adjusted to reflect the cumulative effect of adjustments to restate previously issued financial statements for fiscal years 1999 through 2004.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2003	Adjustments			Reclassifications			March 31, 2003
	(as Reported)							(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$96,831	$			$			$96,831
Short-term investments	118,755							118,755
Accounts receivable, net	27,610							27,610
Prepaid expenses and other current assets	13,962					(2,537	)(e)	11,425

Total current assets	257,158					(2,537)		254,621
Property and equipment, net	34,856							34,856
Goodwill, net	201,392		(42	)(a)				201,350
Purchased and Other intangible assets, net	4,526					4,042	(e)	8,568
Restricted cash, less current portion	11,412							11,412
Deferred income taxes, non-current	9,898							9,898
Other assets	8,181					(1,505	)(e)	6,676

Total assets	$527,423		$(42)			$—		$527,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,714	$			$			$6,714
Accrued payroll and related liabilities	13,540		2,980	(b)				16,520
Accrued liabilities	26,350							26,350
Income taxes payable	10,294		(440	)(c)				9,854
Accrued restructuring	11,024							11,024
Deferred revenues	29,618							29,618

Total current liabilities	97,540		2,540					100,080

Other liabilities, non-current:
Accrued restructuring	20,064							20,064
Deferred revenues	4,298							4,298
Other liabilities	5,991		2,145	(b)				8,136

Total liabilities	127,893		4,685					132,578

Commitment and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of March 31, 2004 and 2003	—		—			—		—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 70,069 and 62,965 shares issued as of March 31, 2004 and 2003, respectively	63							63
Treasury stock, at cost; 1,818 shares as of March 31, 2004 and 2003	(33,649)							(33,649)
Additional paid-in capital	751,134		1,592	(d)				752,726
Accumulated other comprehensive income	417							417
Accumulated deficit	(318,435)		(6,319	)(f)				(324,754)

Total stockholders’ equity	399,530		(4,727)					394,803

Total liabilities and stockholders’ equity	$527,423		$(42)			$—		$527,381

(a)	Adjusted to reflect the value of the sabbatical liability assumed in two business combinations accounted for under the purchase method of accounting ($416) and a reduction to goodwill for changes to net tax operating loss carryforwards associated with purchase business combinations resulting from certain tax restatement items ($458).

(b)	Adjusted to reflect the accrued sabbatical-leave liability.

(c)	Adjusted to reflect the impact at March 31, 2003 of remeasuring the Company’s foreign currency denominated tax assets and liabilities due to changes in exchange rates ($730) offset by an error in the calculation of taxes payable ($1,170).

(d)	This reflects the tax benefit from stock options used to offset taxable income generated as a result of certain tax restatement items.

(e)	This reflects the reclassification of certain intangible assets so as to present all intangible assets, exclusive of goodwill, in purchased and other intangible assets, net.

(f)	Adjusted to reflect the cumulative effect of adjustments to restate previously issued financial statements for fiscal years 1999 through 2003.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended March 31, 2004
	(as reported)	(adjustments)		(as restated)
Net revenues	$369,786	$		$369,786
Cost of revenues:
Cost of net revenues	30,638		30 (a)	30,668
Amortization and impairment of acquired developed technology	1,954			1,954

Total cost of revenues	32,592		30	32,622

Gross profit	337,194		(30)	337,164

Operating expenses:
Sales and marketing	155,963		546 (a)	156,509
Research and development	91,220		675 (a)	91,895
General and administrative	37,381		187 (a)	37,568
Amortization and impairment of intangible assets	1,135			1,135
In-process research and development	2,010			2,010

Total operating expenses	287,709		1,408	289,117

Operating income	49,485		(1,438)	48,047

Other income (expense):
Interest income, net	3,698			3,698
Gain (loss) on investments and other, net	927			927
Other, net	(1,000)			(1,000)

Total other income	3,625			3,625

Income before income taxes	53,110		(1,438)	51,672
Provision for income taxes	11,626		1,471 (b)	13,097

Net income	$41,484		$(2,909)	$38,575

Net income per common share:
Basic	$0.64		$(0.05)	$0.60
Diluted	$0.60		$(0.05)	$0.56
Weighted average common shares outstanding used for basic and diluted income per common share:
Basic	64,380			64,380
Diluted	69,430			69,430

(a)	Adjusted to reflect expense related to a sabbatical-leave program.

(b)	Adjusted to reflect the impact of changes in foreign exchange rates on certain foreign currency denominated tax assets and liabilities ($1,278), an error in the calculation of taxes payable ($917) partially offset by the impact of previously unidentified basis differences ($724).

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended March 31, 2003
	(as reported)	(adjustments)			(as restated)
Net revenues	$336,913	$			$336,913
Cost of revenues:
Cost of net revenues	36,065		(1	)(a)	36,064
Amortization and impairment of acquired developed technology	21,770				21,770

Total cost of revenues	57,835		(1)		57,834

Gross profit	279,078		1		279,079

Operating expenses:
Sales and marketing	145,297		(11	)(a)	145,286
Research and development	92,385		(15	)(a)	92,370
General and administrative	36,168		(4	)(a)	36,164
Amortization and impairment of intangible assets	3,207				3,207
In-process research and development	357				357

Total operating expenses	277,414		(30)		277,384

Operating income	1,664		31		1,695

Other income (expense):
Interest income, net	4,117				4,117
Gain (loss) on investments and other, net	852				852
Litigation settlements, net	(1,178)				(1,178)
Other, net	(435)				(435)

Total other income	3,356				3,356

Income before income taxes	5,020		31		5,051
Provision for income taxes	3,448		613	(b)	4,061

Net income	$1,572		$(582)		$990

Net income per common share:
Basic	$0.03		$(0.01)		$0.02
Diluted	$0.03		$(0.01)		$0.02
Weighted average common shares outstanding used for basic and diluted income per common share:
Basic	60,170				60,170
Diluted	61,190				61,190

(a)	Adjusted to reflect expense reduction related to a sabbatical-leave program.

(b)	Adjusted to reflect the impact of changes in foreign exchange rates on certain foreign currency denominated tax assets and liabilities ($1,129), the impact of certain previously unidentified basis differences ($654), partially offset by an error in the calculation of taxes payable ($1,170).

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended March 31, 2002
	(as reported)	(adjustments)		(as restated)
Net revenues	$326,498	$		$326,498
Cost of revenues:
Cost of net revenues	44,050		26 (a)	44,076
Amortization and impairment of acquired developed technology	11,332			11,332

Total cost of revenues	55,382		26	55,408

Gross profit	271,116		(26)	271,090

Operating expenses:
Sales and marketing	170,851		491 (a)	171,342
Research and development	110,118		607 (a)	110,725
General and administrative	43,693		168 (a)	43,861
Amortization and impairment of intangible assets	103,200		—	103,200
Restructuring expenses	81,820		—	81,820

Total operating expenses	509,682		1,266	510,948

Operating loss	(238,566)		(1,292)	(239,858)

Other income (expense):
Interest income, net	6,522			6,522
Gain (loss) on investments and other, net	(6,980)			(6,980)
Loss on equity affiliate	(36,016)			(36,016)
Litigation settlements, net	(31,402)			(31,402)
Other, net	(122)			(122)

Total other expense	(67,998)			(67,998)

Loss before income taxes	(306,564)		(1,292)	(307,856)
Provision for income taxes	2,266		658 (b)	2,924

Net loss	$(308,830)		$(1,950)	$(310,780)

Net loss per common share:
Basic	$(5.31)		$(0.03)	$(5.34)
Diluted	$(5.31)		$(0.03)	$(5.34)
Weighted average common shares outstanding used for basic and diluted loss per common share:
Basic	58,190			58,190
Diluted	58,190			58,190

(a)	Adjusted to reflect expense related to a sabbatical-leave program.

(b)	Adjusted to reflect the impact of certain previously identified basis differences ($223), adjustments related to the realization of deferred tax assets ($834), partially offset by changes in foreign exchange rates on certain foreign currency denominated tax assets and liabilities ($399).

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended March 31, 2004
	(as reported)	(adjustments)		(as restated)
Cash flows from operating activities:
Net income	$41,484	$(2,909	)(a)	$38,575
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,540	4,445	(b)	22,985
Acquisition of in-process research and development	2,010			2,010
Loss (gain) on investments and other, net	(927)			(927)
Deferred income taxes	(6,279)			(6,279)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(8,752)			(8,752)
Prepaid expenses and other current assets	(282)	(3,112	)(b)	(3,394)
Accounts payable and other current liabilities	5,893	2,909	(a)	8,802
Accrued restructuring	(12,527)			(12,527)
Deferred revenues	2,713			2,713

Net cash provided by (used in) operating activities	41,873	1,333		43,206

Cash flows from investing activities:
Purchases of available-for-sale short-term investments	(313,098)			(313,098)
Proceeds from sales and maturities of available-for-sale short-term investments	241,136			241,136
Cash acquired (used) in business combination, net of cash paid and acquisition costs	9,726			9,726
Purchases of property and equipment	(25,707)			(25,707)
Increase in restricted cash related to acquisitions and other, net	(11,973)			(11,973)
Other, net	(2,060)	(1,333	)(b)	(3,393)

Net cash used in investing activities	(101,976)	(1,333)		(103,309)

Cash flows from financing activities:
Proceeds from issuance of common stock	55,934			55,934

Net cash provided by financing activities	55,934			55,934

Net increase (decrease) in cash and cash equivalents	(4,169)			(4,169)

Cash and cash equivalents, beginning of year	96,831	—		96,831

Cash and cash equivalents, end of year	$92,662	$—		$92,662

Supplemental disclosures:
Cash paid for taxes	$5,498			$5,498
Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$1,410	$15		$1,425
Common stock issued and options assumed in purchase business combinations	$46,602			$46,602
Unrealized gain (loss) on available-for-sale securities	$(136)			$(136)

(a)	Adjustments related to a sabbatical-leave program and income taxes.

(b)	Reflects the reclassification of certain intangible assets so as to present all intangible assets, exclusive of goodwill, in purchased and other intangible assets, net.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended March 31, 2003
	(as reported)	(adjustments)		(as restated)
Cash flows from operating activities:
Net income	$1,572	$(582	)(a)	$990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,368	4,799	(b)	31,167
Write-off and impairment of long-lived assets, including intangible assets	19,189			19,189
Acquisition of in-process research and development	357			357
Loss (gain) on investments and other, net	(852)			(852)
Amortization of non-cash stock compensation	281			281
Deferred income taxes	(460)	1		(459)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(1,571)			(1,571)
Prepaid expenses and other current assets	6,133	(2,537	)(b)	3,596
Accounts payable and other current liabilities	(8,152)	582	(a)	(7,570)
Accrued restructuring	(11,945)			(11,945)
Deferred revenues	9,125			9,125

Net cash provided by (used in) operating activities	40,045	2,263		42,308

Cash flows from investing activities:
Purchases of available-for-sale short-term investments	(155,079)			(155,079)
Proceeds from sales and maturities of available-for-sale short-term investments	131,186			131,186
Cash acquired (used) in business combination, net of cash paid and acquisition costs	(4,538)			(4,538)
Purchases of property and equipment	(6,243)			(6,243)
Increase in restricted cash related to acquisitions and other, net	(3)			(3)
Other, net	8,208	(2,263	)(b)	5,945

Net cash used in investing activities	(26,469)	(2,263)		(28,732)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,381			16,381

Net cash provided by financing activities	16,381			16,381

Net increase (decrease) in cash and cash equivalents	29,957			29,957

Cash and cash equivalents, beginning of year	66,874	—		66,874

Cash and cash equivalents, end of year	$96,831	$—		$96,831

Supplemental disclosures:
Cash paid for taxes	$3,427			$3,427
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$534			$534
Tax benefit on exercise of stock options	$—	$194		$194

(a)	Adjustments related to a sabbatical-leave program and income taxes.

(b)	Reflects the reclassification of certain intangible assets so as to present all intangible assets, exclusive of goodwill, in purchased and other intangible assets, net.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended March 31, 2002
	(as reported)	(adjustments)		(as restated)
Cash flows from operating activities:
Net loss	$(308,830)	$(1,950	)(a)	$(310,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	151,442	4,301	(b)	155,743
Write-off and impairment of long-lived assets, including intangible assets	24,678			24,678
Loss (gain) on investments and other, net	7,610			7,610
Amortization of non-cash stock compensation	689			689
Loss on equity affiliate	36,016			36,016
Deferred income taxes	2,809	702	(b)	3,511
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	14,670			14,670
Prepaid expenses and other current assets	3,118	(2,970	)(b)	148
Accounts payable and other current liabilities	(25,103)	1,248	(a)	(23,855)
Accrued restructuring	43,033			43,033
Deferred revenues	7,809			7,809

Net cash provided by (used in) operating activities	(42,059)	1,331		(40,728)

Cash flows from investing activities:
Purchases of available-for-sale short-term investments	(130,690)			(130,690)
Proceeds from sales and maturities of available-for-sale short-term investments	96,592			96,592
Purchases of property and equipment	(17,392)			(17,392)
Purchases of investments	(2,995)			(2,995)
Proceeds from sale-leaseback	22,125			22,125
Increase in restricted cash related to acquisitions and other, net	(2,207)			(2,207)
Other, net	5,884	(1,331)		4,553

Net cash used in investing activities	(28,683)	(1,331)		(30,014)

Cash flows from financing activities:
Proceeds from issuance of common stock	21,109			21,109

Net cash provided by financing activities	21,109	—		21,109

Net increase (decrease) in cash and cash equivalents	(49,633)	—		(49,633)

Cash and cash equivalents, beginning of year	116,507			116,507

Cash and cash equivalents, end of year	$66,874	$—		$66,874

Supplemental disclosures:
Cash paid for taxes	$3,014			$3,014
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(466)			$(466)
Tax benefit on exercise of stock options	$—	$222		$222

(a)	Adjustments related to a sabbatical-leave program and income taxes.

(b)	Reflects the reclassification of certain intangible assets so as to present all intangible assets, exclusive of goodwill, in purchased and other intangible assets, net.

4.	Reclassifications

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Also reflected in these restated financial statements is the reclassification of certain intangible assets on our consolidated balances sheets so as to present all intangible assets, exclusive of goodwill, in purchased and other intangible assets, net.

5.	Business Combinations

eHelp Corporation—On December 19, 2003, the Company acquired all of the outstanding stock of privately-held eHelp Corporation (“eHelp”), a provider of rich media help authoring software applications. By combining eHelp solutions with the Macromedia authoring family and with its business solutions products, developers will be able to create and deliver rich user assistance and tutorial content. The purchase price of eHelp was $66.4 million, including direct transaction costs of approximately $0.7 million. The purchase price was comprised of the issuance of approximately 2.4 million shares of the Company’s common stock valued at $42.3 million, $18.9 million in cash, of which $4.9 million was paid as of March 31, 2004, the balance of which remains payable subject to certain indemnification obligations of eHelp, and the assumption of converted options to purchase 423,000 shares of the Company’s common stock with a Black-Scholes fair value of $4.3 million. The corresponding obligations have been included in current liabilities. In connection with the acquisition, the Company acquired net tangible assets of $8.0 million, including $15.2 million of cash. The acquisition was recorded using the purchase method of accounting. The results of eHelp’s operations were combined with those of the Company from the date of acquisition and were not material in fiscal year 2004.

The purchase price has been allocated based on the estimated fair value of net tangible assets and appraised values of intangible assets acquired as follows (in thousands):

(as restated)
Net tangible assets of eHelp	$7,969
Acquired in-process research and development	2,010
Acquired developed technology	9,466
Trade name and customer list	2,046
Goodwill	44,740

Total purchase price	$66,231

The acquired net tangible assets of eHelp were allocated in the accompanying consolidated balance sheet as follows (in thousands):

(as restated)
Cash	$15,179
Accounts receivable	1,849
Property and equipment and other	962
Accounts payable and accrued liabilities	(10,021)

Net tangible assets acquired	$7,969

The value allocated to developed technology and trade name and customer list will be amortized over four years on a straight-line basis. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. The value allocated to goodwill of $44.7 million will not be amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (see Note 10) and is attributable to the premium paid for the opportunity for enhanced revenue growth in the automated user assistance software market. Pro forma information has not been provided as the acquisition is not material to the Company’s consolidated operating results.

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31,
	2004	2003
Accounts receivable	$45,225	$42,044
Less:
Allowance for doubtful accounts	(1,919)	(3,174)
Allowance for sales returns	(5,096)	(11,260)

	$38,210	$27,610

8.	Restricted Cash

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

9.	Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,
	2004	2003
Land	$4,397	$—
Buildings	10,293	—
Construction in progress	5,097	—
Computer equipment	22,856	22,461
Computer software	6,142	6,058
Office equipment and furniture	17,134	17,816
Leasehold improvements	25,845	25,242

	91,764	71,577
Less accumulated depreciation and amortization	(46,252)	(36,721)

	$45,512	$34,856

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

10.	Goodwill and Purchased and Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in fiscal year 2003, and no longer amortizes goodwill, which had a net book value of $239.0 million and $201.4 million at March 31, 2004 and 2003, respectively. The Company

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continues to amortize its other intangible assets, including acquired developed technology, over their estimated useful lives. The amortization of acquired developed technology, which is a component of cost of revenues, was $2.0 million, $6.1 million and $11.3 million in fiscal years 2004, 2003, and 2002, respectively. The amortization of other intangible assets, excluding acquired developed technology, was $1.1 million, $1.6 million and $103.2 million in fiscal years 2004, 2003 and 2002, respectively.

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

The following table presents the impact of adopting SFAS No. 142 on net income (loss) and net income (loss) per common share as if SFAS No. 142 had been in effect in fiscal years 2004, 2003 and 2002 (in thousands, except per share data):

	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Net income (loss)—as reported	$38,575	$990	$(310,780)
Amortization of goodwill	—	—	93,050
Amortization of assembled workforce	—	—	8,000

Net income (loss)—as adjusted	$38,575	$990	$(209,730)

Basic net income (loss) per common share
As reported	$0.60	$0.02	$(5.34)
As adjusted	$0.60	$0.02	$(3.60)
Diluted net income (loss) per common share—as adjusted
As reported	$0.56	$0.02	$(5.34)
As adjusted	$0.56	$0.02	$(3.60)

The change in the carrying amount of goodwill for the fiscal year ended March 31, 2004 is as follows (in thousands):

Carrying Amount
(as restated)
Balance as of March 31, 2003	$201,350
Acquisitions (see Note 5)	46,372
Tax benefit recognition	(8,708)

Balance as of March 31, 2004	$239,014

At March 31, 2004, the goodwill balance increased by $37.4 million from the March 31, 2003 balance of $201.4 million. The increase was due to an addition of $46.1 million primarily related to the December 2003 acquisition of eHelp (see Note 5), offset by a $9.0 million reduction in goodwill related to the recognition of tax benefit for deferred tax assets resulting from a business combination occurring in a prior period. Because these tax benefits had been fully reserved when the business combination was initially recorded, SFAS No. 109, Accounting for Income Taxes, requires that recognition of such benefit be reflected as a reduction of goodwill rather than a reduction to the Company’s provision for income tax.

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

Purchased and Other Intangible Assets—As a result of the impairment of its acquired developed technology, the Company also performed an impairment analysis on the trade name associated with its fiscal year 2001 acquisition of Allaire. The Company performed the analysis under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, initially comparing the estimated undiscounted cash flows of the trade name to its carrying value. As a result of this analysis, the Company recorded an impairment charge of $1.7 million for the trade name asset in fiscal year 2003. This charge represented the amount by which the carrying value exceeded its fair value, estimated by calculating its discounted cash flows.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2004 and 2003, amortizable purchased and other intangible assets consisted of the following (in thousands):

	March 31, 2004			March 31, 2003
	Gross Amount after Impairment	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Impairment	Net
Acquired developed technology	$29,630	$(19,727)	$9,903	$35,830	$(17,773)	$(15,665)	$2,392
Purchased technology	3,258	(1,376)	1,882	2,431	(523)	—	1,908
Localization	3,737	(1,519)	2,218	4,839	(2,705)	—	2,134
Acquired trade names, trademarks, and other intangible assets	8,158	(5,111)	3,047	7,762	(3,977)	(1,651)	2,134

	$44,783	$(27,733)	$17,050	$50,862	$(24,977)	$(17,316)	$8,568

The net book value of the Company’s purchased and other intangible assets and their estimated remaining useful lives at March 31, 2004 are (in thousands):

	Net Book Value	Weighted Average Estimated Remaining Useful Life
Goodwill	$239,014	Indefinite
Purchased technology	1,882	15 months
Localization	2,218	9 months
Trade names, trademarks, and other intangible assets	3,047	40 months
Acquired developed technology	9,903	42 months

	$256,064

The following table depicts the Company’s estimated future amortization charges from its amortizable purchased and other intangible assets at March 31, 2004 (in thousands):

	Acquired Developed Technology	Purchased Technology & Localization	Estimated Future Amortization
2005	$3,942	3,117	$7,059
2006	3,837	753	4,590
2007	3,116	280	3,396
2008	2,055	0	2,055

Total	$12,950	$4,150	$17,100

11.	Investment in Equity Affiliate

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13.	Commitments and Contingencies

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

Future minimum payments under operating leases with an initial term of more than one year and future minimum sublease income are summarized as follows (in thousands):

	Net Lease Obligations			Gross Restructured Lease Obligations
	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Year ending March 31,
2005	$28,611	$(8,237)	$20,374	$14,029
2006	24,450	(7,485)	16,965	12,621
2007	20,382	(6,422)	13,960	10,955
2008	20,039	(5,444)	14,595	10,467
2009	18,317	(4,997)	13,320	9,479
Thereafter	24,974	(6,357)	18,617	11,849

	$136,773	$(38,942)	$97,831	$69,400

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Stockholders’ Equity

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

In March 2000 the FASB issued FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25. Among other things, FIN No. 44 clarifies the accounting treatment for stock repurchases and exchanges and the criteria for such a transaction to qualify as a non-compensatory arrangement. On May 4, 2001, the Company announced an offer for existing stock option holders to exchange outstanding stock options for new options to be granted in excess of six months from the date the offer expired, June 4, 2001 (the “Option Exchange”). In connection with the Option Exchange, the Company cancelled 7.4 million common stock options and on December 21, 2001, re-granted 6.6 million common stock options at an exercise price of $15.99 per share, which represented fair market value. The Option Exchange did not have an impact on the Company’s financial statements in fiscal year 2002.

The options outstanding under the Macromedia Plans include stock options that were assumed by the Company as a result of merger activities. All of the acquired options have been adjusted to give effect to the respective conversion terms between the Company and companies acquired.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the stock purchase activity under the 2003 ESPP and 2001 ESPP for fiscal years 2004, 2003 and 2002 (shares in thousands):

	2004	2003	2002
Number of shares purchased	1,158	1,141	471
Average purchase price per share	$6.05	$5.38	$12.57

15.	Litigation Settlements

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

16.	Foreign Currency Forward Contracts

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

Balance Sheet Hedging. The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of other income (expense), net on its consolidated statements of operations. These derivative instruments substantially offset the re-measurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At March 31, 2004, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

17.	Income Taxes

Income (loss) before the provision for income taxes included net income from the Company’s foreign subsidiaries of $17.7 million and $7.5 million for fiscal years 2004 and 2003, respectively. In fiscal year 2002, the loss before the provision for income taxes included a net loss from the Company’s foreign subsidiaries of $27.0 million.

The components of the provision for income taxes were as follows (in thousands):

	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Current
Federal	$8,708	$458	$(2,760)
State	256	—	(473)
Foreign	8,987	3,868	2,424

Total current	17,951	4,326	(809)
Deferred:
Federal	(3,973)	(290)	1,958
State	(1,687)	(169)	1,553
Foreign	(619)	—	—

Total deferred	(6,279)	(459)	3,511
Charge in lieu of taxes attributable to employee stock plans	1,425	194	222

Provision for income taxes	$13,097	$4,061	$2,924

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

The provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes, as a result of the following (in thousands):

	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Computed tax (benefit) at federal statutory rate	$18,085	$1,768	$(107,750)
State taxes, net	(934)	25	1,404
Goodwill impairment and in process R&D	704	—	32,489
Foreign tax (benefits) provided for at rates other than U.S. statutory rates	1,994	1,259	11,859
Change in valuation allowance	(7,016)	345	64,672
Deemed dividend from foreign subsidiaries	—	403	—
Permanent differences	264	261	250

Provision for income taxes	$13,097	$4,061	$2,924

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	March 31,
	2004	2003
	(as restated)	(as restated)
Deferred tax assets:
Reserves, accruals and other	$66,060	$68,264
Net operating loss carryforwards (federal)	181,825	177,369
Net operating loss carryforwards (state)	22,815	22,535
Credit for research activities	46,228	48,278
Other credits	12,207	11,463

Total deferred tax assets	329,135	327,909
Less valuation allowance	(307,911)	(316,548)

Net deferred tax assets	21,224	11,361
Deferred tax liabilities:
Intangible assets	(4,631)	(1,047)

Net deferred tax assets	$16,593	$10,314

The Company has established a valuation allowance to reduce the deferred tax assets to a level that the Company believes is more likely than not to be realized through future taxable income. Approximately $191.6 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current income when subsequently recognized. Also, approximately $36.8 million of the valuation allowance for deferred tax assets relates to various acquisitions, the benefit from which will be allocated to goodwill and other identifiable intangible assets related to the acquisition rather than current tax expense when subsequently recognized.

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

As of March 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $519.5 million and $415.2 million, respectively. If not utilized, net operating loss carryforwards will expire in fiscal years 2005 through 2024.

The Company also had research and experimentation credit carryforwards of approximately $29.1 million and $25.7 million for federal and California income tax purposes, respectively. In addition, the Company had foreign tax credit carryforwards of approximately $7.2 million for federal income tax purposes and Enterprise Zone and Manufacturer Investment credits of $6.7 million for California income tax purposes. If not utilized, the federal research credit carryforwards will expire in fiscal years 2005 through 2024 while the California research credits may be carried forward indefinitely; the foreign tax credit carryforwards will begin to expire in fiscal year 2005 and will continue through 2008, while the California Enterprise Zone credit may be carried forward indefinitely and the Manufacturer Investment credit will expire in fiscal years 2009 through 2014.

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

18.	Employee Benefit Plans

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Net Income (Loss) Per Share

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

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Numerator:
Net income (loss)	$38,575	$990	$(310,780)

Denominator:
Basic weighted average number of common shares outstanding*	64,380	60,170	58,190
Effect of dilutive potential common shares resulting from stock options and ESPP shares	5,050	1,020	—

Diluted weighted average number of common shares outstanding	69,430	61,190	58,190

Basic net income (loss) per common share	$0.60	$0.02	$(5.34)

Diluted net income (loss) per common share	$0.56	$0.02	$(5.34)

*	Weighted average treasury shares are excluded from the computation of the basic weighted average number of common shares outstanding.

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Segment Reporting, Geographic Information and Significant Customers

At March 31, 2004, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers both technical and non-technical individuals to create effective user experiences on the Internet.

The Company has realigned its net product revenues into three main categories identified by the markets which they serve: Designer and Developer, Business User, and Consumer. In addition, Other includes revenues from training, technical support and other miscellaneous revenues. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on net revenues and total operating expenses of the Software segment.

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

	2004	2003	2002
Net Revenues:
North America	$206,414	$196,852	$196,847
Europe	94,404	87,737	77,874
Asia Pacific and Other	68,968	52,324	51,777

	$369,786	$336,913	$326,498

Total Assets (as restated):
North America	$628,488	$486,550
Europe	48,446	36,988
Asia Pacific and Other	6,129	3,843

	$683,063	$527,381

Long-lived assets:
United States	$297,812	$241,041
International	3,764	3,704

	$301,576	$244,745

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Quarterly Information (unaudited)

Summarized quarterly financial information for fiscal years 2004 and 2003 is as follows (in thousands, except per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31
	(as restated)	(as restated)	(as restated)	(as restated)
Fiscal Year 2004
Net revenues	$83,064	$89,871	$94,845	$102,006
Gross profit	75,547	81,674	86,793	93,150
Operating income	7,156	11,238	12,531	17,122
Net income	5,010	9,193	9,424	14,948
Net income per common share:
Basic	$0.08	$0.15	$0.15	$0.22
Diluted	$0.08	$0.13	$0.13	$0.21
Fiscal Year 2003
Net revenues	$84,294	$85,866	$83,159	$83,594
Gross profit	70,368	59,279	74,292	75,140
Operating income (loss)	(4,534)	(11,802)	9,311	8,720
Net income (loss)	(2,151)	(11,309)	8,339	6,111
Net income (loss) per common share:
Basic	$(0.04)	$(0.19)	$0.14	$0.10
Diluted	$(0.04)	$(0.19)	$0.14	$0.10

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

	Quarter Ended
	June 30	September 30	December 31	March 31
	(as restated)	(as restated)	(as restated)	(as restated)
	(In thousands, except per share data)
Fiscal Year 2004
Net income:
As reported	$5,010	$9,193	$9,424	$14,948
Stock-based compensation costs, net of taxes, that would have been included in the determination of net income had the fair value-based method been applied to all awards	(30,952)	(31,119)	(26,734)	(17,301)

Pro forma net loss	$(25,942)	$(21,926)	$(17,310)	$(2,353)

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	June 30	September 30	December 31	March 31
	(as restated)	(as restated)	(as restated)	(as restated)
	(In thousands, except per share data)
Basic net income (loss) per common share:
As reported	$0.08	$0.15	$0.15	$0.22
Pro forma	$(0.42)	$(0.35)	$(0.27)	$(0.03)
Diluted net income (loss) per common share:
As reported	$0.08	$0.13	$0.13	$0.20
Pro forma	$(0.42)	$(0.35)	$(0.27)	$(0.03)
Fiscal Year 2003
Net income (loss):
As reported	$(2,151)	$(11,309)	$8,339	$6,111
Stock-based compensation costs, net of taxes, included in the determination of net income (loss) as reported	99	98	84	—
Stock-based compensation costs, net of taxes, that would have been included in the determination of net income (loss) had the fair value-based method been applied to all awards	(29,744)	(30,131)	(29,516)	(30,222)

Pro forma net loss	$(31,796)	$(41,342)	$(21,093)	$(24,111)

Basic net income (loss) per common share:
As reported	$(0.04)	$(0.19)	$0.14	$0.10
Pro forma	$(0.53)	$(0.69)	$(0.35)	$(0.40)
Diluted net income (loss) per common share:
As reported	$(0.04)	$(0.19)	$0.13	$0.10
Pro forma	$(0.53)	$(0.69)	$(0.35)	$(0.40)

MACROMEDIA, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Additions/ (Deduction) to Provision/ Valuation Allowance	Deductions, Returns and Write- Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended March 31, 2004	$3,174	$(402)	$(853)	$1,919
Year ended March 31, 2003	3,506	332	(664)	3,174
Year ended March 31, 2002	1,531	3,919	(1,944)	3,506
Allowance for Sales Returns
Year ended March 31, 2004	$11,260	$22,095	$(28,259)	$5,096
Year ended March 31, 2003	10,208	23,768	(22,716)	11,260
Year ended March 31, 2002	11,899	26,069	(27,760)	10,208
Valuation Allowance for Deferred Tax Assets
Year ended March 31, 2004 (as restated)	$316,548	$—	$(8,637)	$307,911
Year ended March 31, 2003 (as restated)	296,335	20,213	—	316,548
Year ended March 31, 2002 (as restated)	235,325	61,010	—	296,335