Form 10-K
period 2005-03-31
MACROMEDIA INC
filed 2005-06-15
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-22688

MACROMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	601 Townsend Street	94-3155026
(State or other jurisdiction of incorporation or organization)	San Francisco, California 94103 Telephone: (415) 832-2000	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter: $1.4 billion (based on the closing sales price of the Registrant’s common stock on that date). See definition of affiliate in Rule 12b-2 of the Exchange Act. As of June 3, 2005, there were 77.0 million shares of the Registrant’s common stock, $0.001 par value per share, outstanding, including 1.8 million shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

(1)	Designated portions of the Proxy Statement relating to the 2005 Annual Meeting of Stockholders (“Proxy Statement”): Part III (Items 10, 11, 12, 13 and 14). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

MACROMEDIA, INC.

FORM 10-K

ANNUAL REPORT

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

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

Merger of Macromedia, Inc. with Adobe Systems Incorporated

On April 17, 2005, Adobe Systems Incorporated (“Adobe”) entered into a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Macromedia, Inc. (“Macromedia”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Avner Acquisition Sub, Inc., a wholly owned subsidiary of Adobe, will merge with and into Macromedia, with Macromedia as the surviving corporation of the merger (the “Merger”). As a result of the Merger: (i) Macromedia will become a wholly owned subsidiary of Adobe; and (ii) each outstanding share of our common stock will be converted into the right to receive 1.38 shares of Adobe common stock (after taking into account the two-for-one stock split in the form of a stock dividend of Adobe common stock distributed on May 23, 2005 to Adobe stockholders of record as of May 2, 2005) (the “Exchange Ratio”). Consummation of the Merger is subject to customary closing conditions and regulatory approvals, including antitrust approvals and approval by the stockholders of Adobe and Macromedia, respectively. The Merger is expected to close in the Fall of calendar year 2005 and may not be completed if any of the conditions are not satisfied or waived. Unless otherwise indicated, the discussions in this document relate to Macromedia as a standalone entity and do not reflect the impact of the proposed merger with Adobe.

Overview

We are an independent software company providing software that empowers designers, developers and business users to create and deliver effective user experiences on the Internet, fixed media, and wireless and digital devices. Our integrated family of technologies enables the development of a wide range of internet and mobile application solutions.

We were incorporated in Delaware in February 1992. In January 2005, we began the process of relocating our principal executive offices from 600 Townsend Street, San Francisco, California 94103 to 601 Townsend Street, San Francisco, California 94103. The relocation of our principal executive offices was completed in April 2005. Our telephone number is (415) 832-2000.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We also make available free of charge copies of our SEC filings and submissions on our website, www.macromedia.com, as soon as practicable after electronically filing or furnishing such documents to the SEC.

Market Opportunity

We believe that several broad industry trends in the development of software systems for corporate businesses, government and educational institutions, service providers and enterprises are shaping the market opportunities for our products and services. These broad industry trends include the following:

•	The digital world has come to understand what the physical world has known for some time: great experiences build great businesses. Organizations are increasingly focused on providing great experiences for their customers, partners and employees both in the physical and digital worlds.

•	The market for wireless and digital devices, including internet-connected devices, cellular phones, personal digital assistants, game consoles and home entertainment systems continues to expand. This expansion increases the opportunities for applications that build on these evolving platforms and user experiences.

•	As technologies evolve to meet user demands, the web environment is evolving from a flat, text oriented web to a rich multimedia web with the use of images, animation, voice and increasingly, video.

•	Great user experiences are driving results, both on personal computers (“PCs”) and non-PCs, including internet-connected devices, cellular phones, personal digital assistants, game consoles and home entertainment systems. Businesses are realizing that online sales success and customer retention depend on providing dependable, usable online experiences in the areas of e-commerce, communication, training, marketing and collaboration.

•	Organizations are continuing to adopt internet technologies as a primary mechanism for deploying content and applications to end users. This trend began in the mid 1990s and is continuing today as more and more organizations recognize the benefits of using internet technologies to communicate and interact with employees, customers and partners, moving the development of websites from smaller design firms to integral functions within Information Technology (“IT”) departments.

•	The communications sector is beginning to adopt new modes of transmitting information, like voice over internet protocol (“IP”) and video over IP. This trend is making IP-centric communication and media transfers available in a number of areas, from marketing and training, to online communication and collaboration.

•	Large organizations are migrating existing business systems to a new generation of application-server technologies. Companies are recognizing the importance of rich internet application interfaces, powered by Macromedia Flash, which provide better experiences for their users.

•	Whereas in the past, business users hired technical users to write to the web, trends suggest that business users increasingly want the flexibility to write to the web themselves. These trends are creating new market opportunities for applications that facilitate the creation and posting of information to websites.

In the context of these broad industry trends, we believe there is a significant opportunity for software that makes it easier and more cost-effective to create content and applications that provide great user experiences. Creating high-quality, responsive and effective interfaces for users requires a combination of client software for enabling display and user interaction, server software that can extend application server communication technologies and development tools to design content, develop interactions and integrate content and application functionality.

The current trends in the business, education and government sectors described above continue to influence the long-term demands for specialized computing skills in the labor force. As a result, educational institutions in both the K-12 and higher education markets are seeking to incorporate technology into their curricula that enables students to learn professional skills and gain general computer competencies through the use of software. The demand for technology in the education market represents another opportunity for us to sell our products directly to educational institutions, instructional program designers and students.

Products

Macromedia serves three broad markets, the Designer and Developer, the Business User and the Consumer, with its primary product offerings as follows:

Designer and Developer	Business User	Consumer
Macromedia Studio MX and Macromedia Studio MX Professional	Macromedia Breeze	Macromedia Flash Lite
Macromedia Flash MX and Macromedia Flash MX Professional	Macromedia Contribute	Macromedia Flash SDK
Macromedia Dreamweaver MX	Macromedia Captivate
Macromedia Director
Macromedia RoboHelp
Macromedia FreeHand
Macromedia Fireworks
Macromedia Authorware
Macromedia Flash Player
Macromedia Shockwave Player
Macromedia Flex
Macromedia ColdFusion MX
Macromedia JRun

DESIGNER AND DEVELOPER MARKET

Products marketed to Designers and Developers include web development tools for creating rich internet applications (“RIAs”), multimedia and graphics software tools, and server software. In fiscal years 2005, 2004 and 2003, these revenues comprised 79%, 89% and 94% of total net revenues, respectively.

Our MX family of products provides a complete, integrated solution for building internet applications that combine the interactivity of multimedia and desktop applications, the multi-way communication capabilities of collaborative computing systems and the flexible deployment characteristics of web applications. The products in the Macromedia MX family include Macromedia Dreamweaver MX, Macromedia Flash MX, Macromedia Flash MX Professional and Macromedia Fireworks MX. These products are licensed individually and together in a suite, Macromedia Studio MX, which also includes Macromedia FreeHand MX and a development license of ColdFusion MX Server Professional Edition.

Our server software, which includes Macromedia ColdFusion MX, Macromedia Flex, and Macromedia JRun is used by thousands of companies worldwide to develop and deploy web applications. Our server products are available across multiple platforms including the leading server Operating Systems (“OS”) and Unix NT platforms.

Macromedia’s client software enables users to view content created in our Flash and Shockwave formats. We distribute our client software for the personal computing platform directly through downloads from our websites at no charge and through original equipment manufacturers (“OEMs”) such as Microsoft Corporation

(“Microsoft”), Apple Computer, Inc. (“Apple”) and Dell Inc. (“Dell”). In addition, we also license our client software for non-personal computing platforms on a per-license fee basis to OEMs including Casio Computer Co., Ltd. and Sony Corporation. Our two primary client software products are Macromedia Flash Player and Macromedia Shockwave Player. We reflect related revenues as part of either our Designer and Developer market or our Consumer market, depending on the end user of our licensed client software.

Our primary products which address the needs of designers and developers include the following:

Macromedia Studio MX and Macromedia Studio MX Professional—Macromedia Studio MX is a suite of integrated application tools for developing the full spectrum of internet solutions, from simple HTML to the emerging class of RIAs. Macromedia Studio MX includes Macromedia Dreamweaver MX, Macromedia Flash MX, Macromedia Fireworks MX, Macromedia FreeHand MX and a developer edition of ColdFusion MX. Macromedia Studio MX is also available with Flash MX Professional as Macromedia Studio MX Professional, which is primarily marketed to developers and experienced designers in need of more video capabilities in developing Flash content.

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

Macromedia Flash MX and Macromedia Flash MX Professional—Macromedia Flash MX and Macromedia Flash MX Professional provide development environments for creating internet user experiences that integrate animations, motion graphics, sound, text, video and application functionality. Solutions built with Macromedia Flash MX are deployed via the web to browsers and internet-connected devices that run Macromedia Flash Player. Macromedia Flash MX and Macromedia Flash MX Professional are part of the Macromedia MX product family, which are designed to work with and complement the other Macromedia MX products, including integration on the server side with Macromedia ColdFusion MX.

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

Macromedia RoboHelp—Macromedia RoboHelp is a help authoring tool used by developers and technical writers to create professional help systems and documentation for desktop and web-based applications. RoboHelp users can leverage support for XML, portable document format (“PDF”) import/export, content management, distributed workforces, team authoring capabilities, as well as the newly released JavaHelp 2.0 from Sun Microsystems, Inc. (“Sun”).

Macromedia FreeHand MX—Macromedia FreeHand MX is a professional vector graphics tool that designers and illustrators use to create high quality images that can be scaled. Macromedia FreeHand MX supports developing images for print, the web and the Macromedia Flash Player.

Macromedia Fireworks MX—Macromedia Fireworks MX is a professional graphics design tool for building interactive web graphics. Macromedia Fireworks MX gives professional designers, as well as developers who need to create graphics for websites and applications, tools for creating images that can be deployed to web browsers and the Macromedia Flash Player. Macromedia Fireworks MX integrates with Macromedia Flash MX and Macromedia Dreamweaver MX.

Macromedia Authorware—Macromedia Authorware is a rich media authoring tool used to develop caption based e-learning on Windows and Macintosh based platforms. Uses of Macromedia Authorware range from creating web-based tutorials to simulations incorporating audio and video. Applications developed with Macromedia Authorware can be delivered on the web, over corporate networks or on CD-ROM.

Macromedia Flash Player—Macromedia Flash Player is the most widely distributed rich client software on the Internet. The player provides a runtime environment for text, graphics, animations, sound, video, application forms and two-way communications. According to a March 2005 survey conducted by The NPD Group, Inc. (“The NPD Group”), a provider of global information for measuring product movement and consumer behavior in a variety of industries, 98% of worldwide web users, which represents approximately 560 million personal computing devices, could view content created for the Flash Player. The Flash Player is also available on a wide range of internet-connected technologies such as wireless and handheld devices, interactive TV and game consoles.

Macromedia Shockwave Player—Macromedia Shockwave Player is a rich media player used for deploying multimedia content for use in internet solutions including education, training, games and commerce. According to a survey conducted by The NPD Group, at March 2005, Macromedia Shockwave Player was available to approximately 54% of worldwide web users, which represents approximately 308 million personal computing devices.

Macromedia Flex—Macromedia Flex provides a solution for enterprise programmers that build and deploy enterprise class applications and leverage Macromedia’s widely used Flash Player technology. Flex is a presentation server and application framework that helps developers put more effective interfaces on critical business applications. With Flex, enterprise-class applications are able to combine the rich user interface of desktop software with the reach and ease of deployment of the web.

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

BUSINESS USER MARKET

We introduced products which address the needs of non-technical business users to communicate, create and deliver information over the Internet into the market place in fiscal year 2003. In fiscal years 2005, 2004 and 2003, these revenues comprised 12%, 6% and 1% of total net revenues, respectively. Products which address the needs of non-technical business users include the following:

Macromedia Breeze—Macromedia Breeze is a rich web communication system which enables organizations to deliver online training, marketing, sales and web conferencing solutions which are instantly accessible by customers, partners and employees using Macromedia Flash content and Microsoft PowerPoint to author their content. Macromedia Breeze consists of the core Breeze Server and modules that provide specific application functionality, including Breeze Training and Breeze Meeting. Breeze can be deployed with either some or all of these components together. Breeze Training allows the user to build a complete online training system with PowerPoint presentations that include surveys, analysis, course administration and content management. Breeze Meeting allows users to meet instantly with colleagues in virtual online meetings, to provide seminar and training sessions as well as to conduct business presentations through the web.

Macromedia Contribute—Macromedia Contribute is an easy way to update, add and publish web content. With Macromedia Contribute, non-technical business users can make changes to intranet and internet websites while automatically maintaining site standards for style, layout and code. As a server application, Macromedia Contribute provides a web publishing system which enables Information Technology professionals to manage and administer users and permissions as part of the web publishing process. Macromedia Contribute enables content providers and web professionals to save time and streamline the web-content maintenance process.

Macromedia Captivate—Macromedia Captivate is a tool which enables users to create interactive demonstrations and software simulations in the Flash file format. Macromedia Captivate records users’ actions in any application and instantly creates Flash simulations with visible and audible mouse movements. The small file size and high resolution make Macromedia Captivate simulations and demonstrations easy to publish online or burn onto a CD for use in training, sales, marketing or user support. Used in combination with Macromedia Breeze, Macromedia Captivate provides a robust technology solution to bring understanding and retention to the end users of rapid training and e-learning solutions.

CONSUMER MARKET

Our strategy in addressing the Consumer Market is to license our Flash Player technology (described above in our Designer and Developer products) to device manufacturers, telecommunications carriers and news and entertainment networks who embed our technology on their platforms, enabling them to provide multimedia content and deliver Flash-based information to their customers. As Flash Player technology penetrates digital devices and platforms, millions of developers are able to use the Flash MX authoring products to create both engaging consumer content and rich mobile business applications. In fiscal years 2005, 2004 and 2003, Consumer revenues comprised 7%, 3% and 1% of total net revenues, respectively.

Macromedia Flash Lite—Macromedia Flash Lite is a Macromedia Flash player profile specifically developed for mobile phones and other consumer electronic devices. This profile is designed to require fewer device resources and can therefore operate on many devices from feature phones to TVs and digital video recorders. Beginning with the NTT DoCoMo 505i series mobile phones deployed in 2003, there are now more than 75 models of Flash enabled handsets available worldwide. New handsets from recent customers such as Nokia and Samsung will provide new content and handset interfaces to subscribers around the world.

Macromedia Flash SDK—Macromedia Flash SDK is a Macromedia Flash profile specifically developed for consumer electronic devices. This profile is designed to require fewer device resources, and can therefore operate on many devices from game devices to TVs and digital video recorders.

Product Development

We perform the majority of our research and product development in the United States. Development teams or contractors in various countries perform additional development work on our products, quality and assurance testing, translation and localization of foreign-language versions of certain products.

The following table summarizes our consolidated research and development expenses for fiscal years 2005, 2004 and 2003:

	2005	2004	2003
	(In millions, except percentages)
Research and development expenses	$98.4	$91.9	$92.4
Research and development expenses as a percentage of net revenues	23%	25%	27%

In addition, amortization of capitalized software costs related to contracted localization services and purchased technology embedded in our products and included in cost of net revenues, amounted to $4.7 million, $4.4 million and $4.8 million were recorded in fiscal years 2005, 2004 and 2003, respectively, and included in cost of net revenues.

Because the software industry is characterized by rapid technological change, a continuously high level of expenditure is required to enhance existing products and develop new products. We do not expect all of our product development projects will result in products that are ultimately released for sale. We may terminate product development projects before completion or decide not to introduce a product offering for a number of reasons. For example, we may decide that a product may not be sufficiently competitive in a relevant market, or for technological or marketing reasons, may decide to offer a different product instead.

We believe that our future success depends on our ability to enhance existing products as well as develop and introduce new products on a timely basis. It is critical that new products and enhancements keep pace with constantly evolving network infrastructure, internet technology and competitive offerings and demands of business users and consumers. We continue to adapt our products to new hardware and software platforms in order to embrace industry standards and, therefore, we will continue to incur significant operating expenses in the future for product research and development. As part of this effort, we may, as appropriate, acquire additional software and system technologies that we consider critical to meet the needs of web developers, business users and consumers.

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

Marketing and Sales

Our customer-related operations are divided into three primary geographic regions, North America, Europe and Asia Pacific and Other, and are supported by global marketing and sales organizations. Through these organizations, we extend our brand worldwide through various marketing techniques, including demand generation and awareness activities which include direct mailing and advertising both on the web and in print, customer seminars and trade shows. We also work directly with our distributors, resellers and OEMs on cooperative advertising, promotions and trade show presentations.

A substantial portion of our revenues is derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, catalogs, value-added resellers (“VARs”), electronic commerce through our websites, OEMs, hardware and software superstores and retail dealers. We have embarked on a significant effort to grow our direct sales force and to develop a multi-tiered sales strategy that targets large accounts, as well as pursues partnering strategies.

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

One distributor, Ingram Micro, Inc. accounted for 20%, 21%, and 28% of our consolidated net revenues in fiscal years 2005, 2004 and 2003, respectively. A second distributor, Tech Data Corporation accounted for 12%, 13% and 8% of our consolidated net revenues in fiscal years 2005, 2004 and 2003, respectively. The loss of or a significant reduction in business with either of these or other major distributors could harm our business.

We also sell our products directly to large corporate and educational institutions, typically under volume licensing agreements where customers have the right to reproduce and use our software products. In order to support sales to these customers as well as increase revenues in our Business User and Consumer markets, we expect to increase our investment in our direct sales force through fiscal year 2006.

Internationally, our products are sold through our distributor network and directly to end users. Sales outside of North America accounted for approximately 46%, 44% and 42% of our consolidated net revenues in fiscal years 2005, 2004 and 2003, respectively. In certain cases, distributors have exclusive distribution rights to certain products in their respective territories.

We typically ship products shortly after receipt of an order, which is a common practice in the computer software industry. As a result, we do not believe that backlog as of any particular date is indicative of past or future results. Our sales are made primarily pursuant to purchase orders for our standard product offerings, and pursuant to negotiated contracts with major corporate customers, OEMs and distributors.

Customer Support and Training

We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation that, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Our customers have a broad choice of support options depending on the level of service they desire. We provide free access to a wide range of technical information on our websites, as well as online forums for each of our products. For our Designer and Developer and Business User products, we offer complimentary 90-day technical support for end users who have registered their products with us via email or over the phone.

In addition, we offer a number of paid support and maintenance options for our end users, including consumers, professionals and enterprise-level customers. These options include single incident-based support options, annual support plans with configurable service levels, as well as access on a “24 by 7” basis to production assistance support.

Our customers also depend on support from our worldwide network of VARs, OEMs, training centers and third-party developers. We offer several programs that provide marketing, pre-sales and technical support to augment services provided by our global partner network.

We offer both online and classroom-based training as well as formal certification for our products through a worldwide network of authorized third-party training centers and certified Macromedia instructors. In addition, training and instruction on the use of Macromedia products is provided by high schools, colleges and technical schools throughout the world. We encourage the expanded use of Macromedia products for classroom training by providing approved curricula and by reducing the pricing on the products we license to schools and students.

Order Fulfillment and Suppliers

Production of our finished products sold primarily through distributors involves replication of the software, preparation of user manuals and product assembly. The production and distribution of finished goods is performed by a third-party manufacturer. A significant amount of our product assembly is currently performed by this vendor at facilities located in the United States, the Netherlands and Singapore. Our current vendor operates multiple facilities around the world that are capable of serving additional needs that we may have. In addition, these facilities could serve as viable back-ups in the event manufacturing difficulties arise at the existing facilities used to support our business. Further, we believe there are other third-party vendors capable of fulfilling our production and distribution requirements. To date, we have not experienced any difficulties or delays in the production of our software and documentation or in the distribution of finished products.

We also license and distribute our software products directly to end users through volume-licensing programs. The management, tracking and fulfillment of the volume license orders are performed by a third party at its facilities located in the United States and France.

In addition, we license and distribute our software products directly to end users over the Internet through our websites. With an increase in revenues derived from online sales, customer access to our websites affects the volume of software products we sell and thus affects our consolidated net revenues. A third party hosts the primary computer equipment and communications systems that we use to run our websites. We have also developed applications internally that we use to run some of our websites and other non-customer facing e-commerce platforms. To prevent system interruptions and to ensure integration with our other business systems, we, as well as our third-party service providers, periodically upgrade software, hardware and network infrastructures used in the operation of our websites to accommodate increased traffic and sales volume on our websites.

Competition

We operate in a highly competitive market characterized by market and customer expectations to rapidly develop and incorporate new product features and to accelerate the release of new products. These market factors represent both opportunities and competitive threats to us.

In the Designer and Developer market, we compete directly and indirectly with major vendors including Microsoft, IBM and Adobe. The web application development tools market is very competitive. While we believe that we are a leader in the market for web development tools with Macromedia Dreamweaver MX, we face competition from stand-alone tool products, such as Microsoft FrontPage, Adobe GoLive, and various proprietary and open source web authoring tools. We also increasingly face competition from integrated development environments that enable developers to create web applications, such as Microsoft Visual Studio .NET and similar developer offerings from IBM, Borland Software Corporation (“Borland”), BEA Systems, Inc. (“BEA”) and others. We believe our ability to compete successfully in the web application development tools market in the future will require continued product development and innovation to produce new functionality that integrates well with our existing products so that we can offer our customers a more comprehensive suite of products and solutions.

Our server products compete in a highly competitive and rapidly changing market for application server technologies. We face competition from major vendors including Microsoft, IBM, BEA, and Sun. In addition, Macromedia ColdFusion MX competes with several technologies available today at no cost including the PHP and PERL programming environments that are available for the Apache web server. Macromedia JRun competes with large Java application server vendors as well as products available at no cost including the Tomcat Java Servlet Engine provided by the Apache Foundation. Also, our newest server product, Flex provides a solution to Java, C++ and C Sharp programmers wanting to deploy Enterprise class, rich web applications and leverages our Flash Player technology. We believe the future results from our server products largely depend on our ability to innovate by developing new products and providing enhancements and upgrades of current product offerings that compete favorably with respect to reliability, performance, ease of use and pricing.

Today our client technologies, Macromedia Flash Player and Shockwave Player, command leadership positions in their respective categories. For animation and application user interfaces, Macromedia Flash Player is the most widely distributed web browser plug-in worldwide. We distribute our client technologies through OEM agreements with a number of major operating system vendors and hardware manufacturers. For application development, Macromedia Flash Player faces competition from new vendors and technology providers. The on-going success of Macromedia Flash Player could be threatened by new capabilities added to web browsers, increased distribution and functionality of the media players available from Microsoft, Apple, and Real Networks, Inc., and by new technologies provided by major operating system vendors including Microsoft and Apple. We believe that our existing market penetration and user acceptance provide our client technologies with a competitive advantage, but will not guarantee our success given the rapid pace of innovation and change for client technologies.

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

In our Consumer market, there are many alternative and overlapping technologies to our Flash-based products, such as Java, MPEG-4 and SVG, which may slow the adoption of our Flash Player technology. Emerging platforms for mobile devices may bundle such competing technologies. Platforms from companies such as Qualcomm, Microsoft and Openwave are implementing SVG players. Additionally, there are a number of companies that are attempting to build competing animation players that render mobile content in the Flash file format.

Proprietary Rights and Licenses

The success of our business is to a large extent dependent upon our proprietary technologies. To protect our intellectual property rights and products, we rely on a combination of patent, copyright, trade secret and trademark laws, as well as employee and third-party nondisclosure agreements. We generally license our software to end users under “shrink-wrap” or “click-through” license agreements that end users accept when they install our products or activate electronic versions of our products. The enforceability of “shrink-wrap” and “click-through” licenses, however, has not been conclusively determined in all jurisdictions and contexts. Despite our efforts to protect our intellectual property rights and products, certain of our intellectual property rights may not be successfully asserted in the future, may be invalidated or challenged, or other companies could independently develop products and technologies that are similar in functionality to our products and technologies. In addition, the laws of certain countries in which our products are or may be distributed do not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to adequately protect and enforce our proprietary rights could materially and adversely harm our business.

Policing unauthorized use of our software products is difficult. We have dedicated resources to focus on software piracy and we participate in industry groups to further reduce unauthorized use of our software products. We have also implemented and continue to implement different activation technologies and procedures designed to reduce unauthorized use of our software products. Although we have recovered some revenue resulting from the unauthorized use of our software products, we cannot determine the exact extent to which piracy of our software products exists. We anticipate that piracy of software products will continue to be a persistent issue in the software industry.

Employees

At March 31, 2005, we had 1,445 full-time employees worldwide with 1,151 of these employees located in the United States. None of our employees is subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our relations with our employees and contingent workers are good. Our future success is highly dependent on our ability to attract, retain and motivate highly skilled employees.

ITEM 2.	PROPERTIES

As of March 31, 2005, we leased the major facilities described below:

Location	Approx. Square Ft.	Approx. Square Ft. Non-Occupied	Lease Expirations	Use
Northern California	149,000	88,000	2011	Product development, sales, marketing and administration

Newton, Massachusetts	348,000	268,000	2010	Product development, sales, marketing and administration

Richardson, Texas	55,000	28,000	2006	Product development

Bangalore, India	56,000	—	2007	Product development and administration

Bracknell, United Kingdom	39,000	27,000	2016	Support, marketing and administration

San Diego, California	24,000	13,000	2008	Product development, sales, marketing and administration

All of our leased facilities are leased under operating leases. We have an additional 29 field support offices in various locations within the United States, Canada, Latin America, Europe and Asia Pacific. All our support offices are leased with lease expirations between 2005 and 2008.

In addition, we purchased two properties in fiscal year 2004 and finalized the purchase of a third property in fiscal year 2005. These properties are located in San Francisco, California and are comprised of two commercial office spaces and one parking structure. In January 2005, we began the process of relocating our principal executive offices from 600 Townsend Street, San Francisco, CA 94103 to 601 Townsend Street, San Francisco, California 94103 (the “601 Property”). The relocation of our principal executive offices to the 601 Property was completed in April 2005. The 601 Property has approximately 210,000 square feet of occupied space and serves as our corporate headquarters where we conduct various corporate, product development and operational activities. We are currently utilizing the parking structure and expect to occupy the third property, which is approximately 53,000 square feet, in fiscal year 2006. We believe our facilities are adequate for our current and near term needs.

ITEM 3.	LEGAL PROCEEDINGS

On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Macromedia, Adobe, Microsoft and Trellix Corporation (“Defendant”) in the U.S. District Court, District of Massachusetts (the “Dufresne Matter”), alleging infringement of U.S. Patent No. 5,835,712 (the “712 patent”) entitled “Client-Server System Using Embedded Hypertext Tags for Application and Database Development.” The Plaintiff’s complaint asserts, among other things, that Defendants have infringed, and continue to infringe, one or more claims of the 712 patent by making, using, selling and/or offering for sale, products supporting Microsoft Active Server Pages technology. The Plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for willful infringement, and fees and costs. We believe the action has no merit and are vigorously defending against it.

From time to time, in addition to the Dufresne Matter, Macromedia is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relation matters. As of the time of this Annual Report, there were no material pending legal proceedings other than the Dufresne Matter, and other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Macromedia’s common stock is traded on the NASDAQ National Market under the symbol “MACR.” The Company’s closing stock price was $43.41 on June 3, 2005 and there were 501 stockholders of record as of that date, excluding stockholders whose shares were held in nominee or street name by brokers. The Company has not paid any cash dividends and does not currently have plans to do so in the foreseeable future.

The following table sets forth the high and low sales price per share for Macromedia’s common stock for the periods indicated:

	High	Low
Fiscal Year 2005:
First Quarter	$26.16	$17.69
Second Quarter	24.36	18.09
Third Quarter	31.66	20.22
Fourth Quarter	37.54	25.76

Fiscal Year 2004:
First Quarter	$23.22	$11.35
Second Quarter	28.80	17.33
Third Quarter	30.00	16.70
Fourth Quarter	21.30	17.30

Stock Options and Restricted Stock Awards

Our stock option plans and restricted stock awards are part of a broad-based recruitment and long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests. Additional information regarding our stock option plans and plan activity for fiscal years 2005, 2004, and 2003, and our restricted stock awards in fiscal year 2005 are provided in our consolidated financial statements included in Item 8 and Item 15 of this annual report and under the section entitled “Stock-Based Compensation” in Item 7 of this annual report.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

We did not sell any securities that were not registered under the Securities Act during fiscal years 2005, 2004 or 2003.

Purchases of Equity Securities of the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2005.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related Notes thereto included in Item 15 of this Form 10-K. Historical results are not necessarily indicative of future performance. The selected financial data for each of the years in the three year period ended March 31, 2005 and as of March 31, 2004 and 2005 is derived from our Consolidated Financial Statements that have been included in this Annual Report. The selected financial data as of March 31, 2003, 2002 and 2001 is derived from consolidated financial statements that have not been included in this annual report.

	2005	2004	2003	2002	2001
	(In millions, except per share data)
Fiscal Year Ended March 31,
Net revenues	$436.2	$369.8	$336.9	$326.5	$391.2
Operating income (loss)(1), (2)	55.8	48.0	1.7	(239.9)	5.6
Income (loss) before income taxes(1), (2)	62.6	51.7	5.1	(307.9)	21.2
Net income (loss)(1), (2)	42.3	38.6	1.0	(310.8)	11.5
Net income (loss) per common share:(1), (2)
Basic	0.60	0.60	0.02	(5.34)	0.23
Diluted	0.55	0.56	0.02	(5.34)	0.20

At March 31,
Cash, cash equivalents and short-term investments	378.3	282.7	215.6	162.0	178.0
Working capital	319.4	227.6	154.5	111.7	134.9
Total assets	843.9	683.1	527.4	520.1	786.9
Non-current liabilities	33.5	23.6	32.5	39.8	3.0
Total stockholders’ equity	670.2	537.3	394.8	376.4	665.6

(1)	We completed restructuring plans in fiscal years 2005 and 2002, which are discussed further in Note 11 to our consolidated financial statements. Accordingly, operating income (loss) for fiscal years 2005 and 2002 reflect charges of $19.2 million and $81.8 million, respectively.
(2)	On April 1, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which is discussed further in Note 9 to our consolidated financial statements. As a result of adopting this standard, we no longer amortize goodwill. Operating income (loss) for fiscal years 2002 and 2001 reflects charges of $101.1 million and $5.0 million in those respective fiscal years, related to amortization of goodwill, including assembled workforce, prior to the adoption of this standard.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the five-year summary of selected consolidated financial data and the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All references to years represent fiscal years unless otherwise noted. Except for the historical information contained in this Annual Report on Form 10-K, the following discussion contains forward-looking statements based on current expectations that involve certain risks and uncertainties, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand, statements regarding the deployment of our products, statements regarding our reliance on third-parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plan,” “should,” “will,” “would” and words of similar importance. These statements are predictions based upon Macromedia’s current expectations about future events and speak only as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. Readers are referred to “Critical Accounting Policies,” “Results of Operations,” “Liquidity and Capital Resources,” “Risk Factors That May Affect Future Results of Operations,” and “Disclosures About Market Risk” sections contained in this Annual Report on Form 10-K and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements. Unless specifically noted, references to Macromedia in this Annual Report on Form 10-K are references to Macromedia, Inc. and its subsidiaries.

Merger of Macromedia, Inc. with Adobe Systems Incorporated

On April 17, 2005, Adobe Systems Incorporated (“Adobe”) entered into a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Macromedia, Inc. (“Macromedia”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Avner Acquisition Sub, Inc., a wholly owned subsidiary of Adobe, will merge with and into Macromedia, with Macromedia as the surviving corporation of the merger (the “Merger”). As a result of the Merger: (i) Macromedia will become a wholly owned subsidiary of Adobe; and (ii) each outstanding share of our common stock will be converted into the right to receive 1.38 shares of Adobe common stock (after taking into account the two-for-one stock split in the form of a stock dividend of Adobe common stock distributed on May 23, 2005 to Adobe stockholders of record as of May 2, 2005) (the “Exchange Ratio”). Consummation of the Merger is subject to customary closing conditions and regulatory approvals, including antitrust approvals and approval by the stockholders of Adobe and Macromedia. The Merger, which is expected to close in the Fall of calendar year 2005 may not be completed if any of the conditions are not satisfied or waived. Unless otherwise indicated, the discussions in this document relate to Macromedia as a standalone entity and do not reflect the impact of the proposed merger with Adobe.

Overview

We are an independent software company providing software that empowers designers, developers and business users to create and deliver effective user experiences on the Internet, fixed media and wireless and digital devices. Our integrated family of technologies enables the development of a wide range of internet and mobile application solutions. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our Company’s historical results and anticipated future outlook prior to the close of the proposed merger with Adobe, which is expected to occur in the Fall of calendar year 2005. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes.

Market Strategy

Macromedia’s strategic vision is to provide customers with solutions that provide great user experiences over a number of platforms. As technologies have evolved, our definition of platforms has broadened to include not only personal computing (“PC”) devices, but non-PC devices such as personal digital assistants (“PDA’s”) and mobile hand-held devices, browsers and operating environments. Our highest priority remains the pursuit of the widespread penetration and adoption of our Flash Player in both the PC and non-PC markets. In leveraging this Flash platform, we remain committed to ensuring that existing and new designers and developers are provided with the tools and server software to take advantage of the broader PC and non-PC environment.

Macromedia has been a leader in multimedia and web development technologies for over a decade. Through our MX family of products, including Dreamweaver, Flash, Fireworks, ColdFusion and the MX Studio suite, we have enabled millions of professional Designers and Developers to create rich, engaging, interactive web content and applications. Our growth strategy is to leverage the assets we have built in that core business—principally our technology, our brands and our worldwide distribution channels—to grow into even larger markets serving non-technical professionals. In fiscal year 2004, we began to see sales growth in these new markets, with the introduction of new products in two distinct markets: Business Users, who are non-technical knowledge workers, trainers or business decisions makers who want to communicate and collaborate via the Internet, and Consumers, who increasingly expect a rich user experience on digital devices such as personal digital assistants (“PDAs”) and cellular phones. Our strategy to reach the Business User is to provide complete solutions that leverage the power of our technology in an integrated delivery platform. To reach the Consumer, we are licensing our Flash Player technology to leading telecommunications service providers and consumer electronics companies that are embedding it in their devices to enable multimedia functionality. As demonstrated with the growth in sales into these two new markets in fiscal year 2005, we believe that these markets offer the potential for significant growth for the Company over the next decade. Our primary products and the markets that they serve are broken down as follows:

Designer and Developer	Business User	Consumer
Macromedia Studio MX and Macromedia Studio MX Professional	Macromedia Breeze	Macromedia Flash Lite
Macromedia Flash MX and Macromedia Flash MX Professional	Macromedia Contribute	Macromedia Flash SDK
Macromedia Dreamweaver MX	Macromedia Captivate
Macromedia Director MX
Macromedia RoboHelp
Macromedia FreeHand MX
Macromedia Fireworks MX
Macromedia Authorware
Macromedia Flash Player
Macromedia Shockwave Player
Macromedia Flex
Macromedia ColdFusion MX
Macromedia JRun

Industry and Economic Overview

During fiscal year 2005, we observed the strengthening of several key market indicators which impact the demand for our products. These include the expansion of the market for wireless and digital devices, spending on on-line advertising, growth in mobile subscribers and wireless handset shipments, as well as broad indicators of growth in IT spending. While the business environment improved compared to prior years, customer budgets remained tight and we noted that corporations, government agencies, educational institutions and independent developers worldwide are increasingly focused on the return on investments they can generate from their spending.

Product Update

During fiscal year 2005, we released version upgrades of Contribute in the second quarter, Captivate in the third quarter and ColdFusion in the fourth quarter. In addition, we released enhancements of a number of other products including updates to our Breeze and Flash Lite products in the first quarter and our Flex product in the fourth quarter. We anticipate continuing to invest significant resources into research and development activities in order to develop new products and technologies and to enhance the technology in and functionality of our existing products. As we look toward fiscal year 2006, we expect to release a version upgrade of our MX products and the Macromedia Flash Player in the second quarter of fiscal year 2006.

Financial Highlights for Fiscal Year 2005

•	Our net revenues for fiscal year 2005 were $436.2 million, an 18% increase from net revenues of $369.8 million in fiscal year 2004. This increase primarily reflects growth in our Business User and Consumer markets, and to a lesser degree, the impact of our acquisition of eHelp and the resulting addition of new products to our portfolio. We attribute much of the increase in our net revenues to the investment in our direct sales organization to expand our reach in offering enterprise wide solutions. In fiscal year 2005, we began seeing growth in the number of higher dollar transactions, especially in the Business User and Consumer markets.

•	Our net income increased by 10% from $38.6 million in fiscal year 2004 to $42.3 million in fiscal year 2005, despite a $19.2 million restructuring charge in the fourth quarter of fiscal year 2005, driven primarily by growth in our net revenues during fiscal year 2005. Excluding the impact of a $19.2 million restructuring charge, operating costs increased by 13%, or $37.3 million, from $289.1 million in fiscal year 2004 to $326.4 million in fiscal year 2005 resulting from growth in our sales and sales support personnel and an increase in our marketing, general and administrative expenses to support the growth in our business.

•	Cash provided by operations in fiscal year 2005 was $82.4 million. During the year, our cash, cash equivalent and short term investment balances increased by $95.6 million from $282.7 million at March 31, 2004 to $378.3 million at March 31, 2005. Significant non-operating uses of cash in fiscal year 2005 included the purchase of property and equipment of $74.0 million, including the cost of purchasing and making capital improvements to our principal executive headquarters and $83.5 million for the net purchase of available-for-sale securities. Cash provided by the issuance of common stock upon the exercise of employee stock options and the purchase of employee stock purchase shares was $91.6 million.

Throughout fiscal years 2005, 2004 and 2003, we operated in one business segment, the software segment.

Results of Operations

Net Revenues

				% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In millions, except percentages)
Net revenues	$436.2	$369.8	$336.9	18%	10%

Net revenues are comprised primarily of license fees, as well as revenues from maintenance, training, technical and other support services. Maintenance, training and other support services comprised less than 10%

of our net revenues in fiscal years 2005, 2004 and 2003. Fluctuations in net revenues can be attributed to: product life cycles and the impact of the introduction of new or enhanced versions of our products; changes in product and customer mix; general trends in IT spending; the geographic mix of sales; and the impact of changes in foreign exchange rates.

Net Revenues by Market

							% Change
	2005		2004		2003		2005 vs 2004	2004 vs 2003
	$	%	$	%	$	%
	(In millions, except percentages)
Designer and Developer	$346.5	79%	$327.8	89%	$317.6	94%	6%	3%
Business User	51.8	12	22.2	6	3.0	1	133	641
Consumer	31.5	7	11.5	3	2.3	1	176	384
Other	6.4	2	8.3	2	14.0	4	(24)	(41)

Net revenues	$436.2	100%	$369.8	100%	$336.9	100%	18	10

Fiscal Year 2005 versus Fiscal Year 2004

Net revenues increased 18% from fiscal year 2004 to fiscal year 2005. The increase in net revenues reflects increased sales in all three markets as follows:

•	Net revenues from our Business Users increased 133%, or $29.6 million, during the year ended March 31, 2005 as compared to the prior fiscal year, primarily driven by the success of our direct sales teams in selling Breeze to corporate and educational customers as well as an increase in sales of the Captivate product. Sales to Business Users comprised 12% of net revenues in fiscal year 2005 as compared to 6% in fiscal year 2004.

•	Net revenues from our Consumer products increased 176%, or $20.0 million, during the year ended March 31, 2005 as compared to the prior fiscal year, reflecting new licensing arrangements with several mobile handset and consumer device manufacturers in Europe and Asia Pacific, as well as increased royalties and support revenues from existing licensees.

•	Net revenues from Designer and Developer products increased 6%, or $18.7 million, during the year ended March 31, 2005 as compared to the prior fiscal year, reflecting a full year of sales of the RoboHelp product acquired from eHelp in December 2003, fees associated with the distribution of our Shockwave Player, and sales of our Flex product which was introduced in the fourth quarter of fiscal year 2004. Partially offsetting these increases in our Designer and Developer product net revenues was an expected decrease in net revenues from our MX Studio products which were launched in the second quarter of fiscal year 2004 domestically and in the third quarter of fiscal year 2004 internationally.

Fiscal Year 2004 versus Fiscal Year 2003

Net revenues increased 10% from fiscal year 2003 to fiscal year 2004. The increase in net revenues reflects increased sales in all three markets as follows:

•	Net revenues from our Business Users increased 641%, or $19.2 million, during the year ended March 31, 2004 as compared to the prior fiscal year, primarily driven by the sales of our Breeze and Contribute products which were introduced during the last half of fiscal year 2003. Sales to Business Users comprised 6% of net revenues in fiscal year 2004 as compared to 1% in fiscal year 2003.

•	Net revenues from Designer and Developer products increased 3%, or $10.2 million, during the year ended March 31, 2004 as compared to the prior fiscal year, reflecting the favorable impact of strengthening foreign currencies, growth in educational sales and net revenues from our learning and help products resulting from the acquisition of eHelp.

•	Net revenues from our Consumer products increased 384%, or $9.1 million, during the year ended March 31, 2004 as compared to the prior fiscal year, reflecting royalties earned from OEMs for the license of our Flash technology for use on various mobile devices and platforms and comprised 3% of net revenues in fiscal year 2004 compared to 1% in fiscal year 2003.

Net Revenues by Geography

				% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In millions, except percentages)
North America	$234.8	$206.4	$196.9	14%	5%

International:
Europe	$114.5	$94.4	$87.7	21	8
Asia Pacific and Other	86.9	69.0	52.3	26	32

Total International	$201.4	$163.4	$140.0	23	17

Net revenues	$436.2	$369.8	$336.9	18	10

Fiscal Year 2005 versus Fiscal Year 2004

North American net revenues increased by 14% in fiscal year 2005 as compared to fiscal year 2004, primarily reflecting an increase in net revenues from sales of our products marketed to Business Users, primarily our Breeze and Captivate products, combined with sales of the RoboHelp product acquired from eHelp and service fees from the distribution of our Shockwave Player, partially offset by a decrease in sales of our MX Studio products.

The 23% increase in international revenues in fiscal year 2005 as compared to fiscal year 2004 is primarily due to the increase in net revenues from Consumer Products in Europe and Asia Pacific and Other and sales of our Business User products in Europe. In addition, international revenues were also favorably impacted by strengthening foreign currencies against the U.S. Dollar. The strengthening of international currencies relative to the U.S. dollar in fiscal year 2005 as compared to fiscal year 2004 had a favorable impact on operating income of approximately $8.1 million. Had exchange rates in fiscal year 2004 been in effect during fiscal year 2005, translated international net revenues billed in local currencies would have been $11.2 million lower and operating expenses would have been $3.2 million lower.

Changes in the value of the U.S. dollar may have a significant impact on net revenues and operating expenses in future periods. To minimize the impact of currency fluctuations on certain foreign currency net revenues and expenses, primarily denominated in the Euro, Japanese Yen and British Pound, we utilize foreign exchange forward contracts to provide greater predictability of the effect of currency fluctuations on net revenue and operating expenses of certain forecasted transactions over our fiscal year. (See “Risk Factors That May Affect Future Results of Operations—Risks Associated With Our International Operations” for additional information).

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

Cost of Revenues

				% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In millions, except percentages)
Cost of net revenues	$31.5	$30.7	$36.1	3%	(15)%
Impairment of acquired developed technology	—	—	15.7	—	(100)
Amortization of acquired developed technology	3.2	2.0	6.1	66	(67)

Total cost of revenues*	$34.8	$32.6	$57.8	7	(44)

Cost of net revenues as a % of total net revenues	7%	8%	11%

*	Total amounts may not calculate due to rounding.

Cost of net revenues includes costs incurred in providing training, technical support and professional services to customers and business partners, licensing costs and royalties paid to third parties for purchased technology embedded in our products, cost of materials, product assembly and distribution costs and the amortization of capitalized costs to translate our software into various foreign languages, commonly referred to as localization. The amortization and impairment of acquired developed technology is separately presented as a cost of revenues.

Fiscal Year 2005 versus Fiscal Year 2004

Cost of net revenues increased to $31.5 million in fiscal year 2005 from $30.7 million in fiscal year 2004. The 3% increase in cost of net revenues in fiscal year 2005 as compared to fiscal year 2004 reflected an increase in professional services and technical support provided to customers and business partners partially offset by lower costs incurred from eliminating the outsourcing of our e-commerce operations to a third party and lower product-related costs due to an increase in the mix of volume and OEM revenues in fiscal year 2005 as compared to fiscal year 2004.

Amortization of acquired developed technology from acquisitions increased to $3.2 million in fiscal year 2005 as compared to $2.0 million in fiscal year 2004. The increase was mainly due to the amortization of acquired technology from our eHelp acquisition reported in the third quarter of fiscal year 2004. Following our acquisition of eHelp, amortization of acquired developed technology increased as we amortize acquired developed technology recorded as a result of our purchase over an estimated useful life of four years. At March 31, 2005, the remaining acquired developed technology balance is $6.9 million which will be amortized through fiscal year 2008.

In the future, cost of revenues as a percentage of net revenues may be impacted by, among other things, the mix of product sales, royalty rates for licensed technology and the mix of distribution between box, on-line store, volume licensing, direct and OEM sales.

Fiscal Year 2004 versus Fiscal Year 2003

Cost of net revenues decreased to $30.7 million and represented 8% of net revenues in fiscal year 2004 from $36.1 million or 11% of net revenues in fiscal year 2003. The 15% decrease in cost of net revenues in fiscal year 2004 as compared to fiscal year 2003 reflects a greater percentage of net revenues from volume and OEM license sales, which typically have lower material and distribution costs than our traditional boxed-product sales. This decrease also resulted from lower inventory charges for obsolescence in fiscal year 2004 as compared to the prior fiscal year. The beneficial impact of our volume and OEM license sales and lower inventory charges for obsolescence were partially offset by additional costs incurred to outsource portions of our e-commerce operations to a third party.

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

Operating Expenses

				% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In millions, except percentages)
Sales and marketing	$183.0	$156.5	$145.3	17%	8%
Research and development	98.4	91.9	92.4	7	(1)
General and administrative	44.0	37.6	36.2	17	4
Amortization and impairment of intangible assets	1.0	1.1	3.2	(15)	(65)
In-process research and development	—	2.0	0.4	(100)	463
Restructuring and other	19.2	—	—	n/m	n/m

Total operating expenses*	$345.5	$289.1	$277.4	20	4

*	Total amounts may not calculate due to rounding.
n/m	Not meaningful

Selected operating expense categories as a percent of net revenues.

	2005	2004	2003
Sales and marketing	42%	42%	43%
Research and development	23	25	27
General and administrative	10	10	11

Sales and Marketing.    Sales and marketing expenses consist primarily of the following: compensation and benefits, marketing and advertising expenses, activities which support product launches and direct sales efforts, including travel, and allocated expenses for our facilities and IT infrastructure to support marketing activities.

Sales and marketing expenses increased $26.4 million to $183.0 million in fiscal year 2005 from $156.5 million in fiscal year 2004. The increased spending primarily resulted from an increase in compensation and other employee-related expenses, which rose by $22.0 million in fiscal year 2005 as compared to fiscal year 2004. The increase in compensation and other employee-related expense is due to an increase in headcount as we expanded our direct sales team to broaden our reach into the Business User and Consumer markets, combined with higher variable compensation related to increased net revenues. The growth in our direct sales team also resulted in higher travel related expenses. We plan to continue expanding our sales team as part of our direct selling strategy and the development of business partnerships.

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

Research and development expenses increased $6.5 million to $98.4 million in fiscal year 2005 from $91.9 million in fiscal year 2004. Compensation and other employee-related expenses increased by $4.8 million in fiscal year 2005 as compared to fiscal year 2004 due to higher average headcount in the current period, reflecting the acquisition of eHelp and investment in new product development. Facility related expenses allocated to research and development activities also increased by $2.0 million in fiscal year 2005 as compared to fiscal year 2004, partially related to the expansion of our research and development activities, which includes a full year of operations in our facility in India. These costs were partially offset by a decrease in outside consulting services in fiscal year 2005 as compared to 2004 due to the completion of several projects and the launch of the MX 2004 products in fiscal year 2004.

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

During fiscal year 2004, we released version upgrades to our MX family of products as well as introduced new products. During fiscal year 2005, we released enhancements of certain products, including updates to our Breeze and Flash Lite products in the first quarter, a version upgrade of Contribute in the second quarter, a version upgrade of Captivate in the third quarter and a version upgrade of ColdFusion in the fourth quarter. We are currently focused on the future release of a version upgrade of our MX Studio products, expected in the second quarter of fiscal year 2006. We anticipate continuing to invest significant resources into research and development activities in order to develop new products and technologies and to enhance the technology in our existing products.

General and Administrative.    General and administrative expenses consist primarily of compensation and benefits, fees for professional services and allocated expenses for our facilities and IT infrastructure to support general and administrative activities.

General and administrative expenses increased $6.5 million to $44.0 million in fiscal year 2005 from $37.6 million in fiscal year 2004. Compensation and other employee-related expenses increased $6.0 million in fiscal year 2005 as compared to fiscal year 2004 resulting from an increase in headcount to expand our infrastructure in order to support anticipated business growth and an increase in temporary labor. In addition, our professional services related to accounting and legal advisory services increased by $1.8 million in fiscal year 2005, as compared to fiscal year 2004, primarily due to compliance with the Sarbanes-Oxley Act and addressing patent related matters.

General and administrative expenses increased $1.4 million to $37.6 million in fiscal year 2004 from $36.2 million in fiscal year 2003. Compensation-related expenses increased $2.5 million in fiscal year 2004 compared to fiscal year 2003 resulting from an increase in headcount, primarily in compliance functions. Other employee costs, which include temporary staffing, training, recruiting and relocation costs, also increased by $1.2 million in fiscal year 2004 compared to fiscal year 2003 as a result of supporting increased staffing needs. Partially offsetting these increases, professional legal fees decreased by $3.1 million from fiscal year 2003 to fiscal year 2004 following the settlement of certain legal matters.

We anticipate that general and administrative expenses in the near future will continue to include costs to comply with the Sarbanes-Oxley Act of 2002 and newly proposed and enacted rules and regulations of the Securities and Exchange Commission (“SEC”) and the NASDAQ National Market. These rules impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act, including the section 404 rules governing the certification of our internal controls by our independent registered public accounting firm and any new rules promulgated by the SEC or NASDAQ stock market, we have retained additional full-time and temporary personnel and are utilizing additional outside legal, accounting and other advisory services. In addition, we anticipate that we will continue to incur substantial costs in connection with the proposed merger with Adobe, including legal, accounting, financial advisory and other costs. Should the actual cost of compliance with the Sarbanes-Oxley Act or the transaction costs associated with the proposed merger with Adobe materially exceed amounts currently estimated by management, such additional costs could materially increase our operating expenses and adversely affect our results of operations.

Amortization and Impairment of Intangible Assets.    We amortize intangible assets with estimated useful lives. Amortization and impairment of intangible assets reflects the amortization and impairment of long lived assets including trademarks, trade names, patents and customer lists. Amortization and impairment of intangible assets decreased $0.2 million to $1.0 million for fiscal year 2005 from $1.1 million in fiscal year 2004. This slight decrease reflects the completion in the fourth quarter of fiscal year 2004 of the amortization of intangible assets related to our acquisition of Allaire Corporation in fiscal year 2001.

Amortization and impairment of intangible assets decreased to $1.1 million in fiscal year 2004 as compared to $3.2 million in fiscal year 2003. The decrease was mainly due to the impairment of certain intangible assets recorded during the second quarter of fiscal year 2003 as more fully described below, partially offset by the amortization of intangible assets recorded as a result of our eHelp acquisition in the third quarter of fiscal year 2004.

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

Restructuring and Other.    In the fourth quarter of fiscal year 2005, we recorded $19.2 million in restructuring and facility related exit charges. Of this amount, $11.8 million related to facility exit activities, primarily resulting from the exit of two facilities in Northern California in conjunction with the completion of our new corporate headquarters building in San Francisco, California which enabled us to consolidate employees previously housed in leased facilities. We recorded costs related to fiscal year 2005 facility exit activities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities and considered any related property and equipment write-offs in accordance with SFAS No. 144, Impairment and Disposal of Long Lived Assets.

The $11.8 million in new facility exit activities is comprised of the following:

1)	Net facility lease obligations of $11.4 million recorded at fair market value as determined using the net present value of future cash obligations net of estimated sublease income;

2)	A termination fee of $1.7 million related to the exit of our previous corporate headquarters facility which was fully paid at March 31, 2005;

3)	Non-cash asset write-offs of $1.7 million for property and equipment and leasehold improvements related to vacating our facilities;

4)	Estimated charges for restoration and cleaning costs, property taxes on the exited facilities, and accreted interest for the three months ended March 31, 2005 totaling $0.6 million; and

5)	Non-cash activities including deferred rent on the exited facilities and the deferred gain from our sales-leaseback of our Redwood Shores, California facility which combined decreased the exit charge by $3.6 million.

The remaining $7.4 million in Restructuring and other expenses related to revisions in our estimates to our restructuring plan executed in fiscal year 2002 as further addressed below.

In fiscal year 2002, we executed a restructuring plan (the “2002 Plan”) to deliver cost synergies associated with our fiscal year 2001 acquisition of Allaire and to better align our cost structure with the weaker business environment. The $81.8 million charge recorded as a result of the restructuring primarily related to exit costs to cancel or vacate approximately 450,000 square feet of facility space held under our operating leases and to employee termination and severance costs.

Our restructuring expenses and accruals involved significant estimates made by management using the best information available at the time that the estimates were made, some of which we have obtained and verified through third-party advisors. We continually review our restructuring accrual to determine its appropriateness and reasonableness. No significant changes were made to our 2002 Plan estimates in fiscal years 2004 or 2003. However, in fiscal year 2005, our evaluation of market conditions and sublease activity in our Newton, Massachusetts facility, indicated that adjustments to our reserve estimates were warranted. Specifically, following the negotiations with a new subtenant in our restructured space, we revised estimated sublease income to reflect lower expected future rental rates based on our analysis of newly contracted and anticipated lease rates.

The reduction in future sublease income combined with a revision in our estimated common maintenance area charges resulted in an adjustment to our 2002 Plan reserve of approximately $7.1 million. Identified asset write-offs of $0.3 million comprised the remaining charge in fiscal year 2005.

Other Income (Expense)

	2005	2004	2003
	(In millions)
Interest income, net	$5.8	$3.7	$4.1
Gain on investments and other, net	1.6	0.9	0.9
Other, net	(0.7)	(1.0)	(1.6)

Total other income, net	$6.7	$3.6	$3.4

Interest Income.    Interest income consists primarily of interest earned on interest-bearing cash, cash equivalents and available-for-sale short-term investments.

Interest income was $5.8 million in fiscal year 2005 as compared to $3.7 million in fiscal year 2004 and $4.1 million in fiscal year 2003. The increase in our interest income in fiscal year 2005 from fiscal year 2004 is primarily due to higher average balances of cash, cash equivalents and short-term investments combined with higher interest rate yields in fiscal year 2005. The decline in our interest income in fiscal year 2004 as compared to fiscal year 2003 is primarily due to lower interest rate yields on our cash, cash equivalent and short-term investment balances. At March 31, 2005, our available-for-sale investment portfolio continues to be comprised of high quality fixed income securities with maturities not exceeding three years.

Gain on Investments and Other, net.    Gain on investments and other, net includes the gains and losses on the sale or other-than-temporary declines in the value of our available-for-sale investments in the common stock of public companies and on our investments in the stock of privately held companies. Gain on investments and other, net was $1.6 million in fiscal year 2005 as compared to $0.9 million in fiscal years 2004 and 2003.

In fiscal year 2005, the gain on investments and other, net is primarily comprised of a $1.4 million gain related to the fair value of a warrant received from a privately-held company. In December 2004, we received a warrant exercisable into 1.2 million shares of preferred stock following the recapitalization of a company in which we also hold an original investment accounted for under the equity method. These warrants have an exercise price of $3.21 per share and are exercisable through January 1, 2010. Our investment in this company has a recorded carrying value of zero, resulting from the recognition of our share of the cumulative losses incurred during our period of ownership. The warrants are being accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and were valued using the Black-Scholes pricing model. In accordance with SFAS No. 133, we are required to revalue the warrant each quarter, reflecting adjustments to fair value, if any, in Gain on investment, with a corresponding adjustment to Other assets. At March 31, 2005, the warrant had a carrying value of $1.4 million.

We have also historically held investments in the common and preferred stock of certain privately-held companies that are accounted for under the cost method. We periodically review such investments for factors which indicate that declines in value may be other-than-temporary and recording impairment charges when declines in value are deemed to be other- than-temporary. These factors include evaluating, as available, the cash flows and profitability of the investee, general economic conditions, trends in the investee’s industry and trends in publicly-traded peers of the investee. We have recorded realized gains and losses from privately-held equity securities in fiscal years 2004 and 2003 at the time the investments were sold when such investments were sold at a value exceeding the carrying value and/or upon the receipt of cash proceeds from distributions made by the entity. At March 31, 2004, we held equity interests in several privately-held companies for which no carrying value was recorded on our consolidated balance sheet.

In fiscal year 2003, we also recorded a gain on the sale of acquired technology of $1.0 million. The net carrying value of the technology, which was previously acquired in connection with an acquisition during fiscal year 2000, had already been fully amortized on its consolidated balance sheet as of the date of sale. This gain represented the net amount of the proceeds.

Other, net.    Other, net, consists primarily of foreign currency remeasurement and transaction gains and losses, investment management and banking fees, and other non-operating transactions not separately disclosed. Realized gains and losses from our fixed income available-for-sale investments are included in Other, net and have not been significant to date. In addition, we have included litigation settlement charges in Other, net related to fiscal year 2003. Other, net, was a $0.7 million loss in fiscal year 2005, as compared to a $1.0 million loss in fiscal year 2004 and a $1.6 million loss in fiscal year 2003. The decrease in loss in Other, net, in fiscal year 2005 as compared to fiscal year 2004 is primarily due to the impact of foreign currency remeasurement losses, principally related to those currencies that are not hedged and fees related to increased banking services. The decrease in loss in Other, net from fiscal year 2004 as compared to fiscal year 2003 primarily reflects the litigation charge recorded in fiscal year 2003. In fiscal year 2003, we reimbursed $2.5 million to one of the insurers in a securities litigation against us and certain of our former officers and directors, which was settled in fiscal year 2002. In fiscal year 2003, we also recorded a securities litigation settlement charge of $1.5 million related to securities litigation against us and certain of Allaire’s officers and directors. Partially offsetting these charges, we reversed a litigation judgment charge of $2.8 million related to patent claims recorded in fiscal year 2002 following the subsequent settlement of the claims with no payment obligation in fiscal year 2003.

Provision for Income Taxes.

	2005	2004	2003	% Change
				2005 vs. 2004	2004 vs. 2003
	(In millions, except percentages)
Provision for Income Taxes	$20.3	$13.1	$4.1	55%	223%
Percentage of Total Revenues	5%	4%	1%
Effective Tax Rate	32%	25%	80%

We recorded income tax provisions of $20.3 million, $13.1 million and $4.1 million in fiscal years 2005, 2004 and 2003, respectively. Income taxes as a percentage of pre-tax income was 32%, 25% and 80% in fiscal years 2005, 2004 and 2003, respectively. Please refer to Note 16 to the accompanying Consolidated Financial Statements for a reconciliation of expected tax expense calculated by applying the statutory federal income tax rate compared to actual tax expense for fiscal years 2005, 2004 and 2003.

At March 31, 2005, we had available federal and state net operating loss carryforwards of $579.9 million and $467.3 million, respectively. We also had unused research credit carryforwards of $30.9 million and $29.4 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire in fiscal years 2006 through 2025. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

Cash Flow

The following table summarizes our cash flow activities for the periods indicated (in millions):

	2005	2004	2003
Cash flows provided by (used in):
Operating activities	$85.1	$43.2	$42.3
Investing activities	(162.5)	(103.3)	(28.7)
Financing activities	91.6	55.9	16.4

Net increase (decrease) in cash and cash equivalents	$14.2	$(4.2)	$30.0

At March 31, 2005, we had cash, cash equivalents and short-term investments of $378.3 million, a 34% increase from the March 31, 2004 balance of $282.7 million. Working capital increased to $319.4 million at March 31, 2005, a 40% increase from the March 31, 2004 balance of $227.7 million.

Cash provided by operating activities in fiscal year 2005 was $85.1 million, as compared to cash provided by operating activities of $43.2 million in fiscal year 2004. Cash provided by operating activities in fiscal year 2004 was $43.2 million, as compared to cash provided by operating activities of $42.3 million in fiscal year 2003.

Cash provided by operating activities in fiscal year 2005 resulted primarily from adjusting our net income for non-cash depreciation and amortization expense of $24.7 million and for non-cash restructuring and other exit charges of $1.7 million, as well as an increase in net operating assets and liabilities of $31.9 million, including an increase in deferred revenue of $14.6 million. Cash provided by operating activities in fiscal year 2004 resulted primarily from adjusting our net income for non-cash depreciation and amortization expense of $23.0 million, partially offset by an increase in net operating assets and liabilities of $13.2 million, including payments recorded against our restructuring accrual. Cash provided by operating activities in fiscal year 2003 resulted primarily from adjusting our net income for the following: non-cash depreciation and amortization expense of $31.2 million; impairment of long-lived assets of $19.2 million, primarily resulting from a $17.3 million impairment charge of the intangible assets acquired in connection with our 2001 acquisition of Allaire; and a $1.7 million write-down of internally developed software that was previously capitalized. These amounts were partially offset by a decrease in net other operating assets of $8.4 million, including payments recorded against our restructuring accrual.

Cash used in investing activities in fiscal year 2005 was $162.5 million, as compared to $103.3 million in fiscal year 2004. In fiscal year 2005, cash used in investing activities was primarily due to the net purchases of available-for-sale securities of $83.5 million and the purchase of property and equipment of $74.0 million, which included building improvements for the build-out of our principal executive building. In fiscal year 2005, cash used in investing activities was reduced by a decrease in restricted cash of $16.0 million for the establishment of escrow funds related to the eHelp acquisition. Cash used in investing activities in fiscal year 2004 was $103.3 million, as compared to $28.7 million in fiscal year 2003. In fiscal year 2004, cash used in investing activities was primarily due to the net purchases of available-for-sale securities of $72.0 million and the purchase of property and equipment of $25.7 million, including the purchase of land and buildings. In August 2003, we exercised the options to purchase property of three contiguous buildings in San Francisco, California for a total purchase price of $55.0 million. We funded $14.7 million purchase price for two of these properties, and deposited $2.7 million into escrow for the third property in fiscal year 2004. The remaining purchase price of $37.7 million for the third building was funded in April 2004. In fiscal year 2004, cash provided through investing activities also included $15.2 million cash acquired in connection with the acquisition of eHelp offset by $4.9 million in cash paid to the eHelp shareholders. In fiscal year 2004, cash provided in investing activities was reduced by an increase in restricted cash of $14.5 million for the establishment of escrow funds related to the eHelp acquisition. In fiscal year 2003, cash used in investing activities was primarily due to net purchases of available-for-sale short-term investments of $23.9 million, purchases of property and equipment of $6.2 million and cash used to pay for acquisitions of $4.5 million, partially offset by cash proceeds resulting from repayments of non-executive related-party loans of $5.1 million.

Cash provided by financing activities in fiscal years 2005, 2004 and 2003 was $91.6 million, $55.9 million and $16.4 million, respectively. Cash provided by financing activities relates to proceeds received from the exercise of common stock options and purchases under our Employee Stock Purchase Plans. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding common stock options and cash proceeds upon exercise of these securities and securities reserved for future issuance under our stock option plans.

In fiscal year 2005 and 2004, we made capital expenditures of $74.0 million and $25.7 million, respectively, including the purchase of land and buildings and related improvements to our new principal executive offices more fully described above. In fiscal year 2006, we anticipate spending between $8 million to $18 million on capital expenditures, primarily relating to the improvements to one of our owned office buildings.

We expect that for the foreseeable future our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements for at least the next twelve months. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks of product returns; risks associated with investment in international sales operations; our ability to successfully contain our costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations.”

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At March 31, 2005, the net notional amount of forward contracts outstanding amounted to $100.4 million (see “Item 3—Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Commitments

Contractual Obligations

The following table summarizes our significant financial contractual obligations at March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheets, except for Obligations included in restructuring accrual (in millions):

	Payments Due by Period
	Total	2006	2007-2008	2009-2010	After 2010
Operating lease obligations	$39.7	$9.1	$15.4	$14.0	$1.2
Obligations included in restructuring accrual	69.3	14.1	26.3	23.1	5.8
Other purchase obligations	3.7	1.4	2.3	—	—

	$112.7	$24.6	$44.0	$37.1	$7.0

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

Obligations Included in Restructuring Accrual—We lease office space under operating leases that have been recognized in our restructuring liabilities on our consolidated balance sheets. We sublease a portion of this restructured space. As a result, the restructuring liability on our consolidated balance sheets reflects our obligation net of contractual and estimated sublease income. Obligations included in restructuring accrual in the above table reflect our lease obligations excluding contractual and estimated sublease income.

Other Purchase Obligations and Royalty Arrangements—Other significant purchase obligations represent minimum non-cancelable financial commitments made for which the respective goods or services have not been received as of March 31, 2005. The majority of our other purchase obligations relate to commitments related to information technology and telecommunication services. In addition, we have certain royalty commitments which are not included in the above table. These royalty commitments are associated with the shipment and licensing of certain products and are generally not subject to minimum purchase commitments. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of revenues on our Consolidated Statements of Income, was $4.7 million, $4.5 million and $4.4 million in fiscal year 2005, 2004 and 2003, respectively.

Other Commitments

Letters of Credit—We obtained letters of credit from financial institutions totaling $7.8 million as of March 31, 2005, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

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

Off-Balance-Sheet Arrangements.

We do not have off-balance-sheet arrangements with unconsolidated entities or with related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. As of March 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

On an on-going basis, we evaluate our accounting estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates.” We have identified the following accounting processes which require the application of critical accounting estimates: sales returns reserve; allowance for doubtful accounts; restructuring accruals; income taxes; and stock-based compensation, each of which are discussed in more detail in the paragraphs below.

Sales Returns Reserve.    The primary sales channels through which we sell our boxed and volume-license products throughout the world are comprised of a network of distributors and value added resellers (collectively referred to as “resellers”). Product returns from our resellers represent a substantial portion of our products returns. Product returns are recorded as a reduction of net revenues. Agreements for boxed products sold to our resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Current product returns for stock rotation from resellers are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding the amount of the requested return. Resellers may, and typically do, return 100% of their inventory balance of obsolete products within a limited time after the release of a new version of that software product. Under the terms of our distribution agreements, authorized returns of obsolete products require a new order from such reseller at an amount not less than the amount of the requested return. Product returns for stock rotation and obsolete products from our resellers are also impacted by actual product returns they receive directly from lower tiers of distribution for which we receive limited inventory and sell-through information. Sales of our volume-licensed products generally do not contain return privileges. Products purchased directly from us by end users, including sales from our online stores, generally have 30-day return rights.

As part of our revenue recognition practices, we have established a sales returns reserve based upon estimated and known returns related to the activities identified in the above paragraph. Known returns consist of approved and authorized product returns prior to receiving the returned goods. The estimated component of our sales returns reserve for stock rotation and obsolete product is determined upon the evaluation of the following factors:

•	historical product returns and inventory levels on a product-by-product basis for each of our primary sales regions;

•	current inventory levels and sell-through data on a product-by-product basis as reported to us by our resellers worldwide on a weekly or monthly basis;

•	our demand forecast by product in each of our principal geographic markets, which may be impacted by several factors, including, but not limited to, our product release schedule, seasonal trends, analyses developed by our internal sales and marketing organizations and analysis of third-party market data;

•	general economic conditions, specifically in the markets we serve; and

•	trends in our accounts receivable.

In addition to monitoring expected returns under stock rotation agreements, our channel management practices over our resellers are also intended to provide reasonable assurance that product inventory levels in the distribution channel, on a product-by-product basis, reflect anticipated demand for the respective products. In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our resellers in order to maintain inventory levels deemed by management to be appropriate. We generally provide a sales returns reserve to maintain channel inventory levels between four to six weeks of expected future sales by our first-tier and certain second tier resellers based on the criteria noted above. We make this estimate primarily based on channel inventory and sell-through information that we obtain principally from our first-tier resellers. At March 31, 2005, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

In fiscal years 2005, 2004, and 2003, product returns, consisting principally of stock rotation for obsolete products, totaled $8.8 million, $28.3 million and $22.7 million, or 2%, 8% and 7% of net revenues, respectively. In fiscal year 2005, product returns were lower due primarily to the lifecycle of our products, as we shipped no upgrades to our MX products during the year. In fiscal years 2004 and 2003, our product returns were impacted by transition and upgrade cycles associated with the launch of our MX product family in the first quarter of fiscal year 2003 and the upgrade of our MX product family to MX 2004 in the second quarter of fiscal 2004.

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

We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and reduce our reported net income. Our allowance for doubtful accounts amounted to $1.1 million, or 2% of gross accounts receivable, at March 31, 2005 and $1.9 million, or 4% of gross accounts receivable, at March 31, 2004. The reduction in the allowance for doubtful accounts at March 31, 2005 as compared to March 31, 2004 resulted from the continued favorable collection history experienced by the Company.

Distributors account for a significant portion of our net revenues and accounts receivable balances and comprise several individually large accounts. One of these distributors, Ingram Micro, represented 20%, 21% and 28% of consolidated net revenues in fiscal years 2005, 2004 and 2003, respectively, and 16% and 19% of our gross accounts receivable balances at March 31, 2005 and 2004, respectively. A second distributor, Tech Data represented 12%, 13% and 8% of our consolidated net revenues in fiscal years 2005, 2004 and 2003, respectively, and 10% and 14% of our gross accounts receivable at March 31, 2005 and 2004, respectively. If the credit exposure associated with a large distributor increased, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses on trade receivables related to any particular industry or geographic region.

Restructuring Accruals.    In fiscal year 2005, we exited two facilities in Northern California in conjunction with the completion of our new corporate headquarters building in San Francisco, California, which enabled us to consolidate employees previously housed in leased facilities. We recorded $11.8 million in restructuring and related exit charges in connection with these activities in the fourth quarter of fiscal year 2005. Of the newly exited facilities, we have a remaining minimum lease obligation of $12.6 million which expires in December 2011. The new facility exit activities are primarily comprised of the net facility lease obligation for one facility recorded at fair market value determined using the net present value of future cash obligations net of estimated sublease income; a one time termination fee related to the exit of our previous corporate headquarters; and the write-off of related property and equipment, net partially offset by deferred rent and a deferred gain recorded in connection with a sale-leaseback of one of the exited facilities. In addition, we revised our estimates to our restructuring plan executed in fiscal year 2002, recording additional expense in fiscal year 2005 of $7.4 million. In fiscal year 2002, we executed a restructuring plan (the “2002 Plan”) to deliver cost synergies associated with our fiscal year 2001 acquisition of Allaire Corporation and to better align our cost structure with the weaker business environment which resulted in restructuring expenses totaling $81.8 million. Restructuring expenses related to our 2002 Plan primarily represented estimated future costs related to 22 facilities to either cancel or vacate approximately 450,000 square feet of facility space held under our operating leases as a result of staff reductions and demise and tenant improvement costs to sublease the facilities, net of deferred rent recorded for the facilities and, to a lesser extent, employee termination and severance costs.

Our restructuring expenses and accruals involve significant estimates made by management using the best information available at the time that the estimates are made. These estimates include: facility exit costs such as demise and lease termination costs; timing of future sublease occupancy; estimated sublease income based on expected future market conditions; and, any fees associated with our restructuring expenses, such as brokerage fees. In addition, in accounting for new restructuring and exit activities under SFAS No. 146, the determination of fair market value is subject to an additional level of judgment in determining appropriate discount rates to apply when calculating the discounted fair value of net future obligations.

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, available market data, information from third parties, such as real estate appraisers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control and include, among other things, future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts and Northern California. In addition, our restructuring estimates for facilities could be materially and adversely impacted by the financial condition of sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our Consolidated Balance Sheet at March 31, 2005. Our actual costs may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual, which will impact our operating results in future periods.

As of March 31, 2005, our restructuring accrual balance was $29.3 million and included future minimum gross lease obligations through June 2010 of $55.4 million related to our 2002 Plan, offset by future sublease income of $35.4 million to be received under existing contractual sublease agreements. Our restructuring accrual balance also includes the net present value of future cash obligations net of estimated sublease income related to one of the facilities exited in fiscal year 2005 of $10.4 million in addition to net estimated common area maintenance and tax charges related to all restructured properties.

Estimated sublease income may be impacted by fluctuations in demand in the commercial real estate markets where we have significant operating lease obligations, notably the Newton, Massachusetts and San Francisco Bay Area, California commercial real estate markets. Accrued restructuring costs related to the Newton lease represented 51% of our total restructuring accrual balance at March 31, 2005. Our Newton office space covers 348,000 square feet held under operating leases through June 2010, of which restructured facilities covers 268,000 square feet. At March 31, 2005, of the 268,000 square feet designated restructured space, we subleased 236,000 square feet to existing tenants and the remaining 32,000 square feet was sublet to a tenant subsequent to year end. Existing subleases covering 54,000 square feet will expire prior to our lease obligation date at various dates commencing in April of 2006. In addition, with the cease of use of our Redwood Shores, California facility in the fourth quarter of fiscal year 2005, we have an additional 53,000 square feet of vacant space for which we are obligated through December 2011. If market conditions deteriorate in either the Newton, Massachusetts or Northern California commercial real estate markets, we may be unable to find acceptable tenants at the rates or timing consistent with what we used in estimating our restructuring accrual.

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

Stock-Based Compensation.    We have elected to continue to account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by Accounting Principles Board (“APB”) No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123 Accounting for Stock-Based Compensation.

As described further below under “Recent Accounting Standards,” the FASB recently issued SFAS No. 123R (Revised 2004) Share-Based Payment: Amendment of FASB Statement No. 123. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock, restricted stock units, and stock appreciation rights. Effective April 1, 2006, SFAS No. 123R will require us to expense the fair value of these awards as compensation expense. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. In determining the fair value of our share based payment awards, which include employee stock purchase plan and stock options, we use the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and a change in our assumptions could materially affect the fair value estimate, and thus the total calculated costs associated with the grant of stock options or issuance of stock under employee stock purchase plans. As a result, pro forma disclosures made in fiscal years 2005, 2004 and 2003 may not necessarily be representative of future, expected results. We have not yet determined what the impact of the adoption of SFAS No. 123R will be on our compensation philosophy or on our future reported net income.

Recent Accounting Standards

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

In December 2004, the FASB issued FASB Statement No. 123R (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 which requires us to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. SFAS No.123R is effective for annual periods beginning after December 31, 2005 (the quarter ended June 30, 2006 for Macromedia, Inc.). Companies adopting the new requirements are likely to reexamine their valuation methods and the support for the assumptions that underlie the valuation of the awards. Many are also likely to carefully examine their share-based-payment programs. SFAS No. 123R establishes accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. It carries forward prior guidance on accounting for awards to non-employees. We are currently evaluating the impact that adopting SFAS No. 123R will have on our consolidated financial statements and expect that adoption will result in an increase in operating expense.

In December 2004, the FASB issued Staff Position SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, (“FSP 109-1”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under Statement 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return, according to FSP 109-1. We are following the requirements of FSP 109-1. The FASB’s guidance does not have a material impact on our financial position.

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. This act introduced a limited time 85% dividend received deduction on repatriation of certain foreign earnings. This deduction would result in an approximate federal income tax rate of 5.25% on the repatriated earnings. On December 21, 2004, the Financial Accounting Standards Board (“FASB”), issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We have not provided for United States income taxes on a cumulative total of approximately $91.4 million of undistributed earnings as of March 31, 2005 for foreign subsidiaries as we intended to reinvest these earnings indefinitely in operations outside of the United States. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us. We expect to complete such evaluation before the end of our fiscal 2006. The range of possible amounts that we are considering for repatriation in fiscal year 2006 under this provision is between zero and $120.0 million. The potential range of related income tax expense is between zero and $12.2 million.

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

Failure to complete the merger with Adobe could materially and adversely affect our results of operations and our stock price.

On April 17, 2005, we entered into a definitive merger agreement with Adobe Systems Incorporated. Consummation of the merger is subject to customary closing conditions, regulatory approvals, including antitrust approvals, and approval by the stockholders of Adobe and Macromedia, respectively. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not consummated:

•	We may not realize any or all of the potential benefits of the merger, including any synergies that could result from combining the financial and proprietary resources of Macromedia and Adobe;

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	Under some circumstances, we may have to pay a termination fee to Adobe in the amount of $103.2 million;

•	The attention of our management and our employees may be diverted from day-to-day operations;

•	Our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger; and

•	Our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the merger.

The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price.

Since the merger agreement contemplates a fixed exchange ratio, changes in the market price of Adobe common stock could adversely affect the value of Adobe common stock to be received by our stockholders in the merger—Under the merger agreement, each outstanding share of our common stock will be converted into the right to receive 1.38 shares of Adobe common stock (after taking into account the two-for-one stock split in the form of a stock dividend of Adobe common stock paid on May 23, 2005 to Adobe stockholders of record as of May 2, 2005). Because the merger agreement contemplates a fixed exchange ratio, changes in the stock price of Adobe common stock in the period leading up to the time the merger is consummated could adversely affect the value of the Adobe common stock to be received by our stockholders upon consummation of the merger.

In connection with the merger, we intend to file a joint proxy statement/prospectus with the SEC announcing the special meeting of stockholders that we will hold to enable our stockholders to vote to adopt the merger agreement. The joint proxy statement/prospectus will be mailed to all our stockholders and will contain important information about Macromedia, Adobe, the merger, risks relating to the merger and the combined company, and related matters. We strongly encourage you to read this joint proxy statement/prospectus.

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

We face intense competition—We operate in a highly competitive market characterized by market and customer expectations to incorporate new features and to accelerate the release of new products. These market factors represent both opportunities and competitive threats to us. With respect to competitive threats:

•	Our designer and developer tools compete directly and indirectly with products from vendors including Microsoft, IBM, Adobe, and other companies.

•	Our server software products compete in a highly competitive and rapidly changing market for application server technologies. With respect to these products, we compete directly with products offered by Microsoft, IBM, BEA, Sun and various other open-source or free technologies.

•	Our products marketed to Business Users, such as Breeze and Contribute, compete directly and indirectly with products offered by IBM, Microsoft, WebEx Communications, Inc. and other companies.

•	Our products offered to mobile operators and device manufacturers for use in consumer devices compete directly and indirectly with various technologies and products from both established and emerging vendors.

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

Revenues from our Consumer market may be difficult to predict—Our future revenue growth is increasingly dependent upon our ability to continue to increase net revenues obtained from licensing our

Consumer products for use in mobile phones, set-top boxes, game devices, personal digital assistants (“PDAs”), hand-held computers and other consumer electronic devices. We have a limited history of licensing products in our Consumer market and believe these transactions present considerably greater risks than we have historically experienced with sales of products licensed to designers and developers. Specific risks related to our ability to predict revenues in our Consumer market include, but are not limited to, the following:

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

We face risks associated with international operations—Net revenues outside of North America accounted for approximately 46%, 44% and 42% of our consolidated net revenues in fiscal years 2005, 2004 and 2003, respectively. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products and in some cases, to translate them into foreign languages. We have and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. In addition, we also are expanding our own research, development, and quality assurance capabilities through the Company’s subsidiary in India. International business and operations are subject to a number of unique risks, including, but not limited to:

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At March 31, 2005, the net notional amount of forward contracts outstanding in U.S. Dollars using the spot exchange rates in effect at March 31, 2005 was $100.4 million. However, there can be no assurance that such contracts will adequately manage our exposure to currency fluctuations in the long-term, as the average maturity of these foreign exchange forward contracts is less than twelve months.

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

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance—We are subject to rules and regulations of federal, state and financial market exchange entities responsible for protecting investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by on-going revisions to our disclosure and governance practices.

Failure to maintain an effective system of internal controls could harm our business—Designing and maintaining effective internal controls over financial reporting is expensive and requires considerable attention from management, employees, and expert outside advisers. Internal controls, however well-designed and operated, cannot provide any absolute assurance that the objectives of the controls will be met. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we and our independent registered public accounting firm periodically certify the adequacy of our internal controls over financial reporting. This requirement became applicable to the Company on March 31, 2005. At March 31, 2005, we identified a material weakness in our internal controls over income taxes as part of the Section 404 certification process. This deficiency, for which remediation has already begun, or any actual failure of our internal controls, could harm the financial position of our business, reduce investor confidence in the Company, cause a decline in the market price for our common stock, and subject the Company to costly litigation.

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

Our operating results are dependent, in part, on our distribution channels—A substantial portion of our net revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, hardware and software superstores, retail dealers and OEMs. Although historically we have not experienced any material problems with our distribution channels, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. Our ability to effectively distribute products depends in part upon the financial and business conditions of our distribution channels. Two distributors represented over 10% of the net revenues and gross account receivables in the periods presented in the table below:

	% of Net Revenues			% of Gross Accounts Receivable
	Fiscal Years Ended March 31,			March 31, 2005	March 31, 2004
	2005	2004	2003
Distributor:
Ingram Micro, Inc.	20%	21%	28%	16%	19%
Tech Data Corporation	12%	13%	8%	10%	14%

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

Product returns could exceed our estimates and harm our net revenues—The primary sales channels into which we sell our products throughout the world are a network of distributors and VARs. Agreements with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. In general, we expect sales returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and resellers seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we expect that product inventory held by our distributors and resellers would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end user demand, which would result in a decrease in our allowance for sales returns. As part of our revenue recognition practices, we have established a reserve for estimated sales returns. The reserve is based on a number of factors, including channel inventory levels and the timing of new product introductions. Actual product returns in excess of our reserve estimates would have an adverse effect on our net revenues and our results of operations.

Changes in tax laws and regulations may increase our expenses and the cost of our products—In October 1998, the federal Internet Tax Freedom Act (“ITFA”) was enacted. The ITFA imposed a three-year moratorium on state and local taxes related to internet access and discriminatory taxes on electronic commerce that expired on October 20, 2001. The moratorium was extended in November 2001 and November 2003. Under current law, the moratorium is set to expire on November 1, 2007. The Senate introduced a bill (S. 849) on April 19, 2005 to make permanent the moratorium. The bill has been referred to the Committee on Commerce, Science and Transportation. If the ITFA is not extended or permanently enacted, state and local jurisdictions may seek to impose taxes on internet access or electronic commerce within their jurisdictions. These taxes would increase our operating expenses and the sales price of our products.

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

Adverse economic conditions in the commercial real estate market may affect our ability to sublease vacated portions of properties held under sublease—Our restructuring expenses and accruals involve significant estimates made by management using the best information available at the time that the estimates were made, including market data obtained from real estate brokers in the local markets. These estimates include evaluating the timing and market conditions of rental payments and sublease income. Changes in our current operations could result in us vacating additional portions of properties held under operating leases prior to the expiration of the corresponding lease agreements and could result in additional changes. The general adverse economic conditions in the areas where we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. There can be no assurance that market conditions will improve during the terms of our lease periods. If market conditions deteriorate, we may be unable to sublease our excess leased properties at all or on terms acceptable to us, or we may not meet our expected estimated levels of sublease income and our results of operations could be adversely affected.

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

Future impairment assessments on intangible assets may result in additional impairment charges—In fiscal year 2003, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized, but instead, reviewed at least annually for impairment. Significant changes in demand for our products or changes in market conditions in the principal markets in which we sell our products, could adversely impact the carrying value of these intangible assets. In particular, if there is (i) a significant and other than temporary decline in the market value of our common stock; (ii) a decrease in the market value of a particular asset; or (iii) operating or cash flow losses combined with forecasted future losses, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, should we develop and manage our business using discrete financial information for reporting units in the future, we may be required to allocate our goodwill balance to those reporting units, which may result in an impairment of part or all of our recorded goodwill.

Changes in the interpretation of generally accepted accounting principles (“GAAP”) may affect our reported results—We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. Of particular significance are GAAP relating to the accounting treatment of employee stock options and the recognition of revenue in software licensing transactions. A change in these principles, and in particular the changes in GAAP to require the future expensing of the fair value calculated for stock options promulgated by SFAS No. 123R, could have a significant effect on our reported results and may affect the reporting of transactions completed prior to the announcement of a change.

Changes in our tax rates could affect our future results—As a multinational corporation, we are subject to income taxes in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are impacted by the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Our future effective tax rates could be favorably or unfavorably affected by various factors including changes in the mix of earnings in countries with differing statutory tax rates, the impact of re-measurement of net tax liabilities due to changes in foreign exchange rates and by changes in the valuation of our deferred tax assets and liabilities. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse affect on our results of operations or financial condition.

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

The table below represents cost, carrying amounts and the related weighted average effective interest rates by year of maturity for our cash equivalents and short-term investments as of March 31, 2005. The table does not include cash of $6.9 million held in bank deposit accounts as of March 31, 2005.

	For the Fiscal Years Ending March 31,
	2006	2007	2008	Total Cost	Carrying Amount
	(in millions, except interest rates)
Cash equivalents	$100.0	$—	$—	$100.0	$100.0
Average interest rate	2.64%	—	—	2.64%
Short-term investments	$164.6	$94.0	$14.7	$273.3	$271.4
Average interest rate	2.04%	3.05%	3.18%	2.45%

Total cash equivalents and short-term investments	$264.6	$94.0	$14.7	$373.3	$371.4

Foreign Currency Risk

Our international operations are subject to risks typical of an international business, including, among other factors: differing economic conditions; changes in political climate; differing tax structures; other regulations and restrictions; and foreign exchange volatility. As a result, our future results could be materially impacted by changes in these and other factors.

We sell our products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. We regularly enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent cash, receivables and payables. Our management’s present strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates over our fiscal year. We account for derivative instruments and hedging activities in accordance with SFAS No. 133. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value.

We have implemented a risk management program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of foreign exchange forward contracts in certain currencies, primarily the Euro, Japanese Yen and British Pound. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. Under this program, increases or decreases in our foreign currency transactions are partially offset by gains and losses on the foreign exchange forward contracts, so as to mitigate the income statement impact of significant foreign currency exchange rate movements. We do not use foreign exchange forward contracts for speculative or trading purposes.

Cash Flow Hedging.    We designate and document foreign exchange forward contracts related to forecasted transactions as cash flow hedges and, as a result, we apply hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in the fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (loss) (“AOCI”). We record any ineffective portion of the hedging instruments, which was not significant in fiscal years 2005, 2004 and 2003 in other income (expense) on our consolidated statements of operations. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to other income (expense) at that time. All values reported in AOCI at March 31, 2005 are expected to be reclassified to earnings in twelve months or less. At March 31, 2005, the outstanding cash flow hedging derivatives had maturities of thirteen months or less.

Balance Sheet Hedging.    We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At March 31, 2005, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

Our outstanding net foreign exchange forward contracts at March 31, 2005 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at March 31, 2005 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount in U.S. Dollar	Weighted Average Forward Rates
	(In millions, except weighted average forward rates)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$41.9	1.29
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	16.5	104.09
British Pound (“GBP”) (contracts to receive U.S. Dollar/pay GBP)	13.3	1.83

Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$12.1	1.28
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	11.1	106.61
British Pound (“GBP”) (contracts to receive U.S. Dollar/pay GBP)	5.6	1.87

Other Financial Derivatives

We hold a warrant exercisable into 1.2 million shares of preferred stock received from a privately-held company which is considered a derivative financial instrument in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This warrant has an exercise price of $3.21 per share and is exercisable through January 1, 2010. In accordance with SFAS No. 133, we are required to revalue the warrant each quarter, reflecting adjustments to fair value, if any which would be recorded in our Consolidated Statements of Income. At March 31, 2005, the warrant had a carrying value of $1.4 million calculated using the Black-Scholes pricing model. Changes in the estimated market value of the privately-held company will impact the fair value of this instrument.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Stockholders’ Equity and Comprehensive Income,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Schedule II—Valuation and Qualifying Accounts” on pages F-2 to F-31 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment identified the following material weakness in the Company’s internal control over financial reporting as of March 31, 2005:

The Company’s policies and procedures did not include adequate management oversight and review of the Company’s accounting for income taxes. This lack of adequate management oversight and review resulted in errors in the Company’s income tax expense and the corresponding deferred tax assets and liabilities in the Company’s preliminary fiscal 2005 consolidated financial statements. These errors were corrected by management in the accompanying consolidated financial statements prior to their issuance. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

As a result of this material weakness, management has concluded that, as of March 31, 2005, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

(b) Changes in Internal Control Over Financial Reporting

Except as noted below, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fourth quarter of fiscal year 2005, in connection with an internal and comprehensive assessment as to our compliance with all applicable authoritative accounting and reporting principles, we enhanced our internal controls related to the identification and analysis of specific accounting matters. Specifically, we established stronger procedures surrounding our internal disclosure and finance meetings including developing a tracking mechanism to ensure that accounting matters were identified and that related analyses, judgments and estimates were appropriately documented and reviewed by senior finance personnel.

We are taking steps to ensure that the material weakness identified above is remediated by implementing enhanced control processes over accounting for income taxes which will include utilizing personnel from a third-party professional services firm with expertise in accounting for income taxes to assist in the preparation and review of our income tax provision.

(c) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the material weakness in our internal control over financial reporting referenced above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in reaching a level of reasonable assurance in achieving our desired control objectives. Management of the Company is in the process of implementing measures to eliminate the material weakness in our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

We have adopted a written code of ethics for financial employees that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other employees of the finance department designated by the company’s Chief Financial Officer. This code of ethics, titled the “Code of Ethics for Financial Employees,” is posted on the Investor Relations section of our public website at www.macromedia.com/macromedia/ir under the Corporate Governance menu. We have determined that the code complies with the requirements as set forth in Item 406 of Regulation S-K promulgated under the Securities Act and the Exchange Act, as amended.

The information concerning audit committee financial experts required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Audit Committee Financial Experts.” The Company’s Board of Directors has determined that the members of our Audit Committee, which is currently composed of Messrs. Gomo, Harris and Lucas, are financial experts (as defined in Item 401 of Regulation S-K of the Exchange Act) and possesses the financial qualifications required of audit committee members set forth in the NASDAQ’s Market Place Rules and under the Exchange Act. In addition, the Company’s Board of Directors has determined that each member of the Audit Committee is independent as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Certain information concerning related stockholder matters required by this Item can be found on pages F-29 to F-31. Additional information required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Certain Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(A) The following documents are filed as part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Macromedia, Inc. are incorporated by reference to Part II, Item 8 of this Form 10-K:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—March 31, 2005 and 2004
Consolidated Statements of Income—Years Ended March 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income —Years Ended March 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows—Years Ended March 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2. Financial Statement Schedule. The following financial statement schedule of Macromedia, Inc. for the fiscal years ended March 31, 2005, 2004 and 2003 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Macromedia, Inc.:

Schedule II: Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or related Notes thereto.

3. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Date Filed
2.01

Agreement and Plan of Merger and Reorganization, dated as of April 17, 2005, by and among Adobe Systems Incorporated, a Delaware corporation (“Adobe”), Avner Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Adobe, and Macromedia, Inc., a Delaware corporation.

		8-K	April 18, 2005

3.01	Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.02	Certificate of Amendment of Restated Certificate of Incorporation.	S-8	August 20, 2001

3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	S-8	August 20, 2001

3.04	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Secretary of State of the State of Delaware on October 26, 2001.	8-A	October 26, 2001

3.05	Registrant’s amended and restated Bylaws effective October 18, 2004	10-K	October 22, 2004

4.01

Rights Agreement dated October 25, 2001 between Registrant and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Rights to Purchase Preferred Shares and as Exhibit C the Form of Rights Certificate.

		8-A	October 26, 2001

4.02	Amendment No. 1 to Rights Agreement dated October 25, 2001 between Registrant and Mellon Investor Services LLC as Rights Agent, dated as of April 17, 2005.	8-K	April 18, 2005

10.01	Macromedia, Inc. 2001 Employee Stock Purchase Plan. *	S-8	January 18, 2002

10.02	Macromedia, Inc. 2003 Employee Stock Purchase Plan. *	S-8	July 30, 2003

10.03	1992 Equity Incentive Plan, as amended to date. *	10-Q	August 3, 2001

10.04	Allaire Corporation 1997 Stock Incentive Plan. *	S-8	August 17, 2001

10.05	Allaire Corporation 1998 Stock Incentive Plan. *	S-8	August 17, 2001

10.06	Allaire Corporation 2000 Stock Incentive Plan. *	S-8	August 17, 2001

10.07	eHelp Corporation 1999 Equity Incentive Plan.	S-8	December 29, 2003

10.08	Macromedia, Inc. 2002 Equity Incentive Plan. *	S-8	August 21, 2002

10.09	1993 Directors Stock Option Plan, as amended to date. *	10-Q	August 3, 2001

10.10	Andromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.11	Macromedia, Inc. 1999 Stock Option Plan. *	S-8	August 17, 2000

10.12	Blue Sky Software Corporation 1995 Stock Option Plan. *	S-8	December 29, 2003

10.13	Blue Sky Software Corporation 1996 Stock Option Plan. *	S-8	December 29, 2003

10.14	Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 6, 2001.	10-K	June 12, 2002

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Date Filed
10.15	First Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

10.16	Second Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 21, 2001.	10-K	June 12, 2002

10.17	Third Amendment to Agreement for Purchase and Sale of Real Property by and between Registrant and Menlo Equities Associates LLC dated November 30, 2001.	10-K	June 12, 2002

10.18	Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated November 29, 2001.	10-K	June 12, 2002

10.19	First Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 3, 2001.	10-K	June 12, 2002

10.20	Second Amendment to Lease Agreement by and between Registrant and Menlo Equities Associates LLC dated December 17, 2001.	10-K	June 12, 2002

10.21	Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated November 23, 1999.	10-K1	March 30, 2000

10.22	First Amendment to Lease Agreement by and between Allaire Corporation and EOP Riverside Project LLC dated May 31, 2000.	10-Q2	August 14, 2000

10.23	Written Confirmation of Consent to Amendment of Option and Cancellation of Option between the Registrant and Robert K. Burgess dated July 15, 1997. *	10-K	June 12, 2002

10.24	Amended Employment agreement between the Registrant and Robert K. Burgess dated January 19, 2005. *	8-K	January 21, 2005

10.25	Employment agreement between the Registrant and Stephen A. Elop dated January 19, 2005.*	8-K	January 21, 2005

10.26	Employment agreement between the Registrant and Elizabeth A. Nelson dated January 19, 2005.*	8-K	January 21, 2005

10.27	Restricted Stock Purchase agreement between the Registrant and Robert K. Burgess dated January 24, 2005.*	10-Q	February 8, 2005

10.28	Restricted Stock Purchase agreement between the Registrant and Stephen A. Elop dated January 24, 2005.*	10-Q	February 8, 2005

10.29	Restricted Stock Purchase agreement between the Registrant and Elizabeth A. Nelson dated January 24, 2005.*	10-Q	February 8, 2005

10.30	Consulting agreement between the Registrant and John (Ian) Giffen dated February 1, 1998. *	10-K	June 12, 2002

10.31	First Amendment to consulting agreement between the Registrant and John (Ian) Giffen dated March 31, 2000. *	10-K	June 12, 2002

10.32	Domestic Distribution Agreement by and between the Registrant and Ingram Micro, Inc. dated January 4, 1999.**	10-K	June 9, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Date Filed
10.33	Distribution Agreement by and between Macromedia, Inc. and Tech Data Product Management, Inc. dated June 29, 2001 (as amended).	10-K	June 14, 2004

10.34	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.	10-K		X

10.35	2002 Equity Incentive Plan Stock Option Agreement between the Registrant and Thomas E. Hale dated April 12, 2004.	10-K		X

10.36	Option Agreement for 601 Townsend Street, San Francisco, California, dated July 16, 2003, by and between the Registrant and Baker Hamilton Properties, LLC.	8-K	August 19, 2003

10.37	Option Agreement for 625 Townsend Street, San Francisco, California, dated July 16, 2003, by and between the Registrant and Townsend 625, LLC.	8-K	August 19, 2003

10.38	Option Agreement for 650 King Street, San Francisco, California, dated July 16, 2003, by and between the Registrant and Baker Hamilton Properties, LLC.	8-K	August 19, 2003

10.39	Form of Exercise Notice for the Exercise of Option to Purchase the Real Property located at 601 Townsend Street, San Francisco, California (included in Exhibit 10.01 hereto).	8-K	August 19, 2003

10.40	Form of Exercise Notice for the Exercise of Option to Purchase the Real Property located at 625 Townsend Street, San Francisco, California (included in Exhibit 10.02 hereto).	8-K	August 19, 2003

10.41	Form of Exercise Notice for the Exercise of Option to Purchase the Real Property located at 650 King Street, San Francisco, California (included in Exhibit 10.03 hereto).	8-K	August 19, 2003

10.42	First Amendment, dated August 14, 2003, to Option Agreement for 601 Townsend Street, San Francisco, California by and between the Registrant and Baker Hamilton Properties, LLC.	8-K	August 19, 2003

10.43	First Amendment, dated August 14, 2003, to Option Agreement for 625 Townsend Street, San Francisco, California by and between the Registrant and Townsend 625, LLC.	8-K	August 19, 2003

21.01	List of Registrant’s subsidiaries.			X

23.01	Consent of Independent Registered Public Accounting Firm.			X

24.01	Power of Attorney (see page 55 of this Form 10-K).			X

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Date Filed

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*	Represents a management contract or compensatory plan or arrangement.

**	Confidential treatment has been granted with respect to certain information contained in this document. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

1	Filed with the Allaire Corporation Annual Report on Form 10-K (Commission File Number: 0-25265).

2	Filed with the Allaire Corporation Quarterly Report on Form 10-Q (Commission File Number: 0-25265).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROMEDIA, INC.

By:	/s/ ELIZABETH A. NELSON
Elizabeth A. Nelson Executive Vice President, Chief Financial Officer and Secretary

Dated: June 14, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Elop and Elizabeth A. Nelson, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ ROBERT K. BURGESS Robert K. Burgess	Executive Chairman and Director	June 14, 2005

/s/ STEPHEN A. ELOP Stephen A. Elop	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2005

/s/ ELIZABETH A. NELSON Elizabeth A. Nelson	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial Officer)	June 14, 2005

/s/ DAVID C. BERNSTEIN David C. Bernstein	Vice President, Finance (Principal Accounting Officer)	June 14, 2005

/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Director	June 14, 2005

/s/ JOHN (IAN) GIFFEN John (Ian) Giffen	Director	June 14, 2005

/s/ STEVEN GOMO Steven Gomo	Director	June 14, 2005

/s/ WILLIAM H. HARRIS, JR. William H. Harris, Jr.	Director	June 14, 2005

/s/ DONALD L. LUCAS Donald L. Lucas	Director	June 14, 2005

/s/ TIMOTHY O’REILLY Timothy O’Reilly	Director	June 14, 2005

/s/ WILLIAM B. WELTY William B. Welty	Director	June 14, 2005

MACROMEDIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Macromedia, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(a)), that Macromedia, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of a material weakness identified in management’s assessment associated with the Company’s accounting for income taxes, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macromedia’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company’s policies and procedures did not include adequate management oversight and review of the Company’s accounting for income taxes. This lack of adequate management oversight and review resulted in errors in the Company’s income tax expense and the corresponding deferred tax assets and liabilities. Because of this deficiency, there is more than a remote likelihood that a material misstatement in the Company’s annual or interim consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macromedia, Inc. and subsidiaries as of March 31, 2005 and

2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated June 14, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Macromedia, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Macromedia, Inc. has not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    KPMG LLP

Mountain View, California

June 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Macromedia, Inc.:

We have audited the accompanying consolidated balance sheets of Macromedia, Inc. and subsidiaries as of March 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macromedia, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Macromedia, Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

June 14, 2005

MACROMEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$106,854	$92,662
Short-term investments	271,424	190,029
Accounts receivable, net	57,582	38,210
Prepaid expenses and other current assets	23,674	28,832

Total current assets	459,534	349,733
Property and equipment, net	109,509	45,512
Goodwill	226,937	239,014
Purchased and other intangible assets, net	13,864	17,050
Deferred income taxes, non-current	22,272	16,062
Other assets	11,765	15,692

Total assets	$843,881	$683,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,355	$5,311
Accrued payroll and related liabilities	25,485	22,667
Other accrued liabilities	35,736	41,151
Income taxes payable	21,849	13,847
Accrued restructuring	9,151	6,934
Deferred revenues	42,604	32,215

Total current liabilities	140,180	122,125

Other liabilities, non-current:
Accrued restructuring	20,171	11,657
Deferred revenues	9,413	5,173
Other liabilities	3,870	6,778

Total liabilities	173,634	145,733

Commitment and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of March 31, 2005 and 2004	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 76,812 and 70,069 shares issued as of March 31, 2005 and 2004, respectively	77	70
Treasury stock, at cost; 1,836 shares as of March 31, 2005 and 2004	(33,649)	(33,649)
Additional paid-in capital	958,937	856,680
Deferred stock compensation	(8,879)	—
Accumulated other comprehensive income (loss)	(2,361)	408
Accumulated deficit	(243,878)	(286,179)

Total stockholders’ equity	670,247	537,330

Total liabilities and stockholders’ equity	$843,881	$683,063

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended March 31,
	2005	2004	2003
Net revenues	$436,168	$369,786	$336,913
Cost of revenues:
Cost of net revenues	31,543	30,668	36,064
Amortization and impairment of acquired developed technology	3,236	1,954	21,770

Total cost of revenues	34,779	32,622	57,834

Gross profit	401,389	337,164	279,079

Operating expenses:
Sales and marketing	182,957	156,509	145,286
Research and development	98,410	91,895	92,370
General and administrative	44,036	37,568	36,164
Amortization and impairment of intangible assets	966	1,135	3,207
In-process research and development	—	2,010	357
Restructuring and other	19,172	—	—

Total operating expenses	345,541	289,117	277,384

Operating income	55,848	48,047	1,695

Other income (expense):
Interest income, net	5,760	3,698	4,117
Gain on investments and other, net	1,654	927	852
Other, net	(684)	(1,000)	(1,613)

Total other income	6,730	3,625	3,356

Income before income taxes	62,578	51,672	5,051
Provision for income taxes	20,277	13,097	4,061

Net income	$42,301	$38,575	$990

Net income per common share:
Basic	$0.60	$0.60	$0.02
Diluted	$0.55	$0.56	$0.02
Weighted average common shares outstanding used for basic and diluted income per common share:
Basic	70,860	64,380	60,170
Diluted	76,650	69,430	61,190

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2002	60,987	$61	(1,836)	$(33,649)	$736,153	$(281)	$(158)		$(325,744)	$376,382
Comprehensive income:
Net income								$990	990	990
Unrealized gain on available-for-sale short-term investments, net of $0 tax							534	534		534
Unrealized gain from cash flow hedges, net of $0 tax							41	41		41

Total comprehensive income								$1,565

Exercise of stock options	837	1			10,239					10,240
Common stock issued under ESPP	1,141	1			6,140					6,141
Tax benefit on exercise of stock options					194					194
Non-cash stock compensation						281				281

Balances as of March 31, 2003	62,965	63	(1,836)	(33,649)	752,726	—	417		(324,754)	394,803
Comprehensive income:
Net income								$38,575	38,575	38,575
Unrealized loss on available-for-sale short-term investments, net of $0 tax							(136)	(136)		(136)
Unrealized gain from cash flow hedges, net of $0 tax							127	127		127

Total comprehensive income								$38,566

Exercise of stock options	3,588	4			48,922					48,926
Common stock issued under ESPP	1,159	1			7,007					7,008
Tax benefit on exercise of stock options					1,425					1,425
Stock options assumed in eHelp acquisition (see Note 4)					4,332					4,332
Common stock issued in eHelp acquisition (see Note 4)	2,357	2			42,268					42,270

Balances as of March 31, 2004	70,069	$70	(1,836)	$(33,649)	$856,680	$—	$408		$(286,179)	$537,330
Comprehensive income:
Net income								$42,301	42,301	42,301
Unrealized loss on available-for-sale short-term investments, net of $0 tax							(2,140)	(2,140)		(2,140)
Unrealized loss from cash flow hedges, net of $0 tax							(629)	(629)		(629)

Total comprehensive income								$39,532

Exercise of stock options	5,960	6			83,816					83,822
Common stock issued under ESPP	483	1			7,737					7,738
Deferred stock compensation	300	—			9,248	(9,248)				—
Amortization of deferred stock compensation						369				369
Tax benefit on exercise of stock options					1,456					1,456

Balances as of March 31, 2005	76,812	$77	(1,836)	$(33,649)	$958,937	$(8,879)	$(2,361)		$(243,878)	$670,247

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC,

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$42,301	$38,575	$990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,731	22,985	31,167
Write-off and impairment of long-lived assets, including intangible assets	298	—	19,189
Acquisition of in-process research and development	—	2,010	357
Non-cash restructuring expenses	(1,670)	—	—
Gain on investments and other, net	(3,734)	(927)	(852)
Amortization of non-cash stock compensation	369	—	281
Deferred income taxes	(9,068)	(6,279)	(459)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(19,372)	(8,752)	(1,571)
Prepaid expenses and other current assets	7,563	(3,394)	3,596
Accounts payable and other current liabilities	18,323	8,802	(7,570)
Accrued restructuring	10,731	(12,527)	(11,945)
Deferred revenues	14,629	2,713	9,125

Net cash provided by operating activities	85,101	43,206	42,308

Cash flows from investing activities:
Purchases of available-for-sale short-term investments	(260,023)	(313,098)	(155,079)
Proceeds from sales and maturities of available-for-sale short-term investments	176,490	241,136	131,186
Cash acquired (used) in business combination, net of cash paid and acquisition costs	(15,886)	9,726	(4,538)
Purchases of property and equipment	(74,023)	(25,707)	(6,243)
(Increase) decrease in restricted cash related to acquisitions and other, net	15,954	(11,973)	(3)
Other, net	(4,981)	(3,393)	5,945

Net cash used in investing activities	(162,469)	(103,309)	(28,732)

Cash flows from financing activities:
Proceeds from issuance of common stock	91,560	55,934	16,381

Net cash provided by financing activities	91,560	55,934	16,381

Net increase (decrease) in cash and cash equivalents	14,192	(4,169)	29,957

Cash and cash equivalents, beginning of year	92,662	96,831	66,874

Cash and cash equivalents, end of year	$106,854	$92,662	$96,831

Supplemental disclosures:
Cash paid for taxes	$6,865	$5,498	$3,427
Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$1,456	$1,425	$194
Common stock issued and options assumed in purchase business combinations	$—	$46,602	$—
Unrealized gain (loss) on available-for-sale securities	$(2,140)	$(136)	$534

See accompanying notes to consolidated financial statements.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Macromedia, Inc. (the “Company” or “Macromedia”) provides software that empowers designers, developers and business users to create and deliver effective user experiences on the Internet, fixed media and wireless and digital devices. The Company’s integrated family of technologies enables the development of a wide range of internet mobile application solutions.

The Company sells its products through a worldwide network of distributors, value-added resellers (“VARs”) and its own sales force and websites. In addition, Macromedia derives revenues from software maintenance and technology licensing agreements to original equipment manufacturers (“OEMs”) and end users.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation—The consolidated financial statements include all domestic and foreign subsidiaries that are more than 50% owned. Macromedia is not involved with any variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Consolidation of Variable Interest Entities. All significant intercompany transactions and balances have been eliminated. Macromedia has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The financial information reflects all adjustments which are, in the opinion of management, necessary to provide fair consolidated balance sheets, consolidated statements of income and cash flows for the periods presented. Such adjustments are normal and recurring except as otherwise noted.

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

Software Revenue Recognition—The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In addition, revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, as applicable.

Revenues recognized from software licenses are recognized upon shipment provided that persuasive evidence of an arrangement exists, collection of the resulting receivables is deemed probable and the payment terms are fixed or determinable. The Company also maintains allowances for anticipated product returns and rebates to distributors. Revenues from consulting, training and other services are generally recognized as the services are performed. When software licenses are sold together with services, revenues are allocated to each element of the arrangement based on the relative fair values of the elements, such as software licenses, maintenance, support and training.

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company licenses products to OEMs and/or provides end user customers the right to use multiple copies. These arrangements generally provide for nonrefundable fixed fees. Revenues are recognized upon delivery of the product master or the first copy, provided that all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed or determinable and collection is probable. Per-copy royalties in excess of the fixed minimum amounts are recognized as revenues when reported to us by third party licensees. If maintenance and support is included in the contract, it is unbundled from the license fee using the Company’s objective evidence of the fair value of the maintenance and support. If objective evidence of the fair value of the maintenance and support is not available, the revenues from the entire arrangement are recognized ratably over the maintenance and support term.

Fees from volume licenses are recognized as revenues upon shipment provided that all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable and the arrangement does not involve services that are essential to the functionality of the software. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment for the licenses is not dependent upon the performance of consulting services. Revenues from maintenance and support are recognized on a straight-line basis over the term of the contract.

During periods of product transition when upgraded versions of existing products are being introduced and released for commercial shipment, we provide eligible end user customers who purchased the older product version during a specified time frame the right to receive the upgrade version of the licensed product at no additional charge. The Company also offers certain discount rights to existing users to encourage their migration to other Macromedia products. To the extent that such transactions are multiple-element arrangements, we defer revenue equal to the fair value of the specified upgrade or discount right, reduced by the estimated percentage of customers who will not exercise the discount right in the specified time period. Estimates of customers not exercising the discount right are based upon historical analyses. The actual percentage of customers not exercising the discount right has been materially consistent with our estimates.

For desktop software products, the Company offers limited complimentary 90-day technical support to end user customers who have registered their products via e-mail or over the phone. This cost is included as part of the initial license fee charged to these customers. The Company has determined that the cost to provide this support is insignificant. In addition, no product updates are provided during this period. As a result, the Company does not defer any portion of the license fee related to this support.

Allowance for Sales Returns—The Company has established an allowance for sales returns based upon estimated and known returns. Product returns are recorded as a reduction of net revenues and as a reduction of the Company’s accounts receivable balance. Agreements for boxed products with the Company’s distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Current product returns for stock rotation from distributors are generally limited to 10% of their prior quarter’s purchases, provided they order new products for an amount equal to or exceeding

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the amount of the requested return. Distributors may typically return 100% of their inventory balance for obsolete product within a limited time after the release of a new version of such software. Under the terms of the Company’s distribution agreements, authorized returns for obsolete products require a new order from such distributor at an amount not less than the amount of the requested return. Sales of the Company’s volume-licensed products generally do not contain return-right privileges. Products purchased directly from the Company by end users, including sales from the Company’s online stores, have 30-day return rights privileges.

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

Cash Equivalents and Short-term Investments—Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of generally more than three months from time of purchase. We classify all of our cash equivalents and short-term investments that are free of trading restrictions or become free of trading restrictions within one year as “available-for-sale”. At March 31, 2005, these marketable securities consisted of highly liquid corporate debt securities, asset-backed securities, U.S. treasury securities, U.S. government agency securities, commercial paper and repurchase agreements. Cash equivalents in foreign currencies consist of money market funds. The objective of the Company’s investments policy is the preservation of the value of its fixed-income investment portfolio while maintaining adequate financial liquidity. The Company invests in high-quality fixed-income investment securities with maturities of 36 months or less.

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

It is our policy to review all marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If the Company concludes that an other-than-temporary decline exists in its marketable securities, the Company writes down the investment to its fair value and records the related write down as an investment loss in its consolidated statements of operations.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, forward contracts used in foreign exchange activities and accounts receivable.

The Company places its cash equivalents, short-term investments and financial instruments used in foreign hedging activities with major financial institutions of high credit standing. The Company is exposed to credit risks related to its cash equivalents and short-term investments in the event of default or a decrease in credit-worthiness of one of the issuers of the investments. The Company monitors the financial creditworthiness of these issuers and limits its concentration in individual securities and type of investments that exist within its portfolio. In addition, all of the Company’s investments must carry high credit quality ratings. The counterparties to agreements related to the Company’s foreign exchange forward contracts are also major financial institutions. The amounts subject to credit risk arising from the possible inability of counterparties to meet the terms of their contract are generally limited to the amounts, if any, by which the counterparties’ obligations exceed the

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations of the Company to that counterparty. The Company does not believe there is significant financial risk from non-performance by the issuers of the Company’s cash equivalents and short-term investments and counterparties to the Company’s foreign exchange forward contracts.

The Company controls credit risk related to its accounts receivable through credit approvals, credit limits and routine monitoring procedures. The Company performs ongoing credit evaluations of all significant distributors and direct customers. If deemed necessary, the Company may require prepayments or letters of credit and bank guarantees, but generally requires no collateral.

Investments—Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are carried at cost.

The Company has historically held certain non-marketable investments in privately-held companies that are accounted for on the cost-basis. Impairment losses are recognized on these investments when the Company determines that there has been a decline in the fair market value of the investment that is other than temporary determined considering, among other factors, the investees’ current and projected operating results, including estimated liquidation value and the inability of the investees to obtain additional financing. At March 31, 2005 and 2004, these investments had no carrying value on the Company’s consolidated balance sheets.

Inventory—Inventory consists primarily of software media and user manuals. Inventory is recorded at the lower of cost or market value, determined on a first-in, first-out basis. Inventory is included in prepaid expenses and other current assets and is not material.

Related-Party Transactions—The Company holds loans receivable from certain non-executive employees, including accrued interest, totaling $2.1 million and $2.7 million as of March 31, 2005 and 2004, respectively, primarily in connection with relocation related to their employment, which are secured by real property. These loans are classified on the Company’s consolidated balance sheets as other current and non-current assets. The principal amounts of the loans have an average remaining maturity of less than three years. These loans bear interest at rates between 1.21% and 1.84%.

Property and Equipment, net—Buildings, building improvements, equipment, computer software and furniture are recorded at cost and are depreciated over the estimated useful lives of the assets using a straight-line method. Buildings are depreciated over 40 years. Building improvements are depreciated over 15 years. Equipment, computer software and furniture have estimated useful lives ranging from 18 months to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the related assets, ranging from three to ten years. Land is recorded at cost and is not depreciated.

Software Development Costs for Internal Use—The Company capitalizes the cost of software developed for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 00-02, Accounting for Website Development Costs. Capitalization of the costs of software developed or obtained for internal use and website development costs begins at the application development phase of the project and totaled $9.8 million and $7.0 million at March 31, 2005 and 2004, respectively. Amortization of the costs of software developed for internal use and website development costs begins when the assets are placed in productive use. Capitalized software costs for internal use and website development costs are generally amortized over three years and are classified as a component of Property and equipment, net. Capitalized software costs which have not yet begun to be amortized are reflected in construction in progress (see Note 8).

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill—Prior to April 1, 2002, goodwill and assembled workforce were amortized on a straight-line basis over a three-year period. On April 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill, which includes assembled workforce that was reclassified to goodwill upon adoption of this standard.

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

The Company performs an annual impairment test as of March 31 of each fiscal year by assessing the fair value and recoverability of its goodwill, unless facts and circumstances warrant a review of goodwill for impairment before that time. The Company determines the fair value of its reporting unit using a discounted cash flow model. The Company compared the fair value of its reporting unit to its carrying value in fiscal years 2005 and 2004 and noted that goodwill was not impaired.

Purchased and Other Intangible Assets—Purchased and other intangible assets primarily consist of purchased technology and costs to translate and localize our software into various foreign languages, commonly referred to as “localization”, and developed technology, trademarks, trade names, patents and customer lists acquired through mergers and acquisitions.

The Company capitalizes the costs of purchased technology and localization services to be sold, leased or otherwise marketed in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Under the Company’s policy, costs incurred in the initial design, coding and testing phase of software development are expensed as incurred. Once the point of technological feasibility is reached, development costs, as well as costs paid to third parties for technology that has reached technological feasibility, are capitalized and classified as a component of Purchased and other intangible assets, net. These costs are amortized on a per-unit basis as revenues are recognized, but not less than on a straight-line basis over the estimated life of the technology, which is generally 1 to 3 years, and are included as a component of Cost of revenues.

The Company also capitalizes the cost of acquired developed technology and other intangible assets resulting from mergers and acquisitions. Such costs are amortized over their estimated useful lives, generally three to seven years. Acquired developed technology is amortized and included as a component of cost of revenues. Other intangible assets are amortized and included as a component of operating expenses. The actual lives of the Company’s purchased and other intangible assets could differ from management’s estimates and as such, differences could cause carrying amounts of the assets to be materially reduced.

The Company reviews its acquired developed technology, purchased technology, and localization for impairment in accordance with SFAS No. 86 whenever the amount by which the carrying value of the asset exceeds its estimated net realizable value.

Long-Lived Assets—The Company’s long-lived assets consist of property and equipment, trademarks, trade names, patents and customer lists. The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

Foreign Currency Remeasurement—The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured to U.S. Dollars using the exchange rates at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars using historical exchange rates. Net revenues and expenses are remeasured using average exchange rates prevailing during the period. Gains and losses resulting from remeasurements, excluding remeasurements of income tax assets and liability accounts which are recorded within the tax provision are recorded in the Company’s Consolidated Statements of Income as a component of Other, net and were not material in fiscal years 2005, 2004 or 2003.

Foreign Currency Hedging—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. In fiscal year 2003, the Company began entering into derivative transactions to protect against the risk of foreign exchange currency movements on the value of certain assets and liabilities and future cash flows. Financial derivative instruments, comprised of forward foreign exchange contracts, designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction.

Cash flow hedges are accounted for by recording the fair value of the financial derivative instrument as either a freestanding asset or a freestanding liability in the consolidated balance sheets, with the effective portion of the change in fair value of the financial derivative recorded in accumulated other comprehensive income (“AOCI”) within stockholders’ equity, net of tax. Amounts are then included in net revenues in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivative is recorded in Other, net within Other income (expense) in the Company’s consolidated statements of income. These amounts were not material in fiscal years 2005, 2004 or 2003. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in AOCI related to the specific hedging instruments are reported in Other, net within Other income (expense) on the Company’s consolidated statements of income. In fiscal years 2005, 2004 and 2003, these amounts have not been material.

Other Financial Derivative Instruments—The Company holds a warrant exercisable into 1.2 million shares of preferred stock received from a privately-held company which is considered a derivative financial instrument in accordance with SFAS No. 133. The Company revalues the warrant each quarter, reflecting adjustments to fair value, if any, in Gain on investments and other in the Consolidated Statements of Income (See Note 10).

Deferred Stock Compensation—On the date restricted common stock is granted, the Company records the shares granted as common stock issued and additional paid-in capital at the fair market value of the Company’s common stock. An equal and offsetting amount is recorded in stockholders’ equity as deferred stock compensation. Deferred stock compensation is amortized over the vesting period of the restricted common stock on a straight-line basis.

Stock-Based Compensation—As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock-based compensation to employees.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price. Compensation costs are amortized on a straight-line basis over the expected service period, which is generally the vesting period of the stock-based awards.

Pursuant to SFAS No. 148, the Company is required to disclose the pro forma effects on net income and net income per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans.

Had compensation cost for the Company’s plans been determined consistently with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been:

	2005	2004	2003
	(In thousands, except per share data)
Net income:
As reported	$42,301	$38,575	$990
Stock-based compensation costs, net of $0 taxes, included in the determination of net income as reported	369	—	281
Stock-based compensation costs, net of $0 taxes, that would have been included in the determination of net income (loss) had the fair value-based method been applied to all awards	(44,872)	(106,106)	(119,613)

Pro forma net loss	$(2,022)	$(67,531)	$(118,342)

Basic net income (loss) per common share:
As reported	$0.60	$0.60	$0.02
Pro forma	$(0.03)	$(1.05)	$(1.97)
Diluted net income (loss) per common share:
As reported	$0.55	$0.56	$0.02
Pro forma	$(0.03)	$(1.05)	$(1.97)

For purposes of computing pro forma net income (loss), the Company estimates the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in the Company’s employee stock options and employee stock purchase plan shares. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. The Company determines expected volatility by considering relevant factors in accordance with SFAS 123. The Company considered historical volatility of the Company’s common stock over a period commensurate with the estimated lives of the Company’s employee stock options as well as the implied volatility in market-traded options on its common stock. The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants. The Company bases its expected life assumption on historical experience, current information which is reasonably expected to impact exercise patterns, as well as the terms and vesting periods of the options granted.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s stock options, warrants and Employee Stock Purchase Plans (“ESPPs”) purchase rights granted under its stock-based compensation plans were estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for grants during fiscal years 2005, 2004 and 2003:

	Stock Option Plans			Employee Stock Purchase Plans
	2005	2004	2003	2005	2004	2003
Weighted average risk free rate	3.65%	2.58%	2.57%	1.99%	1.29%	1.45%
Expected life (years)	4.28	3.50	3.50	0.50-2.00	0.50-2.00	0.50-1.50
Expected volatility	64.46%	83.00%	87.00%	57.80%	85.00%	87.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Accordingly, using the Black-Scholes option-pricing model and the above assumptions, the weighted average fair value of Macromedia stock options granted during fiscal years 2005, 2004 and 2003 was $13.81, $10.67 and $6.73, respectively. In addition, the weighted average fair value of purchase rights granted under the ESPPs during fiscal years 2005, 2004 and 2003, was $8.20, $4.31 and $2.98 per right, respectively.

Other Comprehensive Income—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The components of other comprehensive income included unrealized gains or losses from the Company’s available-for-sale short-term investments and unrealized gains or losses associated with the Company’s cash flow hedges during fiscal years 2005, 2004 and 2003.

Cost of Net Revenues—Cost of net revenues includes costs incurred in providing training, technical support and professional services to customers and business partners, licensing costs and royalties paid to third parties for purchased technology embedded in our products, cost of materials, product assembly and distribution costs and the amortization of capitalized costs to translate our software into various foreign languages, commonly referred to as localization. The amortization and impairment of acquired developed technology is separately presented as a cost of revenues.

Advertising Costs—Advertising expenditures are charged to operations as incurred. Advertising expenses incurred during fiscal years 2005, 2004 and 2003 were $13.7 million, $14.9 million and $12.5 million, respectively.

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

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Standards—In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. In December 2004, the FASB determined that it will reconsider in its entirety EITF 03-01 and all other guidance on disclosing, measuring, and recognizing other-than-temporary impairments of debt and equity securities. The Company will evaluate the impact EITF 03-1 will have on its consolidated financial statements once final guidance is issued.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 which requires the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective for annual periods beginning after December 31, 2005 (the quarter ended June 30, 2006 for Macromedia, Inc.). Companies adopting the new requirements are likely to reexamine their valuation methods and the support for the assumptions that underlie the valuation of the awards. Many are also likely to carefully examine their share-based-payment programs. SFAS No. 123R establishes accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans. This standard carries forward prior guidance on accounting for awards to non-employees. The Company is currently evaluating the future impact that adopting SFAS No. 123R will have on its consolidated financial statements and expects that adoption will result in an increase in operating expense.

In December 2004, the FASB issued Staff Position SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, (“FSP 109-1”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under Statement 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return, according to FSP 109-1. We are following the requirements of FSP 109-1. The FASB’s guidance did not have a material impact our financial position.

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. This act introduced a limited time 85% dividend received deduction on repatriation of certain foreign earnings. This deduction would result in an approximate federal income tax rate of 5.25% on the repatriated earnings. On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We have not provided for United States income taxes on a cumulative total of approximately $91.4 million of undistributed earnings as of March 31, 2005 for foreign subsidiaries as we intended to reinvest these earnings indefinitely in operations outside of the United States. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us. We expect to complete such evaluation before the end of our fiscal 2006. The range of possible amounts that we are considering for repatriation in fiscal year 2006 under this provision is between zero and $120.0 million. The potential range of related income tax expense is between zero and $12.2 million.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Merger of Macromedia, Inc. with Adobe Systems Incorporated

On April 17, 2005, Adobe Systems Incorporated (“Adobe”) entered into a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Macromedia. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Avner Acquisition Sub, Inc., a wholly owned subsidiary of Adobe, will merge with and into Macromedia, with Macromedia as the surviving corporation of the merger (the “Merger”). As a result of the Merger: (i) each outstanding share of our common stock will be converted into the right to receive 1.38 shares of Adobe common stock (after taking into account the two-for-one stock split in the form of a stock dividend of Adobe common stock distributed on May 23, 2005 to Adobe stockholders of record as of May 2, 2005) (the “Exchange Ratio”). Consummation of the Merger is subject to customary closing conditions and regulatory approvals, including antitrust approvals and approval by the stockholders of Adobe and Macromedia, respectively. The Merger is expected to close in the Fall of calendar year 2005 and may not be completed if any of the conditions are not satisfied or waived. Unless otherwise indicated, the discussions in this document relate to Macromedia as a standalone entity and do not reflect the impact of the proposed merger with Adobe.

4.	Business Combinations

eHelp Corporation—On December 19, 2003, the Company acquired all of the outstanding stock of privately-held eHelp Corporation (“eHelp”), a provider of rich media help authoring software applications. By combining eHelp solutions with the Macromedia authoring family and with its business solutions products, developers are able to create and deliver rich user assistance and tutorial content. The purchase price of eHelp was $66.2 million, including direct transaction costs of approximately $0.7 million. The purchase price was comprised of the issuance of approximately 2.4 million shares of the Company’s common stock valued at $42.3 million, $18.9 million in cash, of which $18.6 million was paid as of March 31, 2005, the balance of which remains payable subject to certain indemnification obligations of eHelp, and the assumption of converted options to purchase 423,000 shares of the Company’s common stock with a Black-Scholes fair value of $4.3 million. In connection with the acquisition, the Company acquired net tangible assets of $8.0 million, including $15.2 million of cash. The acquisition was recorded using the purchase method of accounting. The results of eHelp’s operations were combined with those of the Company from the date of acquisition and were not material in fiscal year 2004.

The purchase price has been allocated based on the estimated fair value of net tangible assets and appraised values of intangible assets acquired as follows (in thousands):

Net tangible assets of eHelp	$7,969
Acquired in-process research and development	2,010
Acquired developed technology	9,466
Trade name and customer list	2,046
Goodwill	44,740

Total purchase price	$66,231

During the year ended March 31, 2005, the Company reduced the amount of certain estimated liabilities which were recorded during the purchase price allocation period for the Company’s acquisition of eHelp. The decrease in the estimate of these liabilities occurred subsequent to the closing of the purchase price allocation period and therefore resulted in a $2.1 million reduction in general and administrative expenses. This caused an increase in goodwill with a corresponding increase in amounts due of $2.1 million to the eHelp shareholders.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquired net tangible assets of eHelp were allocated in the accompanying consolidated balance sheet as follows (in thousands):

Cash	$15,179
Accounts receivable	1,849
Property and equipment and other	962
Accounts payable and accrued liabilities	(10,021)

Net tangible assets acquired	$7,969

The value allocated to developed technology and trade name and customer list is being amortized over four years on a straight-line basis. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use exists. The value allocated to goodwill of $44.7 million will not be amortized in accordance with SFAS No. 142, Goodwill, Purchased and Other Intangible Assets (see Note 9) and is attributable to the premium paid for the opportunity for enhanced revenue growth in the automated user assistance software market. Pro forma information has not been provided as the acquisition is not material to the Company’s consolidated operating results.

Fiscal Year 2003 Acquisitions—In fiscal year 2003, the Company completed certain acquisitions accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations. The aggregate purchase price of these acquisitions was approximately $4.5 million in cash. One of these business combinations provided for additional consideration of up to $3.5 million, subject to achievement of certain business objectives in fiscal years 2005 and 2004 as defined in the related purchase agreement. At March 31, 2004, the Company recorded an additional $2.3 million in goodwill reflecting the achievement of certain business objectives. In fiscal year 2005, the Company paid out all remaining earn-out provisions, which included the $2.3 million recorded in goodwill, totaling $2.6 million. There are no further earnout provisions relating to this business combination.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash-equivalents and short-term investments (in thousands):

	March 31, 2005
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$6,871	$—	$—	$6,871
Money market funds	86,295	—	—	86,295
Commercial paper	5,736	—	—	5,736
Corporate debt securities	1,000	—	(1)	999
Repurchase agreements	6,953	—	—	6,953

Total cash and cash equivalents	106,855	—	(1)	106,854

Short-term investments:
Corporate debt securities	70,892	1	(612)	70,281
Asset-backed securities	27,498	—	(103)	27,395
Certificates of deposit	1,500	—	—	1,500
U.S. treasury securities	34,223	—	(220)	34,003
U.S. government agency securities	117,660	—	(961)	116,699
Taxable municipal securities	21,550	—	(4)	21,546

Total short-term investments	273,323	1	(1,900)	271,424

Total cash, cash equivalents, and short-term investments	$380,178	$1	$(1,901)	$378,278

	March 31, 2004
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,322	$—	$—	$9,322
Money market funds	65,447	—	—	65,447
Commercial paper	7,393	—	—	7,393
Repurchase agreements	10,500	—	—	10,500

Total cash and cash equivalents	92,662	—	—	92,662

Short-term investments:
Corporate debt securities	46,906	102	(11)	46,997
Asset-backed securities	17,519	27	(1)	17,545
U.S. treasury securities	25,360	55	—	25,415
U.S. government agency securities	86,687	82	(16)	86,753
Taxable municipal securities	13,317	2	—	13,319

Total short-term investments	189,789	268	(28)	190,029

Total cash, cash equivalents, and short-term investments	$282,451	$268	$(28)	$282,691

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments consisted of the following, by original contractual maturity (in thousands):

	March 31,
	2005	2004
Due in one year or less	$163,936	$98,079
Due greater than one year and less than three years	107,488	91,950

	$271,424	$190,029

In accordance with the disclosure requirements of EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$52,771	$(504)	$17,507	$(109)	$70,278	$(613)
Asset-backed securities	13,488	(63)	9,495	(40)	22,983	(103)
U.S. treasury securities	14,246	(171)	19,758	(49)	34,004	(220)
U.S. government agency securities	77,667	(799)	38,032	(162)	115,699	(961)
Taxable municipal securities	246	(4)	—	—	246	(4)

	$158,418	(1,541)	$84,792	$(360)	$243,210	$(1,901)

Realized gains and losses from the sale of available-for-sale investments were not material in fiscal years 2005, 2004 and 2003. Realized gains and losses are included in Gain on investments and other, net.

6.	Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31,
	2005	2004
Accounts receivable	$64,627	$45,225
Less:
Allowance for doubtful accounts	(1,102)	(1,919)
Allowance for sales returns	(5,943)	(5,096)

	$57,582	$38,210

7.	Restricted Cash

The Company pledged as security in trust letters of credit securing operating leases of approximately $7.0 million and $8.6 million in cash as of March 31, 2005 and 2004, respectively. At March 31, 2005 and 2004, the Company also had $0.4 million and $14.8 million, respectively, held in trust against remaining payment obligations from certain business combinations. These funds were invested in money market funds and are classified as current and non-current restricted cash in the Company’s consolidated balance sheets.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,
	2005	2004
Land	$16,718	$4,397
Buildings	36,809	10,293
Building improvements	18,804	—
Computer equipment	20,289	22,856
Computer software	12,424	6,142
Office equipment and furniture	19,047	17,134
Leasehold improvements	17,749	25,845
Construction in progress	2,022	5,097

	143,862	91,764
Less accumulated depreciation and amortization	(34,353)	(46,252)

	$109,509	$45,512

In fiscal year 2004, the Company purchased an office building and parking structure for $14.7 million and deposited $2.7 million into escrow for the purchase of a second office building. The Company completed the purchase of the second office building in April 2004 by funding the remaining purchase price of $37.7 million. Through fiscal year 2005, the Company built-out this second office building for its use as the Company’s principal executive office building. All three buildings are located in San Francisco, California.

In January 2005, the Company began the process of relocating its principal executive offices to the purchased office building from leased facilities. The building is being used to conduct various corporate, product development and operational activities. The Company has been utilizing the parking structure since its purchase date. The Company will begin occupying the other office building based on future headcount and operational needs, expected to occur sometime during fiscal year 2006. Costs related to preparing the principal executive office building for future occupancy, including building improvements and related property taxes, insurance and other maintenance costs incurred prior to occupancy have been capitalized and are included as part of the building’s carrying value. The carrying value of the building was reduced by $3.5 million received from a former tenant who paid a lease termination fee in June 2004. The Company began to depreciate this building beginning April 1st, 2005, the date at which the relocation of employees and operations to the new building occurred.

Depreciation and amortization expense was $15.9 million, $15.5 million and $20.4 million in fiscal years 2005, 2004 and 2003, respectively. Depreciation expense in fiscal year 2003 included $1.7 million resulting from the write-down of internally developed software costs. In fiscal years 2005, 2004 and 2003, the Company wrote-off approximately $30.1 million, $6.2 million and $14.8 million, respectively, of property and equipment which was largely fully depreciated. Of the asset write-offs recorded in fiscal year 2005, $1.9 million related to facilities restructuring and exit activities (see Note 11).

9.	Goodwill, Purchased and Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in fiscal year 2003, and no longer amortizes goodwill, which had a net book value of $226.9 million and $239.0 million at March 31, 2005 and 2004, respectively. The Company continues to amortize its purchased technology and other intangible assets, including acquired developed technology, over their estimated useful lives. The amortization of purchased

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology, localization and acquired developed technology, each of which are a component of cost of revenues, was $4.7 million, $4.4 million and $4.8 million in fiscal years 2005, 2004 and 2003, respectively. The amortization of other intangible assets, which includes trademarks, trade names, patents and customer lists acquired through mergers and acquisitions, was $1.0 million, $1.1 million and $1.6 million in fiscal years 2005, 2004 and 2003, respectively, and is included in operating expenses.

Goodwill—In accordance with SFAS No. 142, the Company performed an annual impairment analysis to assess the fair value and recoverability of its goodwill at March 31, 2005, 2004 and 2003. The analysis did not result in an impairment charge to goodwill.

The change in the carrying amount of goodwill for the fiscal year ended March 31, 2005 is as follows (in thousands):

Carrying Amount
Balance as of March 31, 2004	$239,014
Acquisitions (see Note 4)	2,793
Tax benefit recognition (see Note 16)	(14,870)

Balance as of March 31, 2005	$226,937

At March 31, 2005, the goodwill balance decreased by $12.1 million from the March 31, 2004 balance of $239.0 million. The decrease was due to an addition of $2.8 million primarily related to the acquisition of eHelp, offset by a $14.9 million reduction in goodwill related to the recognition of tax benefit for deferred tax assets resulting from a business combination occurring in a prior period. Because these tax benefits had been fully reserved when the business combination was initially recorded, SFAS No. 109, Accounting for Income Taxes, requires that recognition of such benefit be reflected as a reduction of goodwill and not a reduction to the Company’s provision for income tax.

Acquired Developed Technology—In fiscal year 2003, as part of its annual impairment analysis, the Company compared the unamortized capitalized cost of the acquired developed technology associated with its fiscal year 2001 acquisition of Allaire to its realizable value. This analysis was performed under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. As a result of this analysis, the Company recorded an impairment charge of $15.7 million for the developed technology asset in fiscal year 2003. This charge represented the amount by which the carrying value of the developed technology asset exceeded its estimated net realizable value.

Purchased and Other Intangible Assets—As a result of the impairment of its acquired developed technology in fiscal year 2003, the Company also performed an impairment analysis on the trade name associated with its fiscal year 2001 acquisition of Allaire. The Company performed the analysis under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, initially comparing the estimated undiscounted cash flows of the trade name to its carrying value. As a result of this analysis, the Company recorded an impairment charge of $1.7 million for the trade name asset in fiscal year 2003. This charge represented the amount by which the carrying value exceeded its fair value, estimated by calculating its discounted cash flows.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2005 and 2004, amortizable intangible assets consisted of the following (in thousands):

	March 31, 2005			March 31, 2004
	Gross Amount after Impairment	Accumulated Amortization	Net	Gross Amount after Impairment	Accumulated Amortization	Net
Acquired developed technology	$29,630	$(22,703)	$6,927	$29,630	$(19,727)	$9,903
Purchased technology	6,958	(3,085)	3,873	3,258	(1,376)	1,882
Localization	5,510	(4,527)	983	3,737	(1,519)	2,218
Acquired trade names, trademarks, patents and other intangible assets	8,158	(6,077)	2,081	8,158	(5,111)	3,047

	$50,256	$(36,392)	$13,864	$44,783	$(27,733)	$17,050

The net book value of the Company’s intangible assets and their estimated remaining useful lives at March 31, 2005 are (in thousands):

	Net Book Value	Weighted Average Estimated Remaining Useful Life
Goodwill	$226,937	Indefinite
Acquired developed technology	6,927	31 months
Purchased technology	3,873	28 months
Localization	983	11 months
Trade names, trademarks, patents and other intangible assets	2,081	28 months

	$240,801

The following table depicts the Company’s estimated future amortization charges with respect to amortizable intangible assets at March 31, 2005 (in thousands):

Estimated Amortization Expense
2006	$6,031
2007	4,657
2008	2,902
2009	274

Total	$13,864

10.	Gain on Investments

Historically, the Company has held investments in certain companies. Gain on investments and other, net includes gains on equity investments in publicly-traded and privately-held companies. Since December 2003, the Company no longer holds any available-for-sale investments in the common stock of publicly-traded companies, but it retains equity interests in several privately-held companies for which no carrying value was recorded on its Consolidated Balance Sheet at March 31, 2005.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2005, the Company recorded a $1.4 million gain related to the fair value of a warrant received from a privately-held company. The warrant is exercisable into 1.2 million shares of preferred stock following the recapitalization of a privately-held company in which the Company also holds an investment accounted for under the equity method. This warrant has an exercise price of $3.21 and is exercisable through January 1, 2010 for preferred shares of this company. The Company’s original investment in this entity has a recorded carrying value of zero, resulting from the recognition of the Company’s share of the cumulative losses incurred during the Company’s period of ownership. The warrants are being accounted for in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and were valued using the Black-Scholes pricing model. Assumptions used in the calculation of the fair value of the warrant were as follows: a five year contractual life; volatility of 77%, a risk-free interest rate of 3.58%, and a dividend rate of zero. The fair value calculated using the Black-Scholes pricing model was then reduced to reflect certain limitations on the warrant including a lack of marketability. In accordance with SFAS No. 133, the Company will be required to revalue the warrant at each reporting period, reflecting adjustments to fair value, if any, in Gain on investments and other, net with a corresponding adjustment to Other assets. At March 31, 2005, the warrant had a carrying value of $1.4 million.

11.	Restructuring

The Company has accounted for its Fiscal 2005 restructuring charges and accruals in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities and considered any related property and equipment related write-offs in accordance with SFAS No. 144, Impairment and Disposal of Long Lived Assets for all restructuring and exit activities which were affected in fiscal year 2005. The Company accounted for its restructuring charges and accruals recorded in years prior to December 31, 2002 in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination, and SAB No. 100, Restructuring and Impairment Charges.

The following table summarizes the amount recognized by the Company as facility restructuring and other exit charges for fiscal year 2005 (in thousands):

Fiscal 2005 Restructuring and other exit charges	$11,823
Fiscal 2002 Restructuring charges	7,349

Total restructuring and other	$19,172

No facility restructuring and other exit charges were recorded in fiscal years 2004 and 2003.

Fiscal 2005 Restructuring and Other Exit Activities

	Facility Consolidation	Asset Write-off	Total
Facility restructuring and other exit charges	$10,149	$1,674	$11,823
Cash payments	(2,412)	—	(2,412)
Non-cash credits (charges)	3,608	(1,674)	1,934

Restructuring liabilities at March 31, 2005	$11,345	$—	$11,345

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of fiscal year 2005, the Company exited two facilities in Northern California in conjunction with the completion of its new corporate headquarters building in San Francisco, California which enabled the Company to consolidate employees previously housed in leased facilities. As a result, the Company recorded $11.8 million in restructuring and facility related exit charges. The $11.8 million in new facility exit activities is comprised of the following:

1)	Net facility lease obligations of $11.4 million recorded at fair market value as determined using the net present value of future cash obligations net of estimated sublease income;

2)	A termination fee of $1.7 million related to the exit of the Company’s previous corporate headquarters facility which was fully paid at March 31, 2005;

3)	Non-cash asset write-offs of $1.7 million for property and equipment and leasehold improvements related to vacating the Company’s facilities;

4)	Estimated charges for restoration and cleaning costs, property taxes on the exited facilities, and accreted interest for the three months ended March 31, 2005 totaling $0.6 million; and

5)	Non-cash activities including deferred rent on the exited facilities and the deferred gain from our sales-leaseback of our Redwood Shores, California facility which combined decreased the exit charge by $3.6 million.

2002 Restructuring Plan

	Facility Consolidation	Asset Write-off	Severance and Other	Total
	(In millions)
Total 2002 facility restructuring and other charges recorded in 2002	$48,996	$24,303	$8,521	$81,820
Activity through March 31, 2004:
Cash payments	(31,589)	—	(8,327)	(39,916)
Non-cash credits (charges)	1,184	(24,303)	(194)	(23,313)

Restructuring liabilities at March 31, 2004	18,591	—	—	18,591
2005 activity related to 2002 restructuring actions:
Adjustments and additional charges recorded in 2005	7,085	264	—	7,349
Cash payments	(7,699)	—	—	(7,699)
Non-cash charges	—	(264)	—	(264)

Restructuring liabilities at March 31, 2005	$17,977	$—	$—	$17,977

2002 Restructuring Plan

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with its fiscal year 2001 acquisition of Allaire and to better align its cost structure with the weaker business environment, which resulted in restructuring expenses totaling $81.8 million. Restructuring expenses associated with facilities primarily represented estimated future costs related to approximately 22 facilities to either cancel or vacate approximately 450,000 square feet of space held under the Company’s operating leases as a result of staff reductions and changes in the Company’s business and demise and tenant improvement costs to sublease the facilities, net of deferred rent recorded for the facilities and, to a lesser extent, employee termination and severance costs.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2005, an evaluation of market conditions and the Company’s actual sublease activity in its Newton, Massachusetts facility indicated that adjustments to the Company’s reserve estimates were warranted. Specifically, following lease negotiations, which were finalized subsequent to year end, with a new subtenant in the Company’s restructured space during the fourth quarter of fiscal year 2005, the Company revised estimated, sublease income to reflect lower expected future rental rates based on an analysis of current and anticipated lease rates. The reduction in future sublease income combined with a revision to the Company’s estimated common maintenance area charges resulted in an adjustment to its 2002 Restructuring Plan reserve the Company’s of approximately $7.1 million.

The Company expects to make future facility rent payments, net of estimated sublease income, on its contractual lease obligations for its restructured facilities through the end of its obligation periods. These net payments will be recorded as a reduction to the Company’s restructuring accrual. As of March 31, 2005, the restructuring accrual balance of $29.3 million primarily represented the contracted and estimated future lease obligations of 7 facilities as well as their related estimated demise and tenant improvement costs to sublease these facilities, net of contracted and estimated sublease income. As of March 31, 2005, future minimum gross lease obligations for the Company’s restructured facilities, related to its 2002 activities and extending through fiscal 2011, amounted to $55.4 million, which will be offset by future sublease income of $35.4 million to be received under contractual sublease arrangements. The restructuring accrual balance also includes the net present value of future cash obligations net of estimated sublease income related to one of the facilities exited in fiscal year 2005 of $10.4 million in addition to net estimated common area maintenance and tax charges related to all restructured properties.

12.	Commitments and Contingencies

Macromedia’s principal commitments at March 31, 2005 consisted of obligations under operating leases for facilities, purchase commitments and letter of credit arrangements.

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

Future minimum payments under operating leases with an initial term of more than one year and future minimum sublease income are summarized as follows (in thousands):

	Net Lease Obligations			Restructured Lease Obligations Included in Gross Lease Obligations
Year ending March 31,	Gross Lease Obligations	Sublease Income	Net Lease Obligations
2006	$23,151	$(7,948)	$15,203	$14,101
2007	21,337	(7,402)	13,935	13,391
2008	20,392	(6,370)	14,022	12,950
2009	18,527	(6,028)	12,499	11,517
2010	18,491	(6,153)	12,338	11,538
Thereafter	7,074	(1,544)	5,530	5,758

	$108,972	$(35,445)	$73,527	$69,255

Included in the total minimum gross lease obligations of $109.0 million are rent payment obligations related to restructured facilities (see Note 11). These gross obligations were accrued under the Company’s restructurings

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established during fiscal years 2005 and 2002 and had a balance of $69.3 million at March 31, 2005. Future rent payments accrued under the Company’s restructurings were reduced by contractual future sublease income of $35.4 million.

The Company recorded rent expense, excluding sublease income, of $15.0 million, $14.0 million and $13.5 million in fiscal years 2005, 2004 and 2003, respectively. Sublease income recorded as an offset to rent expense in fiscal years 2005, 2004 and 2003 was not material. Sublease income received in fiscal years 2005, 2004 and 2003 was primarily applied against the Company’s restructuring accrual.

Other Purchase Obligations and Royalty Arrangements.    The Company has other purchase obligations which represent minimum financial commitments made for which the respective goods or services have not been received as of March 31, 2005. As a result, such obligations are not accrued on the Company’s balance sheet. The majority of the Company’s other purchase obligations include commitments related to information technology and telecommunication services. At March 31, 2005, these commitments totaled $3.7 million payable through fiscal year 2008. In addition, the Company has certain royalty commitments which are associated with the shipment and licensing of certain products and are generally not subject to minimum purchase commitments. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded in cost of revenue in the accompanying Consolidated Statements of Income, was $4.7 million, $4.5 million and $4.4 million in fiscal years 2005, 2004 and 2003, respectively.

Letters of Credit.    The Company obtained letters of credit from financial institutions totaling approximately $7.8 million and $9.4 million as of March 31, 2005 and 2004, respectively, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Legal.    On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Macromedia, Inc., Adobe, Microsoft Corporation and Trellix Corporation (“Defendants”) in the U.S. District Court, District of Massachusetts (the “DuFresne Matter”), alleging infringement of U.S. Patent No. 5,835,712 (the “712 patent”) entitled “Client-Server System Using Embedded Hypertext Tags for Application and Database Development.” The Plaintiff’s complaint asserts, among other things, that Defendants have infringed, and continue to infringe, one or more claims of the 712 patent by making, using, selling and/or offering for sale, products supporting Microsoft Active Server Pages technology. The Plaintiff seeks unspecified compensatory damages, preliminary and permanent injunctive relief, trebling of damages for willful infringement, and fees and costs. The Company believes the action has no merit and is vigorously defending against it.

From time to time, in addition to the DuFresne Matter, Macromedia is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relation matters. As of the time of this Annual Report, there were no material pending legal proceedings other than the DuFresne Matter, and other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries are a party or of which any of the Company’s property is subject.

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

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Common Stock to Be Issued.    At March 31, 2005, the Company had the following shares available for future issuance upon the exercise of options under the Company’s stock option plans (the “Macromedia Plans”) (including both outstanding option grants as well as options available for future grants), under previous non-plan stock option grants and under the Company’s ESPP (in thousands):

Common Shares Reserved
Employee and director stock options under the Macromedia Plans	12,135
Non-plan employee stock options	1,178
ESPP	1,479

14,792

Stock Option Plans.    The Company currently grants options from: 1) the 1999 Stock Option Plan; 2) the 2002 Equity Incentive Plan; and 3) certain plans assumed by the Company as a result of merger activities. The 1999 Stock Option Plan provides for the granting of non-qualified stock options to the Company’s directors, employees and consultants. The 2002 Equity Incentive Plan provides for the granting of several types of stock-based awards, including incentive and non-qualified stock options and restricted stock awards to our directors, employees and consultants. At March 31, 2005, the Company had 130,000 shares of common stock available for future grant under its stock option plans.

Stock options under the Macromedia Plans are generally granted at an exercise price equal to fair market value at the time of the grant and typically vest over four years from the date of grant. The stock options expire ten years from the date of grant and are normally canceled three months after an employee’s termination from the Company. Any option that becomes unexercisable under the Macromedia Plans, excluding certain Option Plans that were expired, without having been exercised in full, shall become available for future grant or sale under the respective plan.

In fiscal years 2005, 2004 and 2003, the Company granted non-plan stock options to purchase shares of the Company’s common stock to certain employees and executives. The stock options were granted with an exercise price equal to fair market value on the grant date and have terms similar to options granted under the Company’s stock option plans.

The options outstanding under the Macromedia Plans include stock options that were assumed by the Company as a result of merger activities. All of the acquired options have been adjusted to give effect to the respective conversion terms between the Company and companies acquired.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity for fiscal years 2005, 2004 and 2003 (shares in thousands):

	Number of Options	Weighted Average Exercise Price
Options outstanding as of March 31, 2002	18,024	$16.69
Granted	5,144	11.15
Exercised	(837)	12.24
Cancelled	(3,461)	17.68

Options outstanding as of March 31, 2003	18,870	15.20
Granted	2,879	18.43
Assumed in merger	423	8.69
Exercised	(3,588)	13.63
Cancelled	(1,375)	16.71

Options outstanding as of March 31, 2004	17,209	15.78
Granted	3,111	26.91
Exercised	(5,960)	14.07
Cancelled	(1,178)	17.57

Options outstanding as of March 31, 2005	13,182	$19.02

The following table summarizes information about Macromedia’s stock options outstanding as of March 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.77 – $ 5.96	8	2.18	$3.15	8	$3.15
$ 6.75 – $ 9.56	1,043	6.72	7.89	374	7.91
$10.54 – $13.91	2,811	7.18	12.84	1,557	13.01
$14.20 – $16.66	2,998	5.11	15.86	2,919	15.88
$17.15 – $20.90	3,099	8.43	19.10	902	19.25
$21.41 – $29.99	1,969	7.11	27.39	1,000	27.11
$30.56 – $45.31	1,199	9.09	34.63	197	33.58
$49.94 – $99.98	55	5.34	76.71	51	74.89

	13,182	7.12	$19.02	7,008	$17.76

In fiscal year 2003, the Company recorded deferred stock compensation, or non-cash stock compensation expense, for stock options issued in prior periods with an exercise price less than fair value of the underlying stock at the date of grant. The Company recorded compensation expense related to stock options of approximately $0.3 million in fiscal year 2003.

Stock Purchase Plan.    The Company adopted the 2001 Employee Stock Purchase Plan in fiscal year 2002 (the “2001 ESPP”). All remaining shares previously available under the 1993 Employee Stock Purchase Plan were transferred to the 2001 ESPP in fiscal year 2002. Pursuant to this Plan and subject to certain limitations,

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees may purchase, through payroll deductions of 2% to 15% of eligible compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. At March 31, 2004, there were no shares remaining for future purchases under the 2001 ESPP plan.

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

The following summarizes the stock purchase activity under the 2003 ESPP and 2001 ESPP for fiscal years 2005, 2004 and 2003 (shares in thousands):

	2005	2004	2003
Number of shares purchased	483	1,159	1,141
Average purchase price per share	$16.01	$6.05	$5.38

Restricted Stock.    During fiscal year 2005, the Company issued 300,000 shares of restricted stock under its 2002 Equity Incentive Plan to three executive officers and a non-executive employee and recorded deferred compensation of $9.2 million in Stockholder’s Equity, the fair market value of the shares on the date of grant. This amount is being amortized to expense ratably over the period in which restrictions are removed on the related shares of restricted common stock, ranging from four to eight years. We charged $0.4 million to operating expenses in fiscal year 2005 associated with these restricted shares.

14.	Litigation Settlements

In fiscal year 2003, the Company reimbursed $2.5 million to one of the insurers in a securities litigation against the Company and certain of the Company’s former officers and directors, which was settled in fiscal year 2002. In fiscal year 2003, the Company also recorded a litigation settlement charge of $1.5 million related to securities litigation against it and certain of Allaire’s officers and directors. The parties’ settlement was expressly contingent on Court approval, which was obtained in December 2003. Partially offsetting these charges, the Company reversed a litigation judgment charge of $2.8 million related to patent claims recorded in fiscal year 2002 following the subsequent settlement of the claims with no payment obligation in fiscal year 2003. The related amounts are reflected in Other, net on the accompanying Consolidated Statements of Income.

15.	Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. Dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. At March 31, 2005, the net notional amount of forward contracts outstanding in U.S. Dollars using the spot exchange rates in effect at March 31, 2005 amounted to $100.4 million. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. During fiscal year 2002, the Company adopted SFAS No. 133, Accounting for

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Upon adoption, the Company did not designate any foreign exchange forward contracts as SFAS No. 133 accounting hedges and did not record any transition adjustments.

Cash Flow Hedging.    In fiscal year 2003, the Company began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges and applies hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted net revenues or expenses, with the effective portion of the fair value of the hedges recorded in Accumulated other comprehensive income (“AOCI”). The Company records any ineffective portion of the hedging instruments in Other income (expense) on its Consolidated Statements of Income, which was not material in fiscal years 2005, 2004 and 2003. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from AOCI to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to Other income (expense) at that time. All values reported in AOCI at March 31, 2005 will be reclassified to operations in thirteen months or less. At March 31, 2005, the outstanding cash flow hedging derivatives had maturities of thirteen months or less.

The following table depicts cash flow hedge accounting activity as a component of AOCI in fiscal years 2005 and 2004 (in thousands):

AOCI at March 31, 2003 related to hedging activity	$41
Net loss on cash flow hedges	(1,604)
Reclassifications to net revenues	2,178
Reclassifications to operating expenses	(447)

AOCI at March 31, 2004 related to hedging activity	168

Net loss on cash flow hedges	403
Reclassifications to net revenues	(1,304)
Reclassifications to operating expenses	274

AOCI at March 31, 2005 related to hedging activity	$(459)

Balance Sheet Hedging.    The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of other income (expense), net on its Consolidated Statements of Income. These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At March 31, 2005, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Income Taxes

Income before the provision for income taxes included net income from the Company’s foreign subsidiaries of $38.5 million, $17.7 million and $7.5 million for fiscal years 2005, 2004 and 2003, respectively.

The components of the provision for income taxes were as follows (in thousands):

	2005	2004	2003
Current
Federal	$14,637	$8,708	$458
State	487	256	—
Foreign	12,765	8,987	3,868

Total current	27,889	17,951	4,326
Deferred:
Federal	(6,130)	(3,973)	(290)
State	(560)	(1,687)	(169)
Foreign	(2,378)	(619)	—

Total deferred	(9,068)	(6,279)	(459)
Charge in lieu of taxes attributable to employee stock plans	1,456	1,425	194

Provision for income taxes	$20,277	$13,097	$4,061

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

The provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes, as a result of the following (in thousands):

	2005	2004	2003
Computed tax (benefit) at federal statutory rate	$21,902	$18,085	$1,768
State taxes, net	353	(934)	25
Goodwill impairment and in process R&D	—	704	—
Foreign tax (benefits) provided for at rates other than U.S. statutory rates	(4,140)	716	130
Remeasurement of tax assets/liabilities due to changes in foreign exchange rates	1,126	1,278	1,129
Change in valuation allowance	1,711	(7,016)	345
Deemed dividend from foreign subsidiaries	—	—	403
Permanent differences	(675)	264	261

Provision for income taxes	$20,277	$13,097	$4,061

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows (in thousands):

	March 31,
	2005	2004
Deferred tax assets:
Reserves and accruals	$21,997	$17,337
Unrealized loss on investments	20,398	21,850
Depreciation and amortization	24,746	26,873
Net operating loss carryforwards (federal)	202,954	181,825
Net operating loss carryforwards (state)	25,965	22,815
Credit for research activities	51,856	46,228
Other credits	14,251	12,207

Total deferred tax assets	362,167	329,135
Less valuation allowance	(333,181)	(307,911)

Net deferred tax assets	28,986	21,224
Deferred tax liabilities:
Amortization of intangible assets	(3,325)	(4,631)

Net deferred tax assets	$25,661	$16,593

The Company has established a valuation allowance to reduce the deferred tax assets to a level that the Company believes is more likely than not to be realized through future taxable income. Approximately $228.6 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in capital rather than current income when subsequently recognized. Also, approximately $7.2 million of the valuation allowance for deferred tax assets relates to various acquisitions, the benefit from which will be allocated to goodwill and other identifiable intangible assets related to the acquisition rather than current tax expense when subsequently recognized.

Cumulative undistributed income of international subsidiaries amounted to $91.4 million as of March 31, 2005, which is intended to be permanently reinvested. The amount of income tax expense that would result had such income been repatriated is estimated to be approximately $11.3 million.

As of March 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $579.9 million and $467.3 million, respectively. If not utilized, net operating loss carryforwards will expire in fiscal years 2006 through 2025.

The Company also had research and experimentation credit carryforwards of approximately $30.9 million and $29.4 million for federal and California income tax purposes, respectively. In addition, the Company had foreign tax credit carryforwards of approximately $7.1 million for federal income tax purposes and Enterprise Zone and Manufacturer Investment credits of $6.8 million for California income tax purposes. If not utilized, the federal research credit carryforwards will expire in fiscal years 2006 through 2025 while the California research credits may be carried forward indefinitely; the foreign tax credit carryforwards will begin to expire in fiscal year 2006 and will continue through 2007, while the California Enterprise Zone credit may be carried forward indefinitely and the Manufacturer Investment credit will expire in fiscal years 2009 through 2015.

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

The Company maintains 401(k) defined contribution benefit plans that cover all eligible domestic employees who have attained 18 years of age and provide at least 20 hours of service per week. These plans allow U.S. employees to contribute up to 100% of their pre-tax salary in certain investments at the discretion of the employee. The Company matches a portion of employee contributions, up to $2,000 annually, which vest based on length of employment and are fully vested after three years of employment. Employer contributions, which may be discontinued at the Company’s discretion, amounted to $2.1 million, $1.9 million and $1.6 million during fiscal years 2005, 2004 and 2003, respectively.

18.	Net Income Per Share

Basic net income per common share is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options.

At March 31, 2005, the Company had 1.8 million shares of its common stock, which were previously repurchased on the open market, classified as treasury stock. These shares are recorded at cost and are shown as a reduction of stockholders’ equity.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	2005	2004	2003
Numerator:
Net income	$42,301	$38,575	$990

Denominator:
Basic weighted average number of common shares outstanding*	70,860	64,380	60,170
Effect of dilutive potential common shares resulting from stock options, unvested restricted common stock and ESPP shares	5,790	5,050	1,020

Diluted weighted average number of common shares outstanding	76,650	69,430	61,190

Basic net income per common share	$0.60	$0.60	$0.02

Diluted net income per common share	$0.55	$0.56	$0.02

*	Weighted average treasury shares and unvested restricted common shares are excluded from the computation of the basic weighted average number of common shares outstanding.

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents stock options that are excluded from the diluted net income per common share because the options’ exercise price was greater than the average market price of the Company’s common stock for the following years stated, therefore, their effects would be anti-dilutive (shares in thousands):

	2005	2004	2003
Antidilutive securities—weighted average shares	1,543	1,835	15,253
Weighted average exercise price of antidilutive securities	$31.17	$28.72	$17.53
Average fair value of common stock during the period	$25.50	$20.27	$12.64

19.	Segment Reporting, Geographic Information and Significant Customers

At March 31, 2005, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers both technical and non-technical individuals to create effective user experiences on the Internet.

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

Net revenues by market for fiscal years 2005, 2004 and 2003 are disclosed in the following table (in thousands):

	2005	2004	2003
Net Revenues:
Designer and Developer	$346,510	$327,796	$317,552
Business User	51,803	22,238	3,002
Consumer	31,489	11,423	2,362
Other	6,366	8,329	13,997

Total	$436,168	$369,786	$336,913

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s operations outside the United States include wholly-owned subsidiaries in Asia-Pacific, Europe and the Americas. Operations in the United States and India are responsible for the design and development of all products, as well as product distribution in the Americas, while other international operations are responsible for product distribution. Net revenues are attributed to each region based on the location of the customer. Revenues in North America are primarily comprised of revenues from customers in the United States. The following is a summary of net revenues, identifiable assets and long-lived assets by geographic areas (in thousands):

	2005	2004	2003
Net Revenues:
North America	$234,794	$206,414	$196,852
Europe	114,500	94,404	87,737
Asia Pacific and Other	86,874	68,968	52,324

	$436,168	$369,786	$336,913

Total Assets:
North America	$728,311	$616,498
Europe	109,665	59,775
Asia Pacific and Other	5,905	6,790

	$843,881	$683,063

Long-lived Assets:
United States	$344,551	$297,812
International	5,761	3,764

	$350,312	$301,576

Distributors accounted for a significant portion of the Company’s net revenues and accounts receivable balance and comprise several individually large accounts. The following table sets forth the information about the Company’s two most significant distributors:

	% of Net Revenues			% of Gross Accounts Receivable
	Fiscal Years Ended March 31,			March 31, 2005	March 31, 2004
	2005	2004	2003
Distributor:
Ingram Micro, Inc.	20%	21%	28%	16%	19%
Tech Data Corporation	12%	13%	8%	10%	14%

MACROMEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Quarterly Information (unaudited)

Summarized quarterly financial information for fiscal years 2005 and 2004 is as follows (in thousands, except per share data):

	Quarter Ended
	June 30		September 30		December 31		March 31
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Fiscal Year 2005
Net revenues	$103,554	$103,554	$107,924	$107,924	$108,636	$108,636	$116,054
Gross profit	95,350	95,336	99,636	99,642	100,138	100,134	106,277
Operating income	16,357	16,136	18,459	18,755	19,620	19,399	1,558
Net income	13,917	12,962	15,528	14,466	15,280	16,820	(1,947)
Net income per common share:
Basic	$0.20	$0.19	$0.22	$0.21	$0.21	$0.24	$(0.03)
Diluted	$0.19	$0.17	$0.21	$0.20	$0.20	$0.22	$(0.03)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year 2004
Net revenues	$83,064	$89,871	$94,845	$102,006
Gross profit	75,547	81,674	86,793	93,150
Operating income	7,156	11,238	12,531	17,122
Net income	5,010	9,193	9,424	14,948
Net income per common share:
Basic	$0.08	$0.15	$0.15	$0.22
Diluted	$0.08	$0.13	$0.13	$0.21

The Company is restating its previously issued quarterly financial statements to reflect the accrued benefit of an employee sabbatical-leave program and certain tax items.

MACROMEDIA, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Additions/ (Deduction) to Provision/Valuation Allowance	Recoveries/ (Deductions) (Returns and) (Write-Offs)	Balance at End of Period
Allowance for Doubtful Accounts
Year ended March 31, 2005	$1,919	$(894)	$77	$1,102
Year ended March 31, 2004	3,174	(402)	(853)	1,919
Year ended March 31, 2003	3,506	332	(664)	3,174

Allowance for Sales Returns
Year ended March 31, 2005	$5,096	$9,600	$(8,753)	$5,943
Year ended March 31, 2004	11,260	22,095	(28,259)	5,096
Year ended March 31, 2003	10,208	23,768	(22,716)	11,260

Valuation Allowance for Deferred Tax Assets
Year ended March 31, 2005	$307,911	$25,270	$—	$333,181
Year ended March 31, 2004	316,548	—	(8,637)	307,911
Year ended March 31, 2003	296,335	20,213	—	316,548