Form 10-Q
period 2005-06-30
MACROMEDIA INC
filed 2005-08-05
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File No. 000-22688

MACROMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3155026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Townsend Street

San Francisco, California 94103

Telephone: (415) 832-2000

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 77.9 million shares of Common Stock, $0.001 par value per common share, outstanding on August 1, 2005, including 1.8 million shares held in treasury.

MACROMEDIA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

MACROMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$123,152	$106,854
Short-term investments	285,916	271,424
Accounts receivable, net of allowance for doubtful accounts of $1,075 and $1,102 at June 30, 2005 and March 31, 2005, respectively	56,106	57,582
Prepaid expenses and other current assets	27,538	23,674

Total current assets	492,712	459,534
Property and equipment, net	109,736	109,509
Goodwill	226,929	226,937
Purchased and other intangible assets, net	13,361	13,864
Deferred income taxes	21,717	22,272
Other assets	13,277	11,765

Total assets	$877,732	$843,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,244	$5,355
Accrued payroll and related liabilities	25,318	25,485
Other accrued liabilities	32,303	35,736
Income taxes payable	21,049	21,849
Accrued restructuring	8,407	9,151
Deferred revenues	46,788	42,604

Total current liabilities	140,109	140,180

Other liabilities, non-current:
Accrued restructuring	18,729	20,171
Deferred revenues	9,114	9,413
Other liabilities	4,710	3,870

Total liabilities	172,662	173,634

Commitment and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued as of June 30, 2005 and March 31, 2005	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 77,704 and 76,812 shares issued as of June 30, 2005 and March 31, 2005, respectively	78	77
Treasury stock, at cost: 1,836 shares as of June 30, 2005 and March 31, 2005	(33,649)	(33,649)
Additional paid-in capital	974,533	958,937
Deferred stock compensation	(8,356)	(8,879)
Accumulated other comprehensive income (loss)	1,121	(2,361)
Accumulated deficit	(228,657)	(243,878)

Total stockholders’ equity	705,070	670,247

Total liabilities and stockholders’ equity	$877,732	$843,881

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Net revenues	$116,821	$103,554
Cost of revenues:
Cost of net revenues	7,963	7,474
Amortization of acquired developed technology	744	744

Total cost of revenues	8,707	8,218

Gross profit	108,114	95,336

Operating expenses:
Sales and marketing	48,993	44,092
Research and development	24,176	23,718
General and administrative	15,381	11,149
Amortization of intangible assets	188	241
Merger-related	4,251	—

Total operating expenses	92,989	79,200

Operating income	15,125	16,136

Other income:
Interest income	2,696	941
Other, net	608	38

Total other income	3,304	979

Income before income taxes	18,429	17,115
Provision for income taxes	(3,208)	(4,153)

Net income	$15,221	$12,962

Net income per common share:
Basic	$0.20	$0.19
Diluted	$0.19	$0.17
Weighted average common shares outstanding used in net income per common share calculation:
Basic	74,970	68,830
Diluted	81,860	74,180

See accompanying notes to condensed consolidated financial statements.

MACROMEDIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$15,221	$12,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,658	5,673
Deferred income taxes	142	460
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	1,476	(7,889)
Prepaid expenses and other assets	871	(1,920)
Accounts payable and other liabilities	(1,550)	4,227
Accrued restructuring	(2,186)	(2,056)
Deferred revenues	3,885	4,833

Net cash provided by operating activities	24,517	16,290

Cash flows from investing activities:
Purchases of property and equipment	(7,053)	(38,101)
Cash used in business combinations	(867)	(11,088)
Decrease (increase) in restricted cash related to acquisitions and other, net	(1,026)	8,344
Purchases of available-for-sale short-term investments	(80,207)	(29,941)
Proceeds from sales and maturities of available-for-sale short-term investments	66,133	16,935
Other, net	(290)	(2,375)

Net cash used in investing activities	(23,310)	(56,226)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,091	13,785

Net cash provided by financing activities	15,091	13,785

Net increase (decrease) in cash and cash equivalents	16,298	(26,151)
Cash and cash equivalents, beginning of period	106,854	92,662

Cash and cash equivalents, end of period	$123,152	$66,511

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation—The Condensed Consolidated Financial Statements include all domestic and foreign subsidiaries that are more than 50% owned. Macromedia is not involved with any variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R Consolidation of Variable Interest Entities. All significant intercompany transactions and balances have been eliminated. Macromedia has prepared the accompanying Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial information reflects all adjustments which are, in the opinion of management, necessary to provide fair Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the periods presented. Such adjustments are normal and recurring except as otherwise noted.

These Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2005. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results for the fiscal year ending March 31, 2006 or any other future periods.

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications have been made to the Condensed Consolidated Financial Statements as of March 31, 2005 and for the three months ended June 30, 2004 to conform to the presentation at June 30, 2005.

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

Revenues recognized from software licenses are recognized upon shipment provided that persuasive evidence of an arrangement exists, collection of the resulting receivables is deemed probable, the payment terms are fixed or determinable and the arrangement does not involve services that are essential to the functionality of the software. The Company also maintains allowances for anticipated product returns and rebates to distributors. Revenues from consulting, training and other services are generally recognized as the services are performed. When software licenses are sold together with services, revenues are allocated to each element of the arrangement based on the relative fair values of the elements, such as software licenses, maintenance, support and training.

The determination of fair value is based on objective evidence that is specific to the Company, commonly referred to as vendor-specific objective evidence (“VSOE”). Fair value for the Company’s software products, maintenance, support and training is based on prices charged when the element is sold separately. In certain instances where an element has not been sold separately and the VSOE of fair value is unavailable, fair value is established by a price determined by the Company’s management if it is probable that the price, once established, will not change before the separate introduction of the element into the marketplace. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If the only remaining undelivered element is maintenance and support, revenue for all elements is recognized ratably over the period of maintenance and support. If in a multiple element

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

arrangement, fair value does not exist for one or more of the delivered elements in the arrangement, but fair value does exist for all undelivered elements, then the residual method of accounting is applied. Under the residual method of accounting, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

Pursuant to SFAS No. 123, the Company is required to disclose the pro forma effects of stock-based compensation on net income and net income per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been (in thousands, except per share data):

	Three Months Ended June 30,
	2005	2004
Net income:
As reported	$15,221	$12,962
Stock-based compensation costs, net of $0 taxes, included in the determination of net income as reported	523	—
Stock-based compensation costs, net of taxes of $0, that would have been included in the determination of net income had the fair value-based method been applied to all awards	(8,462)	(18,818)

Pro forma net income (loss)	$7,282	$(5,856)

Basic net income (loss) per common share:
As reported	$0.20	$0.19
Pro forma	$0.10	$(0.09)
Diluted net income (loss) per common share:
As reported	$0.19	$0.17
Pro forma	$0.09	$(0.09)

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The fair value of the Company’s stock options granted under its stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for grants during the three months ended June 30, 2005 and 2004:

	Stock Option Plans
	For the Three Months Ended June 30,
	2005	2004
Weighted average risk free rate	3.77%	3.60%
Expected life (years)	4.00	4.50
Expected volatility	60.00%	77.00%
Expected dividend yield	0.00%	0.00%

Using the Black-Scholes option-pricing model and the above assumptions, the weighted average fair value of Macromedia stock options granted during the three months ended June 30, 2005 and 2004 was $18.30 and $12.69, respectively. In periods in which employees enroll in the Company’s Employee Stock Purchase Plans (“ESPPs”), the fair value of shares to be issued under these ESPPs’ is also calculated. Employees are only allowed to enroll in the Company’s 2003 Employee Stock Purchase Plan (“2003 ESPP”) in February and August; the Company’s other stock purchase plans are no longer available for new enrollment. During the three months ended June 30, 2005 and 2004, there was no new enrollment in any of the Company’s ESPPs.

Other Significant Accounting Policies. For all other significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

3. Merger of Macromedia, Inc. with Adobe Systems Incorporated

On April 17, 2005, Adobe Systems Incorporated (“Adobe”) entered into a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Macromedia. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Avner Acquisition Sub, Inc., a wholly owned subsidiary of Adobe, will merge with and into Macromedia, with Macromedia as the surviving corporation of the merger (the “Merger”). As a result of the Merger: (i) Macromedia will become a wholly owned subsidiary of Adobe; and (ii) each outstanding share of the Company’s common stock will be converted into the right to receive 1.38 shares of Adobe common stock (after taking into account the two-for-one stock split in the form of a stock dividend of Adobe common stock distributed on May 23, 2005 to Adobe stockholders of record as of May 2, 2005) (the “Exchange Ratio”). Consummation of the Merger is subject to customary closing conditions and regulatory approvals, including antitrust approvals and approval by the stockholders of Adobe and Macromedia, respectively. The Merger is expected to close in the Fall of calendar year 2005 and may not be completed if any of the conditions are not satisfied or waived. Unless otherwise indicated, the discussions in this document relate to Macromedia as a standalone entity and do not reflect the impact of the proposed merger with Adobe. A special meeting of stockholders is currently scheduled for August 24, 2005 that the Company will hold to enable its stockholders to vote to adopt the merger agreement.

The Company has incurred merger-related expenses associated with its pending merger with Adobe. Merger-related expenses totaling $4.3 million in the three months ended June 30, 2005 were principally comprised of legal, investment banking and accounting fees.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Purchased and Other Intangible Assets

At June 30, 2005 and March 31, 2005, purchased and other intangible assets consisted of the following (in thousands):

	June 30, 2005			March 31, 2005
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Acquired developed technology	$12,294	$(6,111)	$6,183	$12,294	$(5,367)	$6,927
Purchased technology	7,733	(3,299)	4,434	6,958	(3,085)	3,873
Localization	5,474	(4,570)	904	5,510	(4,527)	983
Acquired trade names, trademarks, patents and other intangible assets	5,608	(3,768)	1,840	5,608	(3,527)	2,081

	$31,109	$(17,748)	$13,361	$30,370	$(16,506)	$13,864

The net book value of the Company’s purchased and other intangible assets and their estimated remaining useful lives at June 30, 2005 are (in thousands):

	Net Book Value	Weighted Average Estimated Remaining Useful Life
Acquired developed technology	$6,183	28 months
Purchased technology	4,434	28 months
Localization	904	18 months
Acquired trade names, trademarks, patents and other intangible assets	1,840	25 months

	$13,361

The following table depicts the Company’s estimated future amortization charges with respect to amortizable purchased and other intangible assets at June 30, 2005 (in thousands):

Estimated Amortization Expense
2006	$4,611
2007	5,017
2008	3,355
2009	378

Total	$13,361

5. Restructuring

2005 Restructuring Plan

In the fourth quarter of fiscal year 2005, the Company exited two facilities in Northern California in conjunction with the completion of its new corporate headquarters building in San Francisco, California which enabled the Company to consolidate employees previously housed in leased facilities. As a result, the Company recorded $11.8 million in restructuring and facility related exit charges.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The rollforward of the accrued restructuring liability related to facility and exit charges initiated in fiscal year 2005 is presented below (in thousands):

	Facility Consolidation	Asset Write-off	Total
2005 Restructuring reserve:
Facility restructuring and other exit charges	$10,149	$1,674	$11,823
Cash payments	(2,412)	—	(2,412)
Non-cash credits (charges)	3,608	(1,674)	1,934

Accrued restructuring liabilities at March 31, 2005	$11,345	$—	$11,345
Fiscal 2006 activity:
Cash payments	(828)	—	(828)
Accreted interest	116	—	116

Accrued restructuring liabilities at June 30, 2005	$10,633	$—	$10,633

2002 Restructuring Plan

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with its fiscal year 2001 acquisition of Allaire Corporation and to better align its cost structure with the weaker business environment. Restructuring expenses associated with facilities primarily represented estimated future costs related to approximately 22 facilities to either cancel or vacate approximately 450,000 square feet of space held under the Company’s operating leases and, to a lesser extent, employee termination and severance costs.

In the fourth quarter of fiscal year 2005, an evaluation of market conditions and the Company’s actual sublease activity in its Newton, Massachusetts facility indicated that adjustments to the Company’s reserve estimates were warranted. Specifically, following lease negotiations with a new subtenant in the Company’s restructured space during the fourth quarter of fiscal year 2005, the Company revised estimated, sublease income to reflect lower expected future rental rates based on an analysis of current and anticipated lease rates. As a result, the Company recorded an adjustment charge to its 2002 Restructuring Plan of approximately $7.1 million.

The rollforward of the accrued restructuring liability related to facility and exit charges initiated in fiscal year 2002 is presented below (in thousands):

	Facility Consolidation	Asset Write-off	Severance and Other	Total
Total 2002 facility restructuring and other charges recorded in 2002	$48,996	$24,303	$8,521	$81,820
Activity through March 31, 2005:
Adjustments and additional charges recorded in 2005	7,085	264	—	7,349
Cash payments	(39,288)	—	(8,327)	(47,615)
Non-cash credits (charges)	1,184	(24,567)	(194)	(23,577)

Accrued restructuring liabilities at March 31, 2005	17,977	—	—	17,977

Fiscal 2006 activity:
Cash payments	(1,474)	—	—	(1,474)

Accrued restructuring liabilities at June 30, 2005	$16,503	$—	$—	$16,503

As of June 30, 2005, the restructuring accrual balance of $27.1 million primarily represented the contractual lease obligations of 5 facilities, the net present value of obligations related to a facility exited in fiscal year 2005, related estimated demise and tenant improvement costs to sublease these facilities in future periods, and contracted and estimated sublease income which offset the related lease obligations. The restructuring reserve also reflects net estimated common area maintenance and tax charges related to all restructured properties. As of June 30, 2005, future minimum gross lease obligations for our restructured facilities extending through fiscal 2011 amounted to $65.7 million, which will be offset by future sublease income of $33.5 million to be received under contractual sublease arrangements.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The restructuring reserve also reflects estimated demise and tenant improvement costs to sublease these facilities in future periods and net estimated common area maintenance and tax charges related to all restructured properties.

6. Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. At June 30, 2005, the net notional amount of forward contracts outstanding in U.S. dollars using the spot exchange rates in effect at June 30, 2005 amounted to $80.5 million. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates.

Cash Flow Hedging. The Company designates and documents foreign exchange forward contracts related to forecasted transactions as cash flow hedges and applies hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in Accumulated other comprehensive income (loss) (“AOCI”). The Company records any ineffective portion of the hedging instruments in Other income on its Condensed Consolidated Statements of Income, which were not material during the three months ended June 30, 2005 and 2004. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from AOCI to revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to Other income at that time. All values reported in AOCI at June 30, 2005 will be reclassified to operations in twelve months or less. At June 30, 2005, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

The following table depicts cash flow hedge accounting activity as a component of AOCI in the three months ended June 30, 2005 (in thousands):

AOCI at March 31, 2005 related to hedging activity	$(459)
Net gain on cash flow hedges	2,284
Reclassifications to net revenues	741
Reclassifications to operating expenses	(181)

AOCI at June 30, 2005 related to hedging activity	$2,385

Balance Sheet Hedging. The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of Other income (expense) on its Condensed Consolidated Statements of Income. These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At June 30, 2005, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

7. Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on short-term investments classified as available-for-sale and unrealized gains and losses associated with the Company’s cash flow hedges. The following table sets forth the calculation of comprehensive income, net of tax (in thousands):

	Three Months Ended June 30,
	2005	2004
Net income	$15,221	$12,962
Unrealized gain (loss) on short-term investments, net of tax of $0	638	(1,149)
Unrealized gain from cash flow hedges, net of tax of $0	2,844	384

Comprehensive income	$18,703	$12,197

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and the Company’s 2003 ESPP.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,
	2005	2004
Numerator:
Net income	$15,221	$12,962

Denominator:
Basic weighted average number of common shares outstanding*	74,970	68,830
Effect of dilutive potential common shares resulting from stock options and ESPP shares	6,890	5,350

Diluted weighted average number of common shares outstanding	81,860	74,180

Basic net income per common share	$0.20	$0.19

Diluted net income per common share	$0.19	$0.17

*	Treasury shares are excluded from the computation of the basic weighted average number of common shares outstanding.

The table below presents stock options that are excluded from the diluted net income per common share computation because the exercise prices of the options were greater than the average market price of the Company’s common stock for the following periods and, therefore, their effects would be anti-dilutive (shares in thousands):

	Three Months Ended June 30,
	2005	2004
Antidilutive options—weighted average shares	88	1,558
Weighted average exercise price of antidilutive options	$64.12	$29.77
Average fair value of the Company’s common stock during the period	$39.72	$22.17

At June 30, 2005, the Company had 1.8 million shares of its common stock, which were previously repurchased on the open market, classified as treasury stock. These shares are recorded at cost and are shown as a reduction of stockholders’ equity.

9. Commitments and Contingencies

Macromedia’s principal commitments at June 30, 2005 consisted of obligations under operating leases for facilities, purchase commitments and letter of credit arrangements.

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

Letters of Credit. The Company has obtained letters of credit from financial institutions totaling approximately $7.8 million as of June 30, 2005 and March 31, 2005, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Legal. On September 6, 2002, Plaintiff Fred B. Dufresne filed suit against Macromedia, Inc., Adobe, Microsoft Corporation and Trellix Corporation (“Defendants”) in the U.S. District Court, District of Massachusetts (the “Dufresne Matter”), alleging infringement of U.S. Patent No. 5,835,712 (the “712 patent”) entitled “Client-Server System Using Embedded Hypertext Tags for Application and Database Development.” The Plaintiff’s complaint asserts, among other things, that Defendants have infringed, and continue to infringe, one or more claims of the 712 patent by making, using, selling and/or offering for sale, products supporting Microsoft Active Server Pages technology. The Plaintiff seeks unspecified compensatory damages, preliminary and permanent

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

injunctive relief, trebling of damages for willful infringement, and fees and costs. The Company believes the action has no merit and is vigorously defending against it. In accordance with the disclosures required by SFAS No. 5 Accounting for Contingencies, the Company is unable to estimate the potential financial impact this matter could have on the Company.

In addition from time to time, Macromedia is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relation matters. As of the time of this quarterly report, there were no material pending legal proceedings, other than the Dufresne Matter, and other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries are a party or of which any of the Company’s property is subject. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome will have a material adverse effect on the Company’s consolidated financial position, although results of operations or cash flows could be affected in a particular period.

Intellectual Property Indemnification Obligations. The terms of the Company’s distribution agreements with its first-tier distributors, including OEMs and license agreements with enterprise customers, generally provide for a limited indemnification of such distributors and customers against losses, expenses and liabilities arising from third-party claims based on alleged infringement by the Company’s products of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for, such indemnification obligations and generally include a right to replace an infringing product. To date, the Company has not had to reimburse any of its distributors and customers for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with the Company’s distributors and customers, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Agreements to Indemnify Directors and Officers. As permitted under Delaware law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage, if any, would be minimal.

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

10. Segments Reporting and Significant Customers

At June 30, 2005, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers both technical and non-technical individuals to create effective user experiences on the Internet.

The Company has realigned its net product revenues into three main categories identified by the markets that they serve: Designer/Developer, Business User, and Consumer. In addition, Other is comprised of other miscellaneous revenues, including revenues from training, consulting and technical support. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on net revenues and total operating expenses of the Software segment.

Net revenues by market during the three months ended June 30, 2005 and 2004 are disclosed in the following table (in thousands):

	Three Months Ended June 30,
	2005	2004
Net Revenues:
Designer/Developer	$85,362	$84,992
Business User	16,929	10,843
Consumer	12,925	6,528
Other	1,605	1,191

Total	$116,821	$103,554

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Distributors accounted for a significant portion of the Company’s net revenues and accounts receivable balance and comprise several individually large accounts. The following table sets forth the information about the Company’s two most significant distributors:

	% of Net Revenues		% of Gross Accounts Receivable
	Three Months Ended June 30,		June 30,	March 31
	2005	2004	2005	2005
Distributor:
Ingram Micro, Inc.	15%	21%	14%	16%
Tech Data Corporation	12%	11%	9%	10%

11. Income Taxes

The Company recorded income tax provisions of $3.2 million and $4.2 million during the three months ended June 30, 2005 and 2004, respectively. The effective tax rate during the three months ended June 30, 2005 and 2004 was 17% and 24%, respectively. The effective tax rate decreased 7% in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to the reduction in utilization of net operating loss carryforwards associated with purchase business combinations which are recorded as a reduction of goodwill rather than a reduction of tax expense.

At June 30, 2005, the Company had available federal and state net operating loss carryforwards of $593.3 million and $479.9 million, respectively. The Company also had unused research credit carryforwards of $31.4 million and $30.9 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire in fiscal year 2006 through 2026. The California research credits may be carried forward indefinitely.

12. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 which requires the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective for annual periods beginning after December 31, 2005 (the quarter ended June 30, 2006 for Macromedia, Inc.). Companies adopting the new requirements are likely to reexamine their valuation methods and the support for the assumptions that underlie the valuation of the awards. Many are also likely to carefully examine their share-based compensation programs. SFAS No. 123R establishes accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. This standard carries forward prior guidance on accounting for awards to non-employees. The Company is currently evaluating the future impact that adopting SFAS No. 123R will have on its Condensed Consolidated Financial Statements and expects that adoption will result in a significant increase in operating expenses.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also 1) redefines restatement as the revising of previously issued financial statements to reflect the correction of an error and 2) requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the three months ended June 30, 2005. Adoption of SFAS No. 154 had no impact on the Company’s financial statements.

MACROMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The American Jobs Creation Act (“AJCA”) was signed into law on October 22, 2004. This act introduced a limited time 85% dividend received deduction on repatriation of certain foreign earnings. This deduction would result in an approximate federal income tax rate of 5.25% on the repatriated earnings. On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, which allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings. The Company has started an evaluation of the effects of the repatriation provision; however, it does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company is currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit it. The Company expects to complete such evaluation before the end of fiscal year 2006. The range of possible amounts that the Company is considering for repatriation in fiscal year 2006 under this provision is between zero and $120.0 million. The potential range of related income tax expense is between zero and $13.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical financial information contained herein, the matters discussed in this Form 10-Q may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Readers of our financials are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties, and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) those risks and uncertainties identified under “Risk Factors that May Affect Future Results of Operations;” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For additional information regarding the Merger, please refer to Amendment No. 1 to the Form S-4 (File No. 333-126163), which contains the joint proxy statement/prospectus filed by Adobe on July 20, 2005 in connection with the Merger. A special meeting of stockholders is currently scheduled for August 24, 2005 that we will hold to enable our stockholders to vote to adopt the merger agreement.

Overview

We are an independent software company providing software that empowers designers, developers and business users to create and deliver effective user experiences on the Internet, fixed media and wireless and digital devices. Our integrated family of technologies enables the development of a wide range of internet and mobile application solutions. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our Company’s historical results and anticipated future outlook prior to the close of the proposed merger with Adobe, which is expected to occur in the Fall of calendar year 2005. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes.

Market Strategy

Macromedia’s strategic vision is to provide customers with solutions that provide great user experiences over a number of platforms. As technologies have evolved, our definition of platforms has broadened to include not only personal computing (“PC”) devices, but non-PC devices such as PDAs and mobile hand-held devices, browsers and operating environments. Our highest priority remains the pursuit of the widespread penetration and adoption of our Flash Player in both the PC and non-PC markets. In leveraging this Flash platform, we remain committed to ensuring that existing and new designers and developers are provided with the tools and server software to take advantage of the broader PC and non-PC environment.

Macromedia has been a leader in multimedia and web development technologies for over a decade. Through our MX family of products, including Dreamweaver, Flash, Fireworks, ColdFusion and the MX Studio suite, we have enabled millions of professional Designers and Developers to create rich, engaging, interactive web content and applications. Our growth strategy is to leverage the assets we have built in that core business—principally our technology, our brands and our worldwide distribution channels—to grow into even larger markets serving non-technical professionals. In fiscal year 2005, we began to see promising sales growth in two distinct markets: Business Users, who are non-technical knowledge workers, trainers or business decisions makers who want to communicate and collaborate via the Internet, and Consumers, who increasingly expect a rich user experience on digital devices such as personal digital assistants (“PDAs”) and cellular phones. Our strategy to reach the Business User is to provide solutions that leverage the power of our technology in an integrated delivery platform. To reach the Consumer, we are licensing our Flash Player technology to leading telecommunications service providers and consumer electronics companies that are embedding it in their devices to enable multimedia functionality. As demonstrated with the growth in sales into these two new markets through the first quarter of fiscal year 2006, we believe that these markets offer the potential for significant growth for the Company over the next decade. Our primary products and the markets that they serve are broken down as follows:

Designer/Developer	Business User	Consumer

Macromedia Studio MX and Macromedia Studio MX Professional

Macromedia Flash MX and Macromedia Flash MX Professional

Macromedia Dreamweaver MX

Macromedia Director MX

Macromedia RoboHelp

Macromedia FreeHand MX

Macromedia Fireworks MX

Macromedia Authorware

Macromedia Flash Player

Macromedia Shockwave Player

Macromedia Flex

Macromedia ColdFusion MX

Macromedia JRun

	Macromedia Breeze Macromedia Contribute Macromedia Captivate	Macromedia Flash Lite Macromedia Flash SDK

Financial Highlights for the Three Months Ended June 30, 2005

•	Our net revenues for the three months ended June 30, 2005 were $116.8 million, a 13% increase from net revenues of $103.6 million from the same period last year. This increase primarily reflects the growth in sales to the Consumer and Business User markets, which combined contributed 26% of net revenues in the three months ended June 30, 2005, as compared to 17% in the same period last year. We believe that growth in our sales force through fiscal year 2005 and the three months ended June 30, 2005 has enabled us to pursue a broader range of sales opportunities, including the execution of a larger number of enterprise sales than in the comparative quarter.

•	Our net income was $15.2 million for the three months ended June 30, 2005 as compared to $13.0 million in the same period last year. This 17% increase in net income was primarily driven by the increase in our net revenues as compared to the same period in fiscal year 2005. Partially offsetting the increase in net revenues was an increase in our operating expenses which included merger-related expenses of $4.3 million in the three months ended June 30, 2005 related to our pending merger with Adobe, an increase in our sales and marketing expenses reflecting the higher sales costs associated with a larger global sales force, and an increase in general and administrative expenses which increased primarily due to an increase in headcount and consulting and professional services.

•	Cash provided by operations for the three months ended June 30, 2005 was $24.5 million. During the three months ended June 30, 2005, our cash, cash equivalent and short term investment balances increased by $30.8 million to $409.1 million at June 30, 2005. Significant non-operating uses of cash in the three months ended June 30, 2005 included $7.1 million for the purchase of property and equipment. Cash provided by the issuance of Company common stock upon the exercise of employee stock options was $15.1 million.

Throughout the three months ended June 30, 2005 and 2004, we operated in one business segment, the Software segment.

Results of Operations

Net Revenues

(In millions, except percentages)	Three Months Ended June 30,
	2005	2004	% Change
Net revenues	$116.8	$103.6	13%

Net revenues are comprised primarily of license fees, as well as revenues from maintenance, training, technical and other support services. Maintenance, training and other support services comprised less than 10% of our net revenues during the three months ended June 30, 2005 and 2004. Fluctuations in net revenues can be attributed to changes in product and customer mix, general trends in IT spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates. Further, product life cycles impact revenues period to period as new products and versions are released.

Net Revenues by Market

(In millions, except percentages)	Three Months Ended June 30,
	2005		2004		% Change
	$	%	$	%
Designer/Developer	$85.4	73%	$85.0	82%	0%
Business User	16.9	14	10.8	10	56
Consumer	12.9	11	6.5	6	98
Other	1.6	2	1.2	2	35

Net Revenues	$116.8	100%	$103.6	100%	13

Note:	Amounts may not calculate due to rounding

Net revenues increased 13% during the three months ended June 30, 2005 from the same period of last year. The increase in net revenues reflects the following:

•	Net revenues from the Consumer market increased 98%, or $6.4 million, during the three months ended June 30, 2005 as compared to the same period in the prior fiscal year, reflecting new licensing arrangements with several mobile handset and consumer device manufacturers in North America and Asia Pacific and Other, as well as continuing royalties and support revenues from existing licensees for which agreements were executed subsequent to the comparative fiscal 2005 quarter. Sales to the Consumer market comprised 11% of net revenues during the three months ended June 30, 2005 as compared to 6% during the three months ended June 30, 2004.

•	Net revenues from the Business User market increased 56%, or $6.1 million, during the three months ended June 30, 2005 as compared to the same period in the prior fiscal year, primarily driven by the success of our direct sales teams in selling Breeze to corporate customers combined with the launch of Breeze 5.0 in the three months ended June 30, 2005. Sales to Business Users comprised 14% of net revenues during the three months ended June 30, 2005 compared to 10% during the three months ended June 30, 2004.

•	Net revenues from the Designer/Developer market remained flat in the three months ended June 30, 2005 as compared to the same period in the prior fiscal year as our primary MX Studio products which include Macromedia Dreamweaver MX, Macromedia Director MX and Macromedia Flash MX, near the end of their current product life cycle which launched in September 2003. Net revenues from the Designer/Developer market are expected to increase following the launch of our next generation MX products in the second quarter of fiscal year 2006. Sales in the current quarter of our Flex product, which was first introduced in the fourth quarter of fiscal year 2004, increased compared to the same period in the prior year as did net revenues from ColdFusion, following the release of ColdFusion MX 7 in the fourth quarter of fiscal year 2005.

We have a history of introducing new or enhanced product offerings that affect our reported net revenues. Delays in the introduction of planned future product releases, or failure to achieve significant customer acceptance for these new products, may have a material adverse effect on our net revenues and consolidated results of operations in future periods.

Net Revenues by Geography

	Three Months Ended March 31,
	2005		2004		% Change
North America	$63.7	54%	$57.6	56%	11%

International:
Europe	29.9	26%	25.3	24%	18%
Asia Pacific and Other	23.2	20%	20.7	20%	12%

Total International	53.1	46%	46.0	44%	15%

Net revenues	$116.8	100%	$103.6	100%	13%

North American net revenues increased by 11% during the three months ended June 30, 2005 compared to the same period of last year, reflecting the increase in net revenues from a license agreement with the mobile device division of a leading communication company as well as an increase in net revenues from the Business User market and sales of our Flex and ColdFusion products in the Designer/Developer market.

The 15% increase in international revenues during the three months ended June 30, 2005 as compared to the same period last year is primarily due to the increase in net revenues from our Consumer market reflecting new licensing arrangements with several mobile handset and consumer device manufacturers in Asia Pacific and Other, as well as continuing royalties and support revenues from existing licensees.

Fluctuations in foreign currencies relative to the U.S. dollar had a minimal impact on our international results. Changes in the value of the U.S. dollar may have a significant impact on net revenues and operating expenses in future periods. To minimize the impact of currency fluctuations on certain foreign currency net revenues and expenses, primarily denominated in the Euro, Japanese Yen and British Pound, we utilize foreign exchange forward contracts to provide greater predictability of net revenues and operating expenses of certain forecasted transactions in these currencies in future periods. (See “Risk Factors That May Affect Future Results of Operations—Risks Associated With Our International Operations” for additional information.)

Cost of Revenues

	Three Months Ended June 30,
	2005	2004	% Change
	(In millions, except percentages)
Cost of net revenues	$8.0	$7.5	7%
Amortization of acquired developed technology	0.7	0.7	—

Total cost of revenues	$8.7	$8.2	6

Cost of net revenues as a% of total net revenue	7%	7%	—%

Cost of net revenues includes costs incurred in providing training and technical support to customers and business partners, product assembly and distribution costs, royalties paid to third-parties for the licensing of developed technology, cost of materials, the amortization of purchased and developed technology, and costs to translate our software into various foreign languages. The amortization of acquired developed technology is separately presented as a cost of revenues.

Cost of net revenues was 7% of net revenues during the three months ended June 30, 2005 and 2004. The increase in cost of net revenues during the three months ended June 30, 2005 compared to the same period last year reflects an increase in our training and technical support costs offset by lower service fees, lower costs to translate our products into various foreign languages as our localization costs for the MX2004 product launch were fully amortized in the fourth quarter of fiscal year 2005, and lower product related costs.

Amortization of acquired developed technology from acquisitions was $0.7 million during the three months ended June 30, 2005 and 2004. At June 30, 2005, the remaining unamortized balance of acquired developed technology was $6.2 million.

In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, royalty rates for licensed technology and the geographic distribution of sales.

Operating Expenses

	Three Months Ended June 30,
	2005	2004	% Change
	(In millions, except percentages)
Sales and marketing	$49.0	$44.1	11%
Research and development	24.2	23.7	2
General and administrative	15.4	11.1	38
Amortization of intangible assets	0.2	0.2	(22)
Merger-related	4.3	—	n/m

Total operating expenses	$93.0	$79.2	17

Note:	Amounts may not calculate due to rounding

Selected Operating Expense Categories as a Percent of Net Revenues

	Three Months Ended June 30,
	2005	2004
Sales and marketing	42%	43%
Research and development	21	23
General and administrative	13	11

Sales and Marketing. Sales and marketing expenses consist primarily of the following: compensation and benefits, marketing and advertising expenses, activities which support product launches and direct sales efforts, including travel, and allocated expenses for our facilities and IT infrastructure to support marketing activities.

Sales and marketing expenses increased to $49.0 million during the three months ended June 30, 2005, as compared to $44.1 million for the same period last year. The increased spending primarily resulted from an increase in compensation and other employee-related expenses, which rose by $4.9 million in the three months ended June 30, 2005 as compared to the same period in fiscal year 2005. The increase in compensation and other employee-related expense is due to an increase in headcount as we continue to expand our direct sales team to broaden our reach into the Business User and Consumer markets combined with higher variable compensation related to increased net revenues.

We expect to continue investing in sales and marketing as we launch and sell our products, develop market opportunities, and promote our competitive position. Accordingly, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending.

Research and Development. Research and development expenses consist primarily of compensation and benefits as well as allocated expenses for our facilities and IT infrastructure to support product development.

Research and development expenses for the three months ended June 30, 2005 increased to $24.2 million during the three months ended June 30, 2005 from $23.7 million for the same period last year. Temporary labor costs related to the upcoming launch of our next generation MX products scheduled for the second quarter of fiscal year 2006 contributed to this increase.

We anticipate continuing to invest significant resources into research and development activities in order to develop new products and technologies and to enhance the technology in our existing products. We expect spending for research and development to increase in the second quarter of fiscal year 2006 as we prepare to launch our next generation Designer and Developer tools.

General and Administrative. General and administrative expenses consist primarily of compensation and benefits, fees for professional services and allocated expenses for our facilities and IT infrastructure to support general and administrative activities.

General and administrative expenses increased to $15.4 million during the three months ended June 30, 2005 as compared to $11.1 million for the same period last year. Compensation-related and other employee-related expenses increased $2.4 million in the three months ended June 30, 2005 as compared to the same period last year primarily resulting from an increase in headcount to expand our infrastructure. Professional fees which include legal and accounting advisory services increased by $1.1 million in the three months ended June 30, 2005 as compared to the same period last year primarily due to the ongoing cost of regulatory compliance, including in particular compliance with the Sarbanes-Oxley Act of 2002.

We anticipate that general and administrative expenses in the near future will continue to include costs to comply with proposed and enacted rules and regulations promulgated by the SEC and the NASDAQ stock market, including costs to hire additional personnel and using additional accounting and advisory services.

Amortization of Intangible Assets. We amortize intangible assets with estimated useful lives. Amortization of intangible assets remained relatively flat at $0.2 million during the three months ended June 30, 2005 as compared to the same period last year.

Merger-Related. Merger-related expenses associated with our pending merger with Adobe were $4.3 million in the three months ended June 30, 2005. Merger-related expenses were principally comprised of legal, investment banking and accounting fees. We anticipate incurring merger-related expenses through at least the second quarter of fiscal year 2006.

Other Income

	Three Months Ended June 30,
	2005	2004
	(In millions)
Interest income, net	$2.7	$1.0
Other, net	0.6	—

Total other income	$3.3	$1.0

Interest Income. Interest income consists primarily of interest earned on interest-bearing cash, cash equivalents and available-for-sale short-term investments.

Interest income was $2.7 million during the three months ended June 30, 2005 as compared to $1.0 million during the same period last year. The increase in our interest income during the three months ended June 30, 2005 is primarily due to higher average balances of cash, cash equivalents and short-term investments combined with higher average yields in the three months ended June 30, 2005 as compared with the same period last year.

Other, net. Other, net, consists primarily of gain on investments, investment management fees, foreign currency transaction gains and losses and other non-operating transactions not separately disclosed. Realized gains and losses from our fixed income available-for-sale investments are included in Other, net and have not been significant to date.

Provision for Income Taxes. We recorded income tax provisions of $3.2 million and $4.2 million during the three months ended June 30, 2005 and 2004, respectively. Our effective tax rate during the three months ended June 30, 2005 and 2004 was 17% and 24%, respectively. Our effective tax rate decreased 7% in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to the reduction in utilization of net operating loss carryforwards associated with purchase business combinations which are recorded as a reduction of goodwill rather than a reduction of tax expense.

At June 30, 2005, we had available federal and state net operating loss carryforwards of $593.3 million and $479.9 million, respectively. We also had unused research credit carryforwards of $31.4 million and $30.9 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire in fiscal year 2006 through 2026. The California research credits may be carried forward indefinitely.

Liquidity and Capital Resources

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another significant source of cash is proceeds from the exercise of employee stock options.

At June 30, 2005, we had cash, cash equivalents, and short-term investments of $409.1 million, reflecting an 8% increase from the March 31, 2005 balance of $378.3 million. Working capital was $352.6 million at June 30, 2005, reflecting a 10% increase from the March 31, 2005 balance of $319.4 million. The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended June 30,
	2005	2004
	(In millions)
Net cash flows provided by (used in):
Operating activities	$24.5	$16.3
Investing activities	(23.3)	(56.2)
Financing activities	15.1	13.8

	$16.3	$(26.1)

Cash provided by operating activities during the three months ended June 30, 2005 was $24.5 million, as compared to cash provided by operating activities of $16.3 million for the same period last year. During the three months ended June 30, 2005, cash provided by operating activities resulted primarily from adjusting our net income of $15.2 million for non-cash depreciation and amortization expense of $6.7 million, and from an increase in our deferred revenues balances of $3.9 million, partially offset by a decrease in our accrued restructuring balance of $2.2 million. Cash provided by operating activities during the three months ended June 30, 2004 resulted primarily from adjusting our net income of $13.0 million for non-cash depreciation and amortization expense of $5.7 million and from an increase in our deferred revenues balances of $4.8 million offset by an increase in our accounts receivable balance of $7.9 million.

Cash used in investing activities for the three months ended June 30, 2005 was $23.3 million, as compared to cash used in investing activities of $56.2 million during the same period last year. During the three months ended June 30, 2005, cash used in investing activities was primarily due to the net purchase of available-for-sale securities of $14.1 million, and purchases of property and equipment of $7.1 million. Cash used in investing activities for the three months ended June 30, 2004 was $56.2 million, primarily due to net purchases of available-for-sale short-term investments of $13.0 million and property and equipment, including the purchase of land and buildings, of $38.1 million. In April 2004, we completed the purchase of our current corporate headquarters for $37.7 million. Following the close of this purchase, we received a $3.5 million termination fee from an existing tenant.

Cash provided by financing activities during the three months ended June 30, 2005 was $15.1 million, as compared to $13.8 million during the same period last year. Cash provided by financing activities was due to proceeds received from the exercise of stock options. Our liquidity and capital resources in any period could be impacted by the exercise of outstanding stock options and cash proceeds upon exercise of these options and options reserved for future issuance under our stock option plans.

We expect that for the foreseeable future our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least June 30, 2006. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks of product returns; risks associated with investment in international sales operations; our ability to successfully contain our costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations.”

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At June 30, 2005, the net notional amount of forward contracts outstanding amounted to $80.5 million (see “Item 3—Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Other Matters Affecting Liquidity and Capital Resources

Contractual Obligations

We have summarized our significant financial contractual obligations as of March 31, 2005 in our Annual Report on Form 10-K for the year ended March 31, 2005. There have been no subsequent material changes outside of the ordinary course of business to our contractual obligations.

Other Commitments

Letters of Credit—We obtained letters of credit from financial institutions totaling $7.8 million as of June 30, 2005, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

Off-Balance-Sheet Arrangements

We do not have off-balance-sheet arrangements with unconsolidated entities or with related parties, nor do we use other forms to off-balance-sheet arrangements such as research and development arrangements. As of June 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock-Based Compensation Plans

Common Stock to Be Issued. At June 30, 2005, the Company had the following shares of its common stock available for future issuance upon the exercise of options under the Company’s stock option plans (the “Macromedia Plans”) (including both outstanding option grants as well as options available for future grants), under previous non-plan stock option grants and under the Company’s Employee Stock Purchase Plans (“ESPPs”) (in thousands):

Common Shares Available
Employee and director stock options under the Macromedia Plans	11,259
Non-plan employee stock options	1,172
ESPPs	1,479

13,910

The following table summarizes the stock option activity during the three months ended June 30, 2005 (shares in thousands):

	Number of Options	Weighted Average Exercise Price
Options outstanding as of March 31, 2005	13,182	$19.02
Granted	357	37.20
Exercised	(892)	16.92
Cancelled	(276)	17.93

Options outstanding as of June 30, 2005	12,371	$19.72

The following table summarizes information about Macromedia’s stock options outstanding as of June 30, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.77 – $ 5.21	5	1.97	$1.06	5	$1.06
$ 6.75 – $ 9.56	927	6.57	7.90	411	7.91
$10.54 – $13.91	2,497	6.98	12.82	1,511	12.98
$14.20 – $16.66	2,775	4.84	15.86	2,719	15.87
$17.19 – $20.90	2,781	8.16	19.09	964	19.24
$21.41 – $29.99	1,819	6.94	27.51	949	26.96
$30.56 – $45.31	1,512	9.16	35.23	168	33.38
$49.94 – $99.98	55	5.09	76.71	51	74.89

	12,371	6.98	$19.72	6,778	$17.64

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the application of GAAP requires management to make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates. In other instances, changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.

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

In addition to monitoring expected returns under stock rotation agreements, our channel management practices over our resellers are also intended to provide reasonable assurance that product inventory levels in the distribution channel, on a product-by-product basis, reflect anticipated demand for the respective products. In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our resellers in order to maintain inventory levels deemed by management to be appropriate. We generally provide a sales returns reserve to maintain channel inventory levels between four to six weeks of expected future sales by our first-tier and certain second tier resellers based on the criteria noted above. We make this estimate primarily based on channel inventory and sell-through information that we obtain principally from our first-tier resellers. At June 30, 2005, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

At June 30, 2005, our sales returns reserve totaled $3.7 million and included $1.0 million of requested and authorized returns by our resellers. During the three months ended June 30, 2005, product returns, consisting principally of stock rotation for stock balance purposes, totaled $1.8 million or 2% of net revenues as compared to the three months ended June 30, 2004 in which product returns, consisting principally of stock rotation for obsolete products, totaled $2.3 million or 2% of net revenues. This decrease in the level of product returns primarily reflects a decrease in inventory levels consistent with the stage of our product life cycles.

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

We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and reduce our reported net income. Our allowance for doubtful accounts amounted to $1.1 million, or 2% of gross accounts receivable, at June 30, 2005 and $1.1 million, or 2% of total gross accounts receivable, at March 31, 2005.

Distributors account for a significant portion of our net revenues and accounts receivable balances and comprise several individually large accounts. One of these distributors, Ingram Micro, Inc., represented 15% and 21% of consolidated net revenues during the three months ended June 30, 2005 and 2004, respectively, and 14% and 16% of our gross accounts receivable balances at June 30, 2005 and March 31, 2005, respectively. A second distributor, Tech Data Corporation, represented 12% and 11% of our consolidated net revenues during the three months ended June 30, 2005 and 2004, respectively, and 9% and 10% of our gross accounts receivable at June 30, 2005 and March 31, 2005, respectively. If the credit exposure associated with a large distributor relationship increased, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses related to any particular industry or geographic region.

Restructuring Accruals. In fiscal year 2005, we exited two facilities in Northern California in conjunction with the completion of our new corporate headquarters building in San Francisco, California, which enabled us to consolidate employees previously housed in leased facilities. We recorded $11.8 million in restructuring and related exit charges in connection with these activities, referred to as our “2005 Restructuring Plan,” in the fourth quarter of fiscal year 2005. Of the newly exited facilities, we have a remaining minimum lease obligation as of June 30, 2005, of $12.1 million which expires in December 2011. The new facility exit activities are primarily comprised of the net facility lease obligation for one facility recorded at fair market value determined using the net present value of future cash obligations net of estimated sublease income; a one time termination fee related to the exit of our previous corporate headquarters; and the write-off of related property and equipment, net partially offset by deferred rent and a deferred gain recorded in connection with a sale-leaseback of one of the exited facilities. In addition, we revised our estimates to our restructuring plan executed in fiscal year 2002, recording additional expense in fiscal year 2005 of $7.4 million. In fiscal year 2002, we executed a restructuring plan (the “2002 Plan”) to deliver cost synergies associated with our fiscal year 2001 acquisition of Allaire Corporation and to better align our cost structure with the weaker business environment which resulted in restructuring expenses totaling $81.8 million. Restructuring expenses related to our 2002 Plan primarily represented estimated future costs related to 22 facilities to either cancel or vacate approximately 450,000 square feet of facility space held under our operating leases as a result of staff reductions and demise and tenant improvement costs to sublease the facilities, net of deferred rent recorded for the facilities and, to a lesser extent, employee termination and severance costs.

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

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, available market data, information from third parties, such as real estate appraisers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control and include, among other things, future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts and Northern California. In addition, our restructuring estimates for facilities could be materially and adversely impacted by the financial condition of sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our Condensed Consolidated Balance Sheet at June 30, 2005. Our actual costs may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual, which will impact our operating results in future periods.

As of June 30, 2005, the restructuring accrual balance of $27.1 million primarily represented the contractual lease obligations of 5 facilities, the net present value of obligations related to a facility exited in fiscal year 2005, related estimated demise and tenant improvement costs to sublease these facilities in future periods, and contracted and estimated sublease income which offset the related lease obligations. The restructuring reserve also reflects net estimated common area maintenance and tax charges related to all restructured properties. As of June 30, 2005, future minimum gross lease obligations for our restructured facilities extending through fiscal 2011 amounted to $65.7 million, which will be offset by future sublease income of $33.5 million to be received under contractual sublease arrangements.

Estimated sublease income may be impacted by fluctuations in demand in the commercial real estate markets where we have significant operating lease obligations, notably the Newton, Massachusetts and San Francisco Bay Area, California commercial real estate markets. Accrued restructuring costs related to the Newton lease represented approximately 52% of our total restructuring accrual balance at June 30, 2005. Our Newton office space covers 348,000 square feet held under operating leases through June 2010, of which restructured facilities covers 268,000 square feet. At June 30, 2005, all 268,000 square feet designated restructured space was subleased. Existing subleases covering 54,000 square feet will expire prior to our lease obligation date at various dates commencing in April of 2006. In addition, we ceased use of our Redwood Shores, California facility in the fourth quarter of fiscal year 2005 resulting in an additional 53,000 square feet of vacant space for which we are obligated through December 2011. If market conditions deteriorate in either the Newton, Massachusetts or Northern California commercial real estate markets, we may be unable to find acceptable tenants at the rates or timing consistent with the assumptions used in estimating our restructuring accrual.

Income Taxes. In preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process also involves estimating the impact of additional taxes resulting from tax examinations, primarily in foreign jurisdictions. These examinations are often complex and can require several years to resolve.

Accruals for tax contingencies as prescribed under SFAS No. 5 Accounting for Contingencies require management to estimate the actual outcome of any such audits. Actual results could vary from these estimates.

Our provision for income taxes is also dependent upon our estimation of a deferred tax asset valuation allowance and the change in our net deferred tax asset balance at each balance sheet date as prescribed under SFAS No. 5. Significant judgment is used to determine the likelihood that we will realize our deferred tax assets in the future, and includes our ability to forecast future taxable income. An increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Stock-Based Compensation. We have elected to continue to account for our employee stock-based compensation plans using the intrinsic value method, as prescribed by Accounting Principles Board (“APB”) No. 25 Accounting for Stock Issued to Employees and interpretations thereof (collectively “APB 25”) versus the fair value method allowed by SFAS No. 123 Accounting for Stock-Based Compensation.

As described further below under “Recent Accounting Standards,” the FASB recently issued SFAS No. 123R (Revised 2004) Share-Based Payment: Amendment of FASB Statement No. 123. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock, restricted stock units, and stock appreciation rights. Effective April 1, 2006, SFAS No. 123R will require us to expense the fair value of these awards as compensation expense. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. In determining the fair value of our share based payment awards, which include employee stock purchase plan and stock options, we use the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and a change in our assumptions could materially affect the fair value estimate, and thus the total calculated costs associated with the grant of stock options or issuance of stock under employee stock purchase plans. As a result, pro forma disclosures may not necessarily be representative of future, expected results. We are currently evaluating the impact that adopting SFAS No. 123R will have on our Consolidated Financial Statements and expect that adoption will result in a significant increase in operating expense.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95 which requires us to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. SFAS No.123R is effective for annual periods beginning after December 31, 2005 (the quarter ended June 30, 2006 for Macromedia, Inc.). Companies adopting the new requirements are likely to reexamine their valuation methods and the support for the assumptions that underlie the valuation of the awards. Many are also likely to carefully examine their share-based compensation programs. SFAS No. 123R establishes accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. It carries forward prior guidance on accounting for awards to non-employees. We are currently evaluating the impact that adopting SFAS No. 123R will have on our Condensed Consolidated Financial Statements and expect that adoption will result in a significant increase in operating expense.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also 1) redefines restatement as the revising of previously issued financial statements to reflect the correction of an error and 2) requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 in the three months ended June 30, 2005. Adoption of SFAS No. 154 had no impact on the Company’s financial statements.

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

The American Jobs Creation Act (“AJCA”) was signed into law on October 22, 2004. This act introduced a limited time 85% dividend received deduction on repatriation of certain foreign earnings. This deduction would result in an approximate federal income tax rate of 5.25% on the repatriated earnings. On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, which allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us. We expect to complete such evaluation before the end of fiscal year 2006. The range of possible amounts that we are considering for repatriation in fiscal year 2006 under this provision is between zero and $120.0 million. The potential range of related income tax expense is between zero and $13.0 million.

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

On April 17, 2005, we entered into a definitive merger agreement with Adobe. Consummation of the merger is subject to customary closing conditions, regulatory approvals, including antitrust approvals, and approval by the stockholders of Adobe and Macromedia, respectively. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not consummated:

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

In connection with the merger, we have filed a joint proxy statement/prospectus with the SEC announcing the special meeting of stockholders on August 24, 2005 that we will hold to enable our stockholders to vote to adopt the merger agreement. The joint proxy statement/prospectus is being sent to all our stockholders and will contain important information about Macromedia, Adobe, the merger, risks relating to the merger and the combined company, and related matters. We strongly encourage our stockholders to read this joint proxy statement/prospectus.

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

If our product and version releases are not successful, our results of operations could be materially and adversely affected—A substantial portion of our revenues is derived from license sales of new software products and new versions of existing software products. The success of new products and new versions of existing products, including the planned release in our second quarter in fiscal year 2006 of our next generation MX products, depends on the timing, market acceptance and performance of new products or new versions of existing products. In the past we have experienced delays in the development of new products and enhancement of existing products and such delays may occur in the future. If we are unable, due to resource constraints or technological reasons, to develop and introduce products in a timely manner, our results of operations could be materially and adversely affected, including, in particular, our quarterly results. In addition, market acceptance of our new product or version releases will be dependent on our ability to include functionality and usability in such releases that address the requirements of customer demographics with which we may have limited prior experience. We must continue to update our existing products and services to keep them current with changing technology, competitive offerings and consumer preferences and must continue to develop new products and services to take advantage of new technologies that could otherwise render our existing products, or existing versions of such products, obsolete. Furthermore, our new product or version releases may contain undetected errors or “bugs,” which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, such releases may not effectively guard against harmful or disruptive codes, including “virus” codes, new versions of which appear periodically, which may target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of market share, diversion of development resources, injury to our reputation and the reputation of our products, or damage to our efforts to build positive brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition. If we do not ship new products or new versions of our existing products as planned, including the planned release of our next generation MX products in the second quarter of fiscal year 2006, or if new product or version releases do not achieve adequate market acceptance, if new products or version releases fail to perform properly, or if we are unsuccessful in penetrating our Business User and Consumer markets, our results of operations could be materially and adversely affected.

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

We face risks associated with international operations—Net revenues outside of North America accounted for approximately 46% and 44% of our consolidated net revenues during the three months ended June 30, 2005 and 2004, respectively. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products and in some cases, to translate them into foreign languages. We have and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. In addition, we also are expanding our own research, development, and quality assurance capabilities through the Company’s subsidiary in India. International business and operations are subject to a number of unique risks, including, but not limited to:

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At June 30, 2005, the net notional amount of forward contracts outstanding in U.S. dollars using the spot exchange rates in effect at June 30, 2005 was $80.5 million. However, there can be no assurance that such contracts will adequately manage our exposure to currency fluctuations in the long-term, as the average maturity of these foreign exchange forward contracts is less than twelve months.

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

Failure to maintain an effective system of internal controls could harm our business—Designing and maintaining effective internal control over financial reporting is expensive and requires considerable attention from management, employees, and expert outside advisers. Internal controls, however well-designed and operated, cannot provide any absolute assurance that the objectives of the controls will be met. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we and our independent registered public accounting firm periodically certify the adequacy of our internal control over financial reporting. This requirement became applicable to the Company on March 31, 2005. At March 31, 2005, we identified a material weakness in our internal controls over income taxes as part of the Section 404 certification process. This deficiency, for which we have taken remediation measures, or any actual failure of our internal controls, could harm the financial position of our business, reduce investor confidence in the Company, cause a decline in the market price for our common stock, and subject the Company to costly litigation.

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

Our operating results are dependent, in part, on our distribution channels—A substantial portion of our net revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, hardware and software superstores, retail dealers and OEMs. Although historically we have not experienced any material problems with our distribution channels, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. Our ability to effectively distribute products depends in part upon the financial and business conditions of our distribution channels. Two distributors represented over 10% of the net revenues and/or gross account receivables in the periods presented in the table below:

	% of Net Revenues		% of Gross Accounts Receivable
	Three Months Ended June 30,		June 30,	March 31,
	2005	2004	2005	2005
Distributor:
Ingram Micro, Inc.	15%	21%	14%	16%
Tech Data Corporation	12%	11%	9%	10%

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

Legislative actions may cause our operating expenses to increase—The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC and the NASDAQ stock market impose new duties on us and our executives, directors, attorneys and independent auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASDAQ stock market, we have hired additional personnel and are utilizing additional outside legal, accounting and other advisory services. Should the actual cost of compliance materially exceed amounts currently estimated by management, such additional costs could materially increase our operating expenses and adversely affect our results of operations.

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

Changes in the interpretation of generally accepted accounting principles in the United States of America (“GAAP”) may affect our reported results—We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. Of particular significance are GAAP relating to the accounting treatment of employee stock options and the recognition of revenue in software licensing transactions. A change in these principles, and in particular the changes in GAAP to require the future expensing of the fair value calculated for stock options promulgated by SFAS No. 123R, could have a significant effect on our reported results and may affect the reporting of transactions completed prior to the announcement of a change.

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

Cash Flow Hedging. We designate and document foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, we apply hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in the fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in accumulated other comprehensive income (loss) (“AOCI”). We record any ineffective portion of the hedging instruments, which was immaterial during the three months ended June 30, 2005 and 2004, in Other income (expense) on our Condensed Consolidated Statements of Income. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to Other income (expense) at that time. All values reported in AOCI at June 30, 2005 will be reclassified to earnings in twelve months or less. At June 30, 2005, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging. We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in Other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At June 30, 2005, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

Our outstanding net foreign exchange forward contracts at June 30, 2005 are presented in the table below. This table presents the net notional amount in U.S. dollars using the spot exchange rates in effect at June 30, 2005 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount in US dollars	Weighted Average Forward Rates
	(In million)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. dollar/pay EUR)	$30.9	1.29
Japanese Yen (“YEN”) (contracts to receive U.S. dollar/pay YEN)	10.9	103.16
British Pound (“GBP”) (contracts to receive U.S. dollar /pay GBP)	7.3	1.85

Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. dollar/pay EUR)	$15.3	1.24
Japanese Yen (“YEN”) (contracts to receive U.S. dollar/pay YEN)	8.3	106.47
British Pound (“GBP”) (contracts to receive U.S. dollar /pay GBP)	7.8	1.82

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2005.

Remediation of Material Weakness

As discussed in our Annual Report on Form 10-K for the year ended March 31, 2005, management identified a material weakness in our internal control over financial reporting with respect to the Company’s policies and procedures applicable to management’s oversight and review of the Company’s accounting for income taxes. This lack of adequate management oversight and review resulted in errors in the Company’s income tax expense and the corresponding deferred tax assets and liabilities in the Company’s preliminary fiscal 2005 consolidated financial statements. These errors were corrected in the March 31, 2005 consolidated financial statements prior to being filed with the SEC. Since management’s identification of the material weakness at March 31, 2005, we have taken the following steps to improve our internal controls over financial reporting related to income taxes:

•	Enhanced our internal tax department resources by adding qualified tax professionals to assist in the preparation and review of our quarterly income tax provision;

•	Engaged Ernst & Young LLP, a global professional services firm, to supplement the level of review over the quarterly income tax provision; and

•	Continued to formalize and enhance existing processes, procedures and documentation standards relating to our income tax provisions.

We believe we have taken steps necessary to effectively remediate the material weakness relating to the adequacy of management oversight and review of the Company’s accounting for income taxes. However, certain of the corrective processes and procedures relate to annual controls that cannot be tested until the preparation of our fiscal year 2006 annual income tax provision. Accordingly, we will continue to monitor the effectiveness of our internal controls over financial reporting relating to the accounting for income taxes and may make further changes as deemed appropriate by management.

Changes in Internal Control Over Financial Reporting

Other than the remediations discussed above, there have been no further changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

From time to time, in addition to the Dufresne Matter, Macromedia is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relation matters. As of the time of this Quarterly Report, there were no material pending legal proceedings other than the Dufresne Matter, and other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our property is subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposals were submitted to a vote of, and adopted by, stockholders at the Annual Meeting of Stockholders held on July 18, 2005:

1. Proposal to elect ten directors for one-year terms. The vote tabulations were as follows:

Director	Vote	Withheld
Robert K. Burgess	60,268,741	1,651,751
Charles M. Boesenberg	61,142,135	778,357
Stephen A. Elop	60,290,817	1,629,675
John (Ian) Giffen	58,501,611	3,418,881
Steven Gomo	61,203,410	717,082
William H. Harris, Jr.	60,608,999	1,311,493
Donald L. Lucas	58,216,081	3,704,411
Elizabeth A. Nelson	58,548,041	3,372,451
Timothy O’Reilly	60,596,987	1,323,505
William B. Welty	60,162,037	1,758,455

2. Proposal to amend the Company’s 2002 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance under the plan by 1,500,000 shares and to make certain other amendments to the terms of the plan by a vote of 39,006,044 for and 10,468,706 against with 74,339 abstentions and 12,371,403 broker non-votes.

3. Proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm to perform the audit of Macromedia’s financial statements for fiscal year 2006 by a vote of 61,030,165 for and 821,019 against with 69,308 abstentions and no broker non-votes.

Item 5.	Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved each quarter of fiscal year 2005 by our Audit Committee to be performed by KPMG LLP, our external auditor. During the quarter ended June 30, 2005, the Audit Committee approved the following non-audit services anticipated to be performed by KPMG LLP: international executive tax assistance and tax consulting services.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith
10.1	Macromedia, Inc. FY 2006 Executive Incentive Plan			X

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2005	MACROMEDIA, INC.

	By:	/s/ ELIZABETH A. NELSON
Elizabeth A. Nelson
Executive Vice President, Chief Financial Officer and Corporate Secretary