Form 10-Q
period 2005-09-30
MACROMEDIA INC
filed 2005-11-09
CIK 913949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 79.4 million shares of Common Stock, $0.001 par value per common share, outstanding on November 4, 2005 including 1.8 million shares held in treasury.

MACROMEDIA, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$134,083	$106,854
Short-term investments	307,478	271,424
Accounts receivable, net	76,205	57,582
Prepaid expenses and other current assets	31,219	23,674

Total current assets	548,985	459,534
Property and equipment, net	106,453	109,509
Goodwill	227,104	226,937
Purchased and other intangible assets, net	13,182	13,864
Deferred income taxes	23,891	22,272
Other assets	11,859	11,765

Total assets	$931,474	$843,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,105	$5,355
Accrued payroll and related liabilities	26,879	25,485
Other accrued liabilities	37,922	35,736
Income taxes payable	22,080	21,849
Accrued restructuring	7,594	9,151
Deferred revenues	54,435	42,604

Total current liabilities	154,015	140,180

Other liabilities, non-current:
Accrued restructuring	18,695	20,171
Deferred revenues	9,996	9,413
Other liabilities	4,995	3,870

Total liabilities	187,701	173,634

Commitment and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per preferred share: 5,000 shares authorized, no shares issued and outstanding as of September 30, 2005 and March 31, 2005	—	—
Common stock, par value $0.001 per common share: 200,000 shares authorized, 78,469 and 76,812 shares issued as of September 30, 2005 and March 31, 2005, respectively	77	77
Treasury stock, at cost: 1,836 shares as of September 30, 2005 and March 31, 2005	(33,649)	(33,649)
Additional paid-in capital	992,961	958,937
Deferred stock compensation	(7,702)	(8,879)
Accumulated other comprehensive income (loss)	408	(2,361)
Accumulated deficit	(208,322)	(243,878)

Total stockholders’ equity	743,773	670,247

Total liabilities and stockholders’ equity	$931,474	$843,881

See accompanying Notes to Condensed Consolidated Financial Statements.

MACROMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$127,884	$107,924	$244,705	$211,478
Cost of revenues:
Cost of net revenues	9,868	7,538	17,831	15,012
Amortization of acquired developed technology	744	744	1,488	1,488

Total cost of revenues	10,612	8,282	19,319	16,500

Gross profit	117,272	99,642	225,386	194,978

Operating expenses:
Sales and marketing	48,742	44,733	97,735	88,825
Research and development	26,120	25,100	50,296	48,818
General and administrative	13,433	10,812	28,814	21,961
Amortization of intangible assets	188	242	376	483
Restructuring and other	1,435	—	1,435	—
Merger-related expenses	3,003	—	7,254	—

Total operating expenses	92,921	80,887	185,910	160,087

Operating income	24,351	18,755	39,476	34,891

Other income (expense):
Interest income, net	3,487	1,113	6,183	2,054
Other, net	327	(102)	935	(64)

Total other income	3,814	1,011	7,118	1,990

Income before income taxes	28,165	19,766	46,594	36,881
Provision for income taxes	(7,830)	(5,300)	(11,038)	(9,453)

Net income	$20,335	$14,466	$35,556	$27,428

Net income per common share:
Basic	$0.27	$0.21	$0.47	$0.40
Diluted	$0.25	$0.20	$0.43	$0.37
Weighted average common shares outstanding used in net income per common share calculation:
Basic	76,000	69,510	75,960	69,140
Diluted	81,960	73,480	82,340	73,790

See accompanying Notes to Condensed Consolidated Financial Statements.

MACROMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$35,556	$27,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,268	12,135
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(18,482)	(15,123)
Prepaid expenses and other assets	(3,822)	(2,198)
Accounts payable and other liabilities	7,572	9,027
Accrued restructuring	(3,033)	(3,872)
Deferred revenues	12,398	5,890

Net cash provided by operating activities	43,457	33,287

Cash flows from investing activities:
Purchases of available-for-sale short-term investments	(164,531)	(111,784)
Proceeds from sales and maturities of available-for-sale short-term investments	127,653	84,693
Purchases of property and equipment	(9,401)	(43,682)
Decrease (increase) in restricted cash related to acquisitions and other, net	525	(1,517)
Other, net	(2,963)	(4,066)

Net cash used in investing activities	(48,717)	(76,356)

Cash flows from financing activities:
Proceeds from issuance of common stock	32,489	19,914

Net cash provided by financing activities	32,489	19,914

Net increase (decrease) in cash and cash equivalents	27,229	(23,155)
Cash and cash equivalents, beginning of period	106,854	159,173

Cash and cash equivalents, end of period	$134,083	$136,018

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation—The Condensed Consolidated Financial Statements include all domestic and foreign subsidiaries that are more than 50% owned. Macromedia is not involved with any variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Consolidation of Variable Interest Entities. All significant intercompany transactions and balances have been eliminated. Macromedia has prepared the accompanying Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial information reflects all adjustments which are, in the opinion of management, necessary to fairly present in all material respects the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the periods presented. Such adjustments are normal and recurring except as otherwise noted.

These Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Macromedia’s annual report on Form 10-K for the fiscal year ended March 31, 2005. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results for the fiscal year ending March 31, 2006 or any other future periods.

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

Revenues recognized from software licenses are recognized upon shipment provided that persuasive evidence of an arrangement exists, collection of the resulting receivables is deemed probable and the payment terms are fixed or determinable and the arrangement does not involve services that are essential to the functionality of the software. The Company also maintains allowances for anticipated product returns and rebates to distributors. Revenues from consulting, training and other services are generally recognized as the services are performed. When software licenses are sold together with services, revenues are allocated to each element of the arrangement based on the relative fair values of the elements, such as software licenses, maintenance, support and training.

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

Fees from volume licenses are recognized as revenues upon shipment provided that all significant obligations have been met, persuasive evidence of an arrangement exists, fees are fixed or determinable, collection is probable and the arrangement does not involve services that are essential to the functionality of the software. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment for and acceptance of the licenses is not dependent upon the performance of consulting services. Revenues from maintenance and support are recognized on a straight-line basis over the term of the contract.

During periods of product transition when upgraded versions of existing products are being introduced and released for commercial shipment, the Company provides eligible end user customers who purchased the older product version during a specified time frame the right to receive the upgrade version of the licensed product at no additional charge. The Company also offers certain discount rights to existing users to encourage their migration to other Macromedia products. To the extent that such transactions are multiple-element arrangements, the Company defers revenue equal to the fair value of the specified upgrade or discount right, reduced by the estimated percentage of customers who will not exercise the discount right in the specified time period. Estimates of customers not exercising the discount right are based upon historical analyses. The actual percentage of customers not exercising the discount right has been materially consistent with our estimates.

As part of the Company’s revenue recognition practices, a sales returns reserve for stock rotation and other return-right privileges contained in agreements with resellers has been established. Product returns are recorded as a reduction of net revenues. In addition, the Company’s channel management practices over its resellers are also intended to provide reasonable assurance that product inventory levels in the distribution channel, on a product-by-product basis, reflect anticipated demand for the respective products. In assessing the appropriateness of product inventory levels held by its resellers and the impact on potential product returns, the Company may limit sales to its resellers in order to maintain inventory levels deemed by management to be appropriate. The Company generally provides a sales returns reserve to maintain channel inventory levels between four to six weeks of expected future sales by its first-tier and certain second tier resellers. At September 30, 2005, channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

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

Pursuant to SFAS No. 123, the Company is required to disclose the pro forma effects of stock-based compensation on net income and net income per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined with the fair value approach in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share during the periods indicated below would have been (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$20,335	$14,466	$35,556	$27,428
Stock-based compensation costs, net of $0 taxes, included in the determination of net income as reported	654	—	1,177	—
Stock-based compensation costs, net of taxes of $0, that would have been included in the determination of net income had the fair value-based method been applied to all awards	(8,085)	(11,039)	(16,023)	(29,856)

Pro forma net income (loss)	$12,904	$3,427	$20,710	$(2,428)

Basic net income (loss) per common share:
As reported	$0.27	$0.21	$0.47	$0.40
Pro forma	$0.17	$0.05	$0.27	$(0.04)
Diluted net income (loss) per common share:
As reported	$0.25	$0.20	$0.43	$0.37
Pro forma	$0.16	$0.05	$0.25	$(0.04)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The fair value of the Company’s stock options granted under its stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for grants during the three and six months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Weighted average risk free rate – stock option plans	4.11%	3.49%	4.02%	3.54%
Weighted average risk free rate – ESPP	3.61%	1.90%	3.61%	1.90%
Expected life of employee and director stock options (years)	3.6	4.5	3.7	4.5
Expected life of ESPP (years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility – stock option plans	56%	75%	57%	76%
Expected volatility – ESPP	37%	59%	37%	59%
Expected dividend yield	0%	0%	0%	0%

Using the Black-Scholes option-pricing model and the above assumptions, the weighted average fair value of Macromedia stock options granted during the three months ended September 30, 2005 and 2004 was $16.62 and $11.94, respectively. The weighted average fair value of Macromedia stock options granted during the six months ended September 30, 2005 and 2004 was $17.06 and $12.24, respectively. In periods in which employees enroll in the Company’s Employee Stock Purchase Plans (“ESPPs”), the fair value of shares to be issued under these ESPPs is also calculated. Employees are only allowed to enroll in the Company’s 2003 Employee Stock Purchase Plan in February and August. During the three months ended September 30, 2005 and 2004, the weighted average fair value of purchase rights granted under the ESPPs was $11.57 per right, respectively.

Other Significant Accounting Policies. For all other significant accounting policies, refer to the Company’s Form 10-K for the year ended March 31, 2005.

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

On August 24, 2005, Macromedia and Adobe held special meetings of their respective stockholders in connection with the Merger Agreement. At these special meetings, the stockholders of both Macromedia and Adobe approved the Merger Agreement.

Consummation of the Merger remains pending subject to customary closing conditions and regulatory approvals, including antitrust approvals in certain European jurisdictions. On October 13, 2005, the Merger received clearance from the U.S. Department of Justice. The Merger is expected to close in the Fall of calendar year 2005 (specifically late November or December) but may not be completed if any of the conditions are not satisfied or waived. Unless otherwise indicated, the discussions in this document relate to Macromedia as a standalone entity and do not reflect the impact of the proposed merger with Adobe.

For additional information regarding the Merger, please refer to Amendment No. 1 to the Form S-4 (File No. 333-126163), which contains the joint proxy statement/prospectus filed by Adobe on July 20, 2005 in connection with the Merger.

The Company has incurred merger-related expenses associated with its pending merger with Adobe. Merger-related expenses totaled $3.0 million and $7.3 million in the three and six months ended September 30, 2005 and were principally comprised of legal, investment banking, filing and accounting fees.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2005	March 31, 2005
Accounts receivable	$62,021	$54,569
Unbilled receivables	15,605	4,115

	77,626	58,684
Allowance for doubtful accounts	(1,421)	(1,102)

Net Accounts Receivable	$76,205	$57,582

Unbilled receivables reflect unbilled customer balances arising when criteria meeting our revenue recognition requirements are met but are not currently due under the terms of the contracts.

5. Purchased and Other Intangible Assets

At September 30, 2005 and March 31, 2005, purchased and other intangible assets consisted of the following (in thousands):

	September 30, 2005			March 31, 2005
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Acquired developed technology	$12,294	$(6,855)	$5,439	$12,294	$(5,367)	$6,927
Purchased technology	7,733	(3,751)	3,982	6,958	(3,085)	3,873
Localization	3,365	(1,486)	1,879	5,510	(4,527)	983
Acquired trade names, trademarks, patents and other intangible assets	5,892	(4,010)	1,882	5,608	(3,527)	2,081

	$29,284	$(16,102)	$13,182	$30,370	$(16,506)	$13,864

The net book value of the Company’s purchased and other intangible assets and their estimated remaining useful lives at September 30, 2005 are (in thousands):

	Net Book Value	Weighted Average Estimated Remaining Useful Life
Acquired developed technology	$5,439	26 months
Purchased technology	3,982	29 months
Localization	1,879	21 months
Acquired trade names, trademarks, patents and other intangible assets	1,882	24 months

	$13,182

The following table depicts the Company’s estimated future amortization charges with respect to amortizable Purchased and other intangible assets at September 30, 2005 (in thousands):

Estimated Amortization Expense
Six months ending March 31, 2006	$3,582
Fiscal year ending March 31, 2007	5,711
Fiscal year ending March 31, 2008	3,587
Fiscal year ending March 31, 2009	302

Total	$13,182

6. Restructuring

Fiscal 2005 Restructuring Plan

In the fourth quarter of fiscal year 2005, the Company exited two facilities in Northern California in conjunction with the completion of its new corporate headquarters building in San Francisco, California which enabled the Company to consolidate employees previously located in leased facilities. As a result, the Company recorded $11.8 million in restructuring and facility related exit charges in fiscal year 2005.

In the second quarter of fiscal year 2006, the Company entered into an agreement with a new subtenant in one of the Company’s restructured spaces in Redwood Shores, California with terms less favorable than those previously estimated. In addition, the Company revised estimates relating to a restructured space in San Diego, California, increasing the estimated time to occupy the space. As a result, the Company recorded a charge to adjust its 2005 Restructuring Plan of approximately $1.9 million in the second quarter of fiscal year 2006.

The rollforward of the accrued restructuring liability related to facility and exit charges initiated in fiscal year 2005 is presented below (in thousands):

	Facility Consolidation	Asset Write-offs	Total
Fiscal 2005 Restructuring reserve:
Facility restructuring and other exit charges	$10,149	$1,674	$11,823
Cash payments	(2,412)	—	(2,412)
Non-cash credits (charges)	3,608	(1,674)	1,934

Accrued restructuring liabilities at March 31, 2005	11,345	—	11,345
Fiscal 2006 activity:
Adjustments to estimated liability	1,881	—	1,881
Cash payments	(1,703)	—	(1,703)
Accreted interest*	226	—	226

Accrued restructuring liabilities at September 30, 2005	$11,749	$—	$11,749

*	Accreted interest is recorded in general and administrative expenses.

Fiscal 2002 Restructuring Plan

In fiscal year 2002, the Company executed a restructuring plan to deliver cost synergies associated with its fiscal year 2001 acquisition of Allaire Corporation and to better align its cost structure with the weaker business environment. Restructuring expenses associated with facilities primarily represented estimated future costs related to approximately 22 facilities to either cancel or vacate approximately 450,000 square feet of space held under the Company’s operating leases at the time of the restructuring and, to a lesser extent, employee termination and severance costs.

In the fourth quarter of fiscal year 2005, an evaluation of market conditions and the Company’s actual sublease activity in its Newton, Massachusetts facility indicated that adjustments to the Company’s reserve estimates were warranted. Specifically, following lease negotiations with a new subtenant in the Company’s restructured space, the Company revised estimated, sublease income to reflect lower expected future rental rates based on an analysis of current and anticipated lease rates. As a result, the Company recorded an additional charge to its Fiscal 2002 Restructuring Plan of approximately $7.1 million in the fourth quarter of fiscal year 2005.

In the second quarter of fiscal year 2006, the Company revised its estimates to its Fiscal 2002 Restructuring Plan, decreasing the reserve by $0.4 million, primarily due to a reduction in estimated common area maintenance charges.

The rollforward of the accrued restructuring liability related to facility and exit charges initiated in fiscal year 2002 is presented below (in thousands):

	Facility Consolidation	Asset Write-offs	Severance and Other	Total
Total Fiscal 2002 facility restructuring and other charges recorded in 2002	$48,996	$24,303	$8,521	$81,820
Activity through March 31, 2005:
Adjustments and additional charges	7,085	264	—	7,349
Cash payments	(39,288)	—	(8,327)	(47,615)
Non-cash credits (charges)	1,184	(24,567)	(194)	(23,577)

Accrued restructuring liabilities at March 31, 2005	17,977	—	—	17,977

Fiscal 2006 activity:
Adjustments to estimated liability	(446)	—	—	(446)
Cash payments	(2,991)	—	—	(2,991)

Accrued restructuring liabilities at September 30, 2005	$14,540	$—	$—	$14,540

The Company expects to make future facility rent payments, net of sublease income, on its lease obligations for its restructured facilities under its 2002 and 2005 Restructuring Plans through the end of its lease obligation periods. These net payments will be recorded as a reduction to the Company’s restructuring accrual. As of September 30, 2005, the restructuring accrual balance of $26.3 million primarily represented the contractual lease obligations of 5 facilities as well as related estimated demise and tenant improvement costs to sublease these facilities in future periods, net of contracted and estimated sublease income. As of September 30, 2005, future minimum gross lease obligations for the Company’s restructured facilities extending through fiscal 2011 amounted to $61.8 million, which will be offset by future sublease income of $36.9 million to be received under contractual sublease arrangements.

7. Foreign Currency Forward Contracts

The Company sells its products internationally in U.S. dollars and certain foreign currencies, primarily the Euro, Japanese Yen and British Pound. The Company regularly enters into foreign exchange forward contracts to offset the impact of currency fluctuations on certain foreign currency revenues and operating expenses as well as subsequent receivables and payables. At September 30, 2005, the net notional amount of forward contracts outstanding in U.S. dollars using the spot exchange rates in effect at September 30, 2005 amounted to $68.7 million. Management’s strategy is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates.

Cash Flow Hedging. The Company designates and documents foreign exchange forward contracts related to forecasted transactions as cash flow hedges and applies hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in Accumulated other comprehensive income (“AOCI”). The Company records any ineffective portion of the hedging instruments in Other income on its Condensed Consolidated Statements of Income, which was not material during the three and six months ended September 30, 2005 and 2004. When the underlying forecasted transactions occur and impact earnings, the related gains or losses on the cash flow hedge are reclassified from AOCI to revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gains or losses on the related cash flow hedges would be reclassified from AOCI to Other income at that time. All values reported in AOCI at September 30, 2005 will be reclassified to operations in twelve months or less. At September 30, 2005, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

The following table depicts cash flow hedge accounting activity as a component of AOCI in the six months ended September 30, 2005 (in thousands):

AOCI at March 31, 2005 related to hedging activity	$(459)
Net gain on cash flow hedges	2,653
Reclassifications to net revenues	295
Reclassifications to operating expenses	17

AOCI at September 30, 2005 related to hedging activity	$2,506

The strengthening of the U.S. Dollar as compared to the Euro, Japanese Yen and British Pound between March 31, 2005 and September 30, 2005 has resulted in net gains on forward contracts currently held to hedge forecasted revenues and operating expenses.

Balance Sheet Hedging. The Company manages its foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded as a component of Other income (expense) on its Condensed Consolidated Statements of Income. These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At September 30, 2005, the Company’s outstanding balance sheet hedging derivatives had maturities of twelve months or less.

8. Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on short-term investments classified as available-for-sale and unrealized gains and losses associated with the Company’s cash flow hedges. The following table sets forth the calculation of comprehensive income, net of tax (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$20,335	$14,466	$35,556	$27,428
Unrealized loss on short-term investments, net of tax of $0	(834)	(224)	(196)	(925)
Unrealized gain (loss) from cash flow hedges, net of tax of $0	121	(697)	2,965	(312)

Comprehensive income	$19,622	$13,545	$38,325	$26,191

9. Net Income Per Common Share

Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are composed of incremental common shares issuable upon the exercise of stock options and the Company’s 2003 ESPP. In August 2005, employees purchased 261,000 shares of common stock for $4.5 million under the Company’s 2003 ESPP.

The following table sets forth the reconciliation of the numerator and denominator used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$20,335	$14,466	$35,556	$27,428

Denominator:
Basic weighted average number of common shares outstanding	76,000	69,510	75,960	69,140
Effect of dilutive potential common shares resulting from stock options and ESPP and restricted shares	5,960	3,970	6,380	4,650

Diluted weighted average number of common shares outstanding	81,960	73,480	82,340	73,790

Basic net income per common share	$0.27	$0.21	$0.47	$0.40

Diluted net income per common share	$0.25	$0.20	$0.43	$0.37

The table below presents stock options that are excluded from the diluted net income per common share computation because the exercise prices of the options were greater than the average market price of the Company’s common stock for the following periods and, therefore, their effects would be anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Antidilutive options – weighted average shares	304	2,207	204	1,737
Weighted average exercise price of antidilutive options	$47.05	$27.07	$50.41	$28.88
Average fair value of the Company’s common stock during the period	$37.95	$19.98	$38.84	$21.07

At September 30, 2005, the Company had 1.8 million shares of its common stock, which were previously repurchased on the open market, classified as treasury stock. These shares are recorded at cost and are shown as a reduction of stockholders’ equity.

10. Commitments and Contingencies

Macromedia’s principal commitments at September 30, 2005 consisted of obligations under operating leases for facilities, purchase commitments and letter of credit arrangements.

Operating Leases. The Company leases office space and certain equipment under operating leases, some of which contain renewal and purchase options. In addition, the Company subleases certain office space that is not currently occupied by the Company. For certain of these operating leases, the Company entered into agreements to indemnify lessors against certain additional costs through the term of the lease. To date, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in its Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

Letters of Credit. The Company has obtained letters of credit from financial institutions totaling approximately $6.3 million as of September 30, 2005 and $7.8 million as of March 31, 2005, in lieu of security deposits for leased office space. No amounts have been drawn against the letters of credit.

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

In addition, from time to time, Macromedia is involved in various disputes and litigation matters that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, distribution arrangements and employee relation matters. As of the time of this Quarterly Report, there were no material pending legal proceedings other than the Dufresne Matter, and other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries are a party or of which any of the Company’s property is subject. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome will have a material adverse effect on the Company’s consolidated financial position, although results of operations or cash flows could be affected in a particular period.

Intellectual Property Indemnification Obligations. The terms of the Company’s distribution agreements with its first-tier distributors, including OEMs, and its license agreements with enterprise customers, generally provide for a limited indemnification of such distributors and customers against losses, expenses and liabilities arising from third-party claims based on alleged infringement by the Company’s products of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for, such indemnification obligations and generally include a right to replace an infringing product. To date, the Company has not had to reimburse any of our distributors and customers for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with the Company’s distributors and customers, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

11. Segment Reporting and Significant Customers

At September 30, 2005, the Company operated in one business segment, the Software segment. The Company’s Software segment provides software that empowers both technical and non-technical individuals to create effective user experiences on the Internet.

The Company has aligned its net product revenues into three main categories identified by the markets that they serve: Designer and Developer, Business User, and Consumer. In addition, Other is comprised of miscellaneous fees, including freight and training. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on net revenues and total operating expenses of the Software segment.

Net revenues by market during the three and six months ended September 30, 2005 and 2004 are disclosed in the following table (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net Revenues:
Designer and Developer	$96,001	$86,559	$181,363	$171,551
Business User	16,938	11,433	33,867	22,276
Consumer	13,135	8,148	26,060	14,676
Other	1,810	1,784	3,415	2,975

Total	$127,884	$107,924	$244,705	$211,478

Distributors account for a significant portion of the Company’s net revenues and accounts receivable balance and comprise several individually large accounts. The following table sets forth the information about two of the Company’s distributors:

	% of Net Revenues				% of Gross Accounts Receivable
	Three Months Ended September 30,		Six Months Ended September 30,		September 30, 2005	March 31, 2005
	2005	2004	2005	2004
Distributor:
Ingram Micro, Inc.	18%	22%	17%	21%	18%	16%
Tech Data Corporation	13%	13%	12%	12%	11%	10%

12. Income Taxes

During the second quarter of fiscal year 2006, the Company completed its evaluation of the repatriation provisions of the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company made a determination for a planned repatriation of up to $65 million under this provision.

The Company’s income tax provision for the second quarter of fiscal year 2006 includes $4.6 million related to the planned repatriation of certain foreign earnings. The planned repatriation of certain foreign earnings is expected to occur during the last half of fiscal year 2006. The Company will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines.

At September 30, 2005, the Company had available federal and state net operating loss carryforwards of approximately $590 million and $476 million, respectively. The Company also had unused research credit carryforwards of approximately $29 million and $30 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire in fiscal year 2006 through 2026. The California research credits may be carried forward indefinitely.

13. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which requires the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (the “SEC”) announced that the accounting provisions of SFAS 123R are effective at the beginning of a company’s next fiscal year that begins after June 15, 2005 (the quarter ending June 30, 2006 for Macromedia, Inc.). Companies adopting the new requirements are likely to reexamine their valuation methods and the support for the assumptions that underlie their valuation of the awards. The Company believes that many companies are also likely to carefully examine their share-based-payment programs. SFAS No. 123R establishes accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans. This standard carries forward prior guidance on accounting for awards to non-employees. Although the Company has not yet determined the transition method or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated statements of income and net income per share.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also 1) redefines restatement as the revising of previously issued financial statements to reflect the correction of an error and 2) requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the impact of adopting SFAS No. 154 and does not believe adoption will have a material impact on the Company’s financial statements.

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In November 2005, the FASB issued Staff Position SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF 03-1. The Company is evaluating the impact, if any, FSP 115-1 and 124-1 will have on its financial position and results of operations.

In December 2004, the FASB issued Staff Position SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, (“FSP 109-1”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). Companies that qualify for the AJCA’s deduction for domestic production activities must account for it as a special deduction under Statement 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return, according to FSP 109-1 starting in the second quarter of fiscal year 2006, the Company adopted the accounting and disclosure requirements as outlined in FSP 109-1. The Company is following the requirements of FSP 109-1. The FASB’s guidance did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, which allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The ACJA introduced a limited time 85% dividend received deduction on repatriation of certain foreign earnings. This deduction would result in an approximate federal income tax rate of 5.25% on the repatriated earnings. The Company has completed its evaluation of the repatriation provisions under the ACJA and has disclosed its impact in Note 12.

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

On August 24, 2005, Macromedia and Adobe held special meetings of their respective stockholders in connection with the Merger Agreement. At these special meetings, the stockholders of both Macromedia and Adobe approved the Merger Agreement.

Consummation of the Merger remains pending subject to customary closing conditions and regulatory approvals, including antitrust approvals in certain European jurisdictions. On October 13, 2005, the Merger received clearance from the U.S. Department of Justice. The Merger is expected to close in the Fall of calendar year 2005 (specifically late November or December) but may not be completed if any of the conditions are not satisfied or waived. Unless otherwise indicated, the discussions in this document relate to Macromedia as a standalone entity and do not reflect the impact of the proposed merger with Adobe.

For additional information regarding the Merger, please refer to Amendment No. 1 to the Form S-4 (File No. 333-126163), which contains the joint proxy statement/prospectus filed by Adobe on July 20, 2005 in connection with the Merger.

Overview

We are an independent software company providing software that empowers designers, developers and business users to create and deliver effective user experiences on the Internet, fixed media and wireless and digital devices. Our integrated family of technologies enables the development of a wide range of internet and mobile application solutions. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our Company’s historical results and factors which we believe could impact future results prior to the close of the proposed merger with Adobe, which is expected to occur in the Fall of calendar year 2005. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes.

Market Strategy

Macromedia’s strategic vision is to provide customers with solutions that provide great user experiences over a number of platforms. As technologies have evolved, our definition of platforms has broadened to include not only personal computing (“PC”) devices, but non-PC devices such as PDAs and mobile hand-held devices, browsers and operating environments. Our highest priority remains the pursuit of the widespread penetration and adoption of our Flash Player in both the PC and non-PC markets. In leveraging the Flash platform, we remain committed to ensuring that existing and new designers and developers are provided with the tools and server software to take advantage of the broader PC and non-PC environment.

Macromedia has been a leader in multimedia and web development technologies for over a decade. Through our MX family of products, including Dreamweaver, Flash and Flash Professional, Fireworks, ColdFusion and the Studio suite, we have enabled millions of professional Designers and Developers to create rich, engaging, interactive web content and applications. Our growth strategy is to leverage the assets we have built in that core business—principally our technology, our brands and our worldwide distribution channels—to grow into even larger markets serving non-technical professionals. In fiscal year 2005, we began to see sales growth in two distinct markets: Business Users, who are non-technical knowledge workers, trainers or business decisions makers who want to communicate and collaborate via the Internet, and Consumers, who increasingly expect a rich user experience on digital devices such as personal digital assistants (“PDAs”) and cellular phones. Our strategy to reach the Business User is to provide solutions that leverage the power of our technology in an integrated delivery platform. To reach the Consumer, we are licensing our Flash Player technology to leading telecommunications service providers and consumer electronics companies that are embedding it in their devices to enable multimedia functionality. As demonstrated with the growth in sales into these two markets through the second quarter of fiscal year 2006, we believe that these markets offer the potential for significant growth for the Company over the next decade. Our primary products and the markets that they serve are broken down as follows:

Designer/Developer	Business User	Consumer

Macromedia Studio*

Macromedia Flash and Flash Professional

Macromedia Dreamweaver

Macromedia Director

Macromedia RoboHelp

Macromedia FreeHand

Macromedia Fireworks

Macromedia Authorware

Macromedia Flash Player

Macromedia Shockwave Player

Macromedia Flex

Macromedia ColdFusion

Macromedia JRun

	Macromedia Breeze Macromedia Contribute Macromedia Captivate Macromedia Flash Media Server	Macromedia Flash Lite Macromedia Flash SDK Macromedia Flashcast

*	The Macromedia Studio suite currently includes Dreamweaver, Flash or Flash Professional, Fireworks, Contribute and FlashPaper.

Highlights for the Three and Six Months Ended September 30, 2005

•	Our net revenues for the three months ended September 30, 2005 were $127.9 million, an 18% increase from net revenues of $107.9 million from the same period last year. This increase primarily reflects the release of new versions of our MX products – Studio 8, Dreamweaver 8, Flash 8 and Fireworks 8 – as well as sales growth in our Business User and Consumer market segments. The English language version of the new MX products began shipping in mid-September 2005, with French and German language versions shipping at the end of September 2005. Beginning in October 2005, we began shipping all remaining foreign language versions of these products.

•

Our net income was $20.3 million for the three months ended September 30, 2005 as compared to $14.5 million in the same period last year. This 41% increase in net income was primarily driven by the increase in our net revenues as compared to the same period in fiscal year 2005. Partially offsetting the increase in net revenues was an increase in our operating expenses which included merger-related expenses of $3.0 million in the three months ended September 30, 2005 related to our pending merger with Adobe, a restructuring charge of $1.4 million resulting from a change in our estimates to sublease restructured space, and increases in sales and marketing expenses reflecting the higher sales costs associated with a larger global sales force.

•	Cash provided by operations for the six months ended September 30, 2005 was $43.5 million. During the six months ended September 30, 2005, our cash, cash equivalent and short term investment balances increased by $63.3 million from $378.3 million at March 31, 2005 to $441.6 million at September 30, 2005. Significant non-operating uses of cash in the six months ended September 30, 2005 included net purchases of available-for-sale investments of $36.9 million and the purchase of property and equipment of $9.4 million. Cash provided by the issuance of Company common stock upon the exercise of employee stock options and the purchase of shares under our employee stock purchase plan was $32.5 million in the six months ended September 30, 2005.

Throughout the six month periods ended September 30, 2005 and 2004, we operated in one business segment, the Software segment.

Results of Operations

Net Revenues

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
(In millions, except percentages)	2005	2004		2005	2004
Net revenues	$127.9	$107.9	18%	$244.7	$211.5	16%

Net revenues are comprised primarily of license fees, as well as revenues from maintenance, training, technical and other support services. Maintenance, training, technical and other support services comprised less than 10% of our net revenues during the three and six months ended September 30, 2005 and 2004. Fluctuations in net revenues can be attributed to the timing of product releases and related product life cycles, changes in product and customer mix, general trends in Information Technology, or IT, spending, as well as to changes in geographic mix and the corresponding impact of changes in foreign exchange rates.

Net Revenues by Market

	Three Months Ended September 30,				% Change	Six Months Ended September 30,				% Change
	2005		2004			2005		2004
(In millions, except percentages)	$	%	$	%		$	%	$	%
Designers and Developers	$96.0	75%	$86.6	80%	11%	$181.4	74%	$171.6	81%	6%
Business Users	16.9	13	11.4	11	48	33.9	14	22.3	11	52
Consumers	13.1	10	8.1	8	61	26.1	11	14.7	7	78
Other	1.8	1	1.8	2	1	3.4	1	3.0	1	15

Net Revenues	$127.9	100%	$107.9	100%	18	$244.7	100%	$211.5	100%	16

Note: Percentages and totals may not calculate due to rounding.

Net revenues increased 18% during the three months ended September 30, 2005 from the same period of last year. The increase in net revenues reflects the following:

•

Net revenues from the Designer/Developer market increased 11%, or $9.4 million, during the three months ended September 30, 2005 as compared to the same period in the prior fiscal year reflecting the increase in sales of our MX products following our Studio 8 launch, which included Studio 8, Dreamweaver 8, Flash 8 and Fireworks 8. The English language version of these new products began shipping in mid-September 2005, with French and German language versions shipping at the end of the quarter. Beginning in October 2005, we began shipping all remaining foreign language versions. Sales of our server solutions, ColdFusion and Flex, also increased in the quarter ended September 30, 2005 compared to the same quarter last year, as did fees associated with the distribution of our Flash and Shockwave Player technologies.

•	Net revenues from the Business User market increased 48%, or $5.5 million, during the three months ended September 30, 2005 as compared to the same period in the prior fiscal year, primarily driven by the success of our direct sales teams in selling Breeze to corporate, education and government customers combined with the launch of Breeze 5.0 in the preceding quarter.

•	Net revenues from the Consumer market increased 61%, or $5.0 million, during the three months ended September 30, 2005 as compared to the same period in the prior fiscal year, reflecting new licensing arrangements with several mobile handset and consumer device manufacturers, primarily in Asia Pacific, as well as continuing royalties and support revenues from existing licensees.

Net revenues increased 16% during the six months ended September 30, 2005 from the same period of last year. The increase in net revenues reflects the following:

•	Net revenues from the Business User market increased 52%, or $11.6 million, during the six months ended September 30, 2005 as compared to the same period in the prior fiscal year, primarily driven by the success of our direct sales teams in selling Breeze to corporate customers combined with the launch of Breeze 5.0 in the three months ended June 30, 2005.

•	Net revenues from the Consumer market increased 78%, or $11.4 million, during the six months ended September 30, 2005 as compared to the same period in the prior fiscal year, reflecting new licensing arrangements with several mobile handset and consumer device manufacturers in North America and Asia Pacific, as well as continuing royalties and support revenues from existing licensees.

•	Net revenues from the Designer/Developer market increased 6%, or $9.8 million, during the six months ended September 30, 2005 as compared to the same period in the prior fiscal year. This increase was primarily due to fees associated with the distribution of our Shockwave and Flash Player technologies, sales of our server products, Flex and ColdFusion, and the launch of our MX product version upgrades during the quarter ended September 30, 2005.

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

Net Revenues by Geography:

	Three Months Ended September 30,					Six Months Ended September 30,
	2005		2004			2005		2004
	(In millions, except percentages)
	$	%	$	%	% Change	$	%	$	%	% Change
North America	$74.0	58%	$62.0	57%	19%	$137.7	56%	$119.6	57%	15%

International:
Europe	25.1	20%	22.9	21%	10%	55.1	23%	48.2	23%	14%
Asia Pacific and Other	28.8	22%	23.0	22%	25%	51.9	21%	43.7	20%	19%

Total International	53.9	42%	45.9	43%	17%	107.0	44%	91.9	43%	16%

Net revenue	$127.9	100%	$107.9	100%	18%	$244.7	100%	$211.5	100%	16%

North American net revenues increased by 19% and 15% during the three and six months ended September 30, 2005, respectively, compared to the same periods of last year. Net revenue growth for the three months ended September 30, 2005 as compared to the same period last year primarily reflects the increase in net revenues in our Designer/Developer market which included the Studio 8 launch of our MX products combined with an increase in fees from our Shockwave and Flash Player and an increase in the sales of our ColdFusion and Flex products. An increase in net revenues from the Business User and Consumer markets further contributed to the growth in net revenues in North America. Net revenue growth for the six months ended September 30, 2005 as compared to the same period last year primarily reflects an increase in the sales of products marketed to Business Users and Consumers combined with an increase in the sales to Designers and Developers as noted above.

The 17% and 16% increases in international revenues during the three and six months ended September 30, 2005, respectively, as compared to the same periods last year, is primarily due to the increase in net revenues from our Consumer market reflecting new licensing arrangements with several mobile handset and consumer device manufacturers in Asia Pacific and Europe, as well as continuing royalties and support revenues from existing licensees. The launch of Studio 8 products in German and French further contributed to the increase in net revenues in Europe as did an increase in sales of our Business User products.

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

Cost of Revenues

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2005	2004		2005	2004
	(In millions, except percentages)
Cost of net revenues	$9.9	$7.6	31%	$17.8	$15.0	19%
Amortization of acquired developed technology	0.7	0.7	—	1.5	1.5	—

Total cost of revenues	$10.6	$8.3	28	$19.3	$16.5	17

Cost of net revenues as a % of total net revenue	8%	7%		7%	7%

Cost of net revenues includes costs incurred in providing training, technical support and consulting services to customers and to business partners, product assembly and distribution costs, cost of materials, royalties paid to third-parties for the licensing of developed technology, the amortization of purchased technology and costs to translate our software into various foreign languages. The amortization of acquired developed technology is separately presented as a cost of revenues.

Cost of net revenues for the three and six months ended September 30, 2005 were 8% and 7% of net revenues, respectively, as compared to 7% of net revenues during the three and six months ended September 30, 2004. The increase in cost of net revenues as a percentage of net revenues during the three months ended September 30, 2005 as compared to the same period last year resulted primarily from an increase in training and consulting costs which have lower gross margins than our license revenues.

At September 30, 2005, the remaining unamortized balance of acquired developed technology was $5.4 million and had a weighted average estimated remaining useful life of 26 months.

In the future, cost of revenues as a percentage of net revenues may be impacted by the mix of product sales, royalty rates for licensed technology and the geographic distribution of sales.

Operating Expenses

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2005	2004		2005	2004
	(In millions, except percentages)
Sales and marketing	$48.7	$44.7	9%	$97.7	$88.8	10%
Research and development	26.1	25.1	4	50.3	48.8	3
General and administrative	13.4	10.8	24	28.8	22.0	31
Amortization of intangible assets	0.2	0.2	—	0.4	0.5	(22)
Restructuring and other	1.4	—	n/m	1.4	—	n/m
Merger-related expenses	3.0	—	n/m	7.3	—	n/m

Total operating expenses	$92.9	$80.9	15	$185.9	$160.1	16

n/m: not meaningful

Note: Percentages and totals may not calculate due to rounding.

Selected Operating Expense Categories as a Percent of Net Revenues

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Sales and marketing	38%	41%	40%	42%
Research and development	20	23	21	23
General and administrative	11	10	12	10

Sales and Marketing. Sales and marketing expenses consist primarily of the following: compensation and benefits, marketing and advertising expenses, activities which support product launches and direct sales efforts, including travel, and allocated expenses for our facilities and IT infrastructure to support marketing activities.

Sales and marketing expenses increased to $48.7 million during the three months ended September 30, 2005, as compared to $44.7 million for the same period last year, but decreased 3% as a percentage of revenues from 41% to 38%. The increased spending primarily resulted from an increase in compensation and other employee-related expense which increased by $1.9 million in the three months ended September 30, 2005 as compared to the same period in fiscal year 2005, due to an increase in the number of sales employees combined with higher variable compensation expense related to increased net revenues. In addition, advertising and marketing expenses increased $1.0 million in the three months ended September 30, 2005 as compared to the same period last year, primarily related to our Studio 8 launch efforts. We believe the investment in our direct sales force has contributed to the overall increase in our net revenues, which have grown at a faster rate than our sales and marketing spending as demonstrated by the decrease in sales and marketing expense as a percentage of revenues.

Sales and marketing expenses increased to $97.7 million during the six months ended September 30, 2005, as compared to $88.8 million for the same period last year, but decreased 2% as a percentage of revenues from 42% to 40%. The increased spending primarily resulted from an increase in compensation and other employee-related expenses which increased by $6.8 million in the six months ended September 30, 2005 as compared to the same period in fiscal year 2005, due to an increase in the number of sales employees combined with higher variable compensation related to increased net revenues.

We expect to continue investing in sales and marketing as we continue to launch and sell our products, develop market opportunities and promote our competitive position. Accordingly, we expect sales and marketing expenses to continue to constitute a significant portion of our overall spending.

Research and Development. Research and development expenses consist primarily of compensation and benefits as well as allocated expenses for our facilities and IT infrastructure to support product development.

Research and development expenses increased to $26.1 million during the three months ended September 30, 2005 as compared to $25.1 million for the same period last year, but decreased 3% as a percentage of net revenues from 23% to 20%, reflecting the increase in net revenues, which grew at a rate faster than costs in the quarter ended September 30, 2005 as compared to the same period last year. Compensation, other employee-related expenses and contractor fees increased by $1.4 million in the three months ended September 30, 2005 as compared to the same period last year due to increased product development efforts, including the Studio 8 launch of our MX products.

Research and development expenses increased to $50.3 million during the six months ended September 30, 2005 as compared to $48.8 million for the same period last year, but decreased 2% as a percentage of net revenues from 23% to 21%, reflecting the increase in net revenues which grew at a rate faster than costs in the six months ended September 30, 2005 as compared to the same period last year. Compensation and other employee-related expenses increased by $1.4 million in the six months ended September 30, 2005 as compared to the same period last year due to higher headcount in the current period.

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

General and administrative expenses increased to $13.4 million during the three months ended September 30, 2005 as compared to $10.8 million for the same period last year. The increase was primarily attributed to compensation and other employee-related expenses, including amortization of deferred compensation, which increased $1.4 million in the three months ended September 30, 2005 as compared to the same period last year, primarily resulting from an increase in headcount to strengthen our infrastructure to support our business growth.

General and administrative expenses increased to $28.8 million during the six months ended September 30, 2005 as compared to $22.0 million for the same period last year. Compensation and other employee-related expenses increased $3.8 million in the six months ended September 30, 2005 as compared to the same period last year resulting from an increase in headcount to strengthen our infrastructure to support our business growth. Professional fees, which include external legal and accounting advisory services, increased by $1.5 million in the six months ended September 30, 2005 as compared to the same period last year primarily due to the ongoing cost of regulatory compliance, including compliance with the Sarbanes-Oxley Act of 2002.

General and administrative expenses in the future will continue to include costs to comply with proposed and enacted rules and regulations promulgated by the SEC and the NASDAQ stock market, including costs to hire additional personnel and using additional external accounting and advisory services.

Amortization of Intangible Assets. We amortize intangible assets with estimated useful lives. Amortization of intangible assets remained relatively flat during the three and six months ended September 30, 2005 as compared to the same periods last year.

Restructuring and Other. In the three months ended September 30, 2005, we recorded $1.4 million in net restructuring and facility related exit charges related to our Fiscal 2005 and Fiscal 2002 Restructuring Plans. These charges reflect an increase of $1.9 million to our Fiscal 2005 Restructuring Plan. This adjustment is comprised of a $1.4 million increase following the finalization of a lease agreement with a tenant in our Redwood Shores, California facility during the three months ended September 30, 2005 which necessitated an increase to our initial estimates, and a $0.5 million adjustment related to increasing the estimated time to sublease our restructured space in our San Diego, California facility. Partially offsetting the adjustments to our Fiscal 2005 Restructuring Plan was a $0.4 million reduction in our Fiscal 2002 Restructuring Plan, primarily related to a reduction in estimated common area maintenance charges.

Merger-Related. Merger-related expenses associated with our pending merger with Adobe were $3.0 million and $7.3 million in the three and six months ended September 30, 2005, respectively. Merger-related expenses were principally comprised of legal, investment banking, accounting and filing fees.

Other Income (Expense)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Interest income, net	$3.5	$1.1	$6.2	$2.1
Other, net	0.3	(0.1)	0.9	(0.1)

Total other income	$3.8	$1.0	$7.1	$2.0

Interest Income, net. Interest income, net consists primarily of interest earned on interest-bearing cash, cash equivalents and available-for-sale short-term investments.

Interest income was $3.5 million and $6.2 million during the three and six months ended September 30, 2005 as compared to $1.1 million and $2.1 million during the same periods last year, respectively. The increase in our interest income during the three and six months ended September 30, 2005 is primarily due to higher average balances of cash, cash equivalents and short-term investments combined with higher average yields in the three and six months ended September 30, 2005 as compared with the same periods last year.

Other, net. Other, net, consists primarily of foreign currency transaction gains and losses, investment management fees, gain on investments and other non-operating transactions not separately disclosed. Realized gains and losses from our fixed income available-for-sale investments are included in Other, net and have not been significant to date.

Provision for Income Taxes

We recorded provisions for income taxes of $7.8 million and $5.3 million for the three months ended September 30, 2005 and 2004, respectively, and $11.0 million and $9.5 million for the six months ended September 30, 2005 and 2004, respectively. Our effective tax rates during the three months ended September 30, 2005 and 2004 were 28% and 27%, respectively. Our effective tax rate increased 1% in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due to a planned repatriation of certain foreign earnings offset by a decrease in the valuation allowance.

At September 30, 2005, we had available federal and state net operating loss carryforwards of approximately $590 million and $476 million, respectively. We also had unused research credit carryforwards of approximately $29 million and $30 million for federal and California tax purposes, respectively. If not utilized, federal and state net operating loss and federal research credit carryforwards will expire in fiscal years 2006 through 2026. The California research credits may be carried forward indefinitely.

During the second quarter of fiscal year 2006, we completed our evaluation of the repatriation provisions of the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We made a determination for a planned repatriation of up to $65 million under this provision.

In the second quarter of fiscal year 2006, we recorded an estimated tax provision of $4.6 million for the planned repatriation of up to $65 million of foreign earnings. The planned repatriation of certain foreign earnings is expected to occur during the last half of fiscal year 2006. We will invest these earnings pursuant to an approved Domestic Reinvestment Plan that conforms to the AJCA guidelines.

Liquidity and Capital Resources

At September 30, 2005, we had cash, cash equivalents, and short-term investments of $441.6 million, a 17% increase from the March 31, 2005 balance of $378.3 million. Working capital was $395.0 million at September 30, 2005, a 24% increase from the March 31, 2005 balance of $319.4 million. The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended September 30,
	2005	2004
	(In millions)
Net cash flows provided by (used in):
Operating activities	$43.5	$33.3
Investing activities	(48.7)	(76.4)
Financing activities	32.5	19.9

Net increase (decrease) in cash and cash equivalents	$27.2	$(23.2)

Note: Totals may not calculate due to rounding.

Cash provided by operating activities during the six months ended September 30, 2005 was $43.5 million, as compared to cash provided by operating activities of $33.3 million for the same period last year. During the six months ended September 30, 2005, cash provided by operating activities resulted primarily from adjusting our net income of $35.6 million for non-cash depreciation and amortization expense of $13.3 million, and from an increase in deferred revenues balance of $12.4 million partially offset by an increase in our net accounts receivable of $18.5 million. Cash provided by operating activities during the six months ended September 30, 2004 resulted primarily from adjusting our net income of $27.4 million for non-cash depreciation and amortization expense of $12.1 million and from an increase in our accounts payable and accrued liabilities of $9.0 million, partially offset by increases in net accounts receivable of $15.1 million.

Cash used in investing activities for the six months ended September 30, 2005 was $48.7 million, as compared to cash used in investing activities of $76.4 million during the same period last year. During the six months ended September 30, 2005, cash used in investing activities was primarily due to the purchases of available-for-sale securities of $164.5 million, which was offset by proceeds of $127.7 million from the sales and maturities of short-term investments. Cash used in investing activities for the six months ended September 30, 2004 was $76.4 million, primarily due to purchases of available-for-sale short-term investments of $111.8 million and property and equipment of $43.7 million, which was offset by net proceeds of $84.7 million from the sales and maturities of short-term investments. In April 2004, we completed the purchase of our current corporate headquarters with a final payment of $37.7 million. Following the close of this purchase, we received a $3.5 million termination fee from an existing tenant.

Cash provided by financing activities during the six months ended September 30, 2005 was $32.5 million, as compared to $19.9 million during the same period last year. Cash provided by financing activities was due to proceeds received from the exercise of common stock options and the issuance of shares of our common stock under our employee stock purchase plans.

Our liquidity and capital resources in any period could be impacted by cash proceeds upon exercise of stock options and securities reserved for future issuance under our stock option plans, as well as the issuance of shares of our common stock under our employee stock purchase plans.

We expect that for the foreseeable future our operating expenses will constitute a significant use of our cash balances, but that our cash from operations and existing cash, cash equivalents, and available-for-sale short-term investments will be sufficient to meet our operating requirements through at least September 30, 2006. Cash from operations could be affected by various risks and uncertainties, including, without limitation, those related to: customer acceptance of new products and services and new versions of existing products; the risk of integrating newly acquired technologies and products; the impact of competition; the risk of delay in product development and release dates; the economic conditions in the domestic and significant international markets where we market and sell our products; quarterly fluctuations of operating results; risks of product returns; risks associated with investment in international sales operations; our ability to successfully contain our costs; and the other risks detailed in the section “Risk Factors That May Affect Future Results of Operations.”

From time to time, we may require additional liquid capital resources and may seek to raise these additional funds through public or private debt and/or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If additional funds are required at a future date and are not available on acceptable terms, our business and operating results could be materially and adversely affected.

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At September 30, 2005, the net notional amount of forward contracts outstanding amounted to $68.7 million (see “Item 3—Quantitative and Qualitative Disclosures About Market Risk” for additional information).

Other Matters Affecting Liquidity and Capital Resources

Contractual Obligations

We have summarized our significant financial contractual obligations as of March 31, 2005 in our Annual Report on Form 10-K for the year ended March 31, 2005. There have been no subsequent material changes outside the ordinary course of business to our contractual obligations from that date.

Other Commitments

Letters of Credit— We obtained letters of credit from financial institutions totaling $6.3 million as of September 30, 2005, in lieu of security deposits for certain of our leased office space. No amounts have been drawn against the letters of credit.

Off-Balance-Sheet Arrangements

We do not have off-balance-sheet arrangements with unconsolidated entities or with related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. As of September 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Stock-Based Compensation Plans

Common Stock to Be Issued. At September 30, 2005, the Company had the following common shares available for future issuance upon the exercise of options under the Company’s stock option plans (“Macromedia Plans”) (including both outstanding option grants as well as options available for future grants), under previous non-plan stock option grants and under the Company’s 2003 Employee Stock Purchase Plan (“ESPP”) (in thousands):

Common Shares Available
Employee and director stock options under Macromedia Plans	12,032
Non-plan employee stock options	1,061
ESPP	1,218

14,311

The following table summarizes the stock option activity during the six months ended September 30, 2005 (shares in thousands):

	Number of Options	Weighted Average Exercise Price
Options outstanding as of March 31, 2005	13,182	$19.02
Granted	1,357	37.06
Exercised	(1,695)	16.50
Cancelled	(366)	19.92

Options outstanding as of September 30, 2005	12,478	$21.30

The following table summarizes information about Macromedia’s stock options outstanding as of September 30, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.77 – $ 9.56	777	6.41	7.87	367	7.85
$10.54 – $13.91	2,338	6.74	12.81	1,581	12.96
$14.20 – $16.66	2,565	4.56	15.86	2,525	15.87
$17.19 – $20.90	2,548	7.94	19.06	1,019	19.15
$21.41 – $29.99	1,727	6.71	27.52	919	26.87
$30.56 – $45.31	2,468	9.33	35.96	170	33.73
$49.94 – $99.98	55	4.83	76.71	51	74.89

	12,478	7.01	$21.30	6,632	$17.67

Employee Stock Purchase Plan. In July 2003, we adopted the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). In August 2005, employees purchased 261,000 shares of our common stock for $4.5 million under the 2003 ESPP.

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

In addition to monitoring expected returns under stock rotation agreements, our channel management practices over our resellers are also intended to provide reasonable assurance that product inventory levels in the distribution channel, on a product-by-product basis, reflect anticipated demand for the respective products. In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our resellers in order to maintain inventory levels deemed by management to be appropriate. We generally provide a sales returns reserve to maintain channel inventory levels between four to six weeks of expected future sales by our first-tier and certain second tier resellers based on the criteria noted above. We make this estimate primarily based on channel inventory and sell-through information that we obtain principally from our first-tier resellers. At September 30, 2005, our channel inventory, net of related reserves, remained within the estimated channel inventory range noted above.

During the three months ended September 30, 2005, product returns, consisting principally of stock rotation for obsolete products, totaled $2.5 million or 2% of net revenues, compared to the three months ended September 30, 2004 in which product returns, totaled $1.8 million or 2% of net revenues. This increase in the level of product returns in the current period was primarily due to the launch of our Studio 8 and related MX products during the quarter ended September 30, 2005. At

September 30, 2005, our allowance for sales returns totaled $8.8 million and included estimated reserves to maintain channel inventory levels at or below six weeks of expected future sales, allowances for requested and authorized returns by distributors and reserves for estimated returns of obsolete product in the sales channel eligible for stock rotation.

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

We also make judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. Historically, our allowance for doubtful accounts has been sufficient to cover our actual credit losses. However, since we cannot predict changes in the financial stability of our customers, we cannot guarantee that our allowance will continue to be sufficient. If actual credit losses are significantly greater than the allowance that we have established, this would increase our operating expenses and reduce our reported net income. Our allowance for doubtful accounts amounted to $1.4 million, or 2% of gross accounts receivable, at September 30, 2005 and $1.1 million, or 2% of gross accounts receivable, at March 31, 2005.

Distributors account for a significant portion of our net revenues and accounts receivable balances and comprise several individually large accounts. One of these distributors, Ingram Micro, Inc represented 17% and 21% of consolidated net revenues during the six months ended September 30, 2005 and 2004, respectively, and 18% and 16% of our gross accounts receivable balances at September 30, 2005 and March 31, 2005, respectively. A second distributor, Tech Data Corporation, represented 12% of our consolidated net revenues during both the six months ended September 30, 2005 and 2004, respectively, and represented 11% and 10% of our gross accounts receivable at September 30, 2005 and March 31, 2005, respectively. If the credit exposure associated with a large distributor increased, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses on trade receivables related to any particular industry or geographic region.

Restructuring Accruals. In fiscal year 2005, we exited two facilities in Northern California in conjunction with the completion of our new corporate headquarters building in San Francisco, California, which enabled us to consolidate employees previously housed in leased facilities. We recorded $11.8 million in restructuring and related exit charges in connection with these activities, referred to as our “Fiscal 2005 Restructuring Plan,” in the fourth quarter of fiscal year 2005. In the three months ended September 30, 2005, we recorded an increase of $1.9 million to our Fiscal 2005 Restructuring Plan comprised of a $1.4 million charge following the finalization of a lease agreement with a tenant in our Redwood Shores, California facility which necessitated an increase to our initial estimates, and a $0.5 million adjustment related to increasing the estimated time to sublease our San Diego, California facility.

In addition, we revised estimates for our restructuring plan executed in fiscal year 2002, referred to as our “Fiscal 2002 Restructuring Plan”, recording additional expense in fiscal year 2005 of $7.4 million. In the three months ended September 30, 2005, we decreased our reserve by $0.4 million, primarily due to a reduction in estimated common area maintenance charges. In fiscal year 2002, we executed a restructuring plan to deliver cost synergies associated with our fiscal year 2001 acquisition of Allaire Corporation and to better align our cost structure with the weaker business environment which resulted in restructuring expenses totaling $81.8 million. Restructuring expenses related to our 2002 Plan primarily represented estimated future costs related to 22 facilities to either cancel or vacate approximately 450,000 square feet of facility space held under our operating leases as a result of staff reductions and demise and tenant improvement costs to sublease the facilities, net of deferred rent recorded for the facilities and, to a lesser extent, employee termination and severance costs.

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

On a regular basis we evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring accruals. Such factors include, but are not limited to, available market data, information from third parties, such as real estate appraisers, and ongoing negotiations in order to estimate the likelihood, timing, lease terms and rates to be realized from potential subleases of restructured facilities held under operating leases. We also estimate costs associated with terminating certain leases on excess facilities. These estimates involve a number of risks and uncertainties, some of which may be beyond our control and include, among other things, future real estate conditions and our ability to market and sublease excess facilities on terms acceptable to us, particularly in Newton, Massachusetts and Northern California. In addition, our restructuring estimates for facilities could be materially and adversely impacted by the financial condition of sub-lessees and their ability to meet the financial obligations throughout the term of any sublease agreement. The impact of these estimated proceeds and costs are significant factors in determining the appropriateness of our restructuring accrual balance on our Condensed Consolidated Balance Sheet at September 30, 2005. Our actual costs may differ significantly from our estimates and as such, may require adjustments to our restructuring accrual, which will impact our operating results in future periods.

As of September 30, 2005, the restructuring accrual balance of $26.3 million primarily represented the contractual lease obligations of 5 facilities as well as related estimated demise and tenant improvement costs to sublease these facilities in future periods, net of contracted and estimated sublease income. As of September 30, 2005, future minimum gross lease obligations for our restructured facilities extending through fiscal 2011 amounted to $61.8 million, which will be offset by future sublease income of $36.9 million to be received under contractual sublease arrangements. As the restructuring accrual reflects the net present value of future cash obligations net of estimated sublease income related to one of the facilities exited in fiscal year 2005 of $10.9 million rather than the related net gross lease obligation for this facility, our contractual gross lease obligations are greater than our restructuring reserve as of September 30, 2005 which also includes estimates for future sublease income which reduces our estimated liability. The restructuring reserve also reflects net estimated common area maintenance and tax charges related to all restructured properties.

Estimated sublease income may be impacted by fluctuations in demand in the commercial real estate markets where we have significant operating lease obligations, notably the Newton, Massachusetts commercial real estate markets. Accrued restructuring costs related to the Newton lease represented 48% of our total restructuring accrual balance at September 30, 2005. Our Newton office space covers approximately 348,000 square feet held under operating leases through June 2010, of which restructured facilities covers approximately 268,000 square feet. At September 30, 2005, all 268,000 square feet designated restructured space was subleased. Existing subleases covering 54,000 square feet in Newton, Massachusetts will expire prior to our lease obligation date at various dates commencing in January of 2007. If market conditions deteriorate in the Newton, Massachusetts commercial real estate markets, we may be unable to find acceptable tenants at the rates or timing consistent with what we used in estimating our restructuring accrual.

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

As described further below under “Recent Accounting Standards,” the FASB issued SFAS No. 123R (Revised 2004) Share-Based Payment: Amendment of FASB Statement No. 123 in December 2004. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock, restricted stock units, and stock appreciation rights. Effective for the quarter ending June 30, 2006, we will be required to expense the fair value of these awards as compensation expense. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. In determining the fair value of our share based payment awards, which include employee stock purchase plan and stock options, we use the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and a change in our assumptions could materially affect the fair value estimate, and thus the total calculated costs associated with the grant of stock options or issuance of stock under employee stock purchase plans. As a result, pro forma disclosures may not necessarily be representative of future, expected results. Although we have not yet determined the transition method or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (the “SEC”) announced that the accounting provisions of SFAS 123R are effective at the beginning of a company’s next fiscal year that begins after June 15, 2005 (the quarter ending June 30, 2006 for Macromedia, Inc.). Companies adopting the new requirements are likely to reexamine their valuation methods and the support for the assumptions that underlie their valuation of the awards. We believe that many companies are also likely to carefully examine their share-based-payment programs. SFAS No. 123R establishes accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans. This standard carries forward prior guidance on accounting for awards to non-employees. Although we have not yet determined the transition method or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also 1) redefines restatement as the revising of previously issued financial statements to reflect the correction of an error and 2) requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the impact of adopting SFAS No. 154 and do not believe adoption will have a material impact on our financial statements.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. In November 2005, the FASB issued Staff Position SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF 03-1. We are evaluating the impact, if any, FSP 115-1 and 124-1 will have on our financial position and results of operations.

In December 2004, the FASB issued Staff Position SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, (“FSP 109-1”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). Companies that qualify for the AJCA’s deduction for domestic production activities must account for it as a special deduction under Statement 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return, according to FSP 109-1 starting in the second quarter of fiscal year 2006, we adopted the accounting and disclosure requirements as outlined in FSP 109-1. We are following the requirements of FSP 109-1. The FASB’s guidance did not have a material impact on our financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, which allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The ACJA introduced a limited time 85% dividend received deduction on repatriation of certain foreign earnings. This deduction would result in an approximate federal income tax rate of 5.25% on our repatriated earnings. We have completed our evaluation of the repatriation provisions under the ACJA and have disclosed its impact in the Notes to our Condensed Consolidated Financial Statements (see Note 12).

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

Failure to complete, or delays in completing, the merger with Adobe could materially and adversely affect our results of operations and our stock price. On April 17, 2005, we entered into a definitive merger agreement with Adobe. Consummation of the merger is subject to customary closing conditions, including various regulatory approvals. We cannot assure you that the necessary approvals will be obtained, that approvals will be obtained in the projected closing time-frame, that approvals will not subject us to obligations or commitments required by regulators, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. Risks related to the proposed merger include, but are not limited to, the following:

•	We may not realize any or all of the potential benefits of the merger, including any synergies that could result from combining the financial and proprietary resources of Macromedia and Adobe;

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	Under some circumstances, we may have to pay a termination fee to Adobe in the amount of $103.2 million;

•	The attention of our management and our employees may be diverted from day-to-day operations;

•	The customer sales process may be disrupted by customer and salesperson uncertainty over when or if the merger will be consummated;

•	Our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger;

•	Our ability to retain our existing employees has been and may continue to be harmed by uncertainties associated with the merger; and

•	Our ability to attract new employees may be harmed by uncertainties associated with the merger.

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

In connection with the merger, we filed a joint proxy statement/prospectus with the SEC announcing the special meeting of stockholders held August 24, 2005. At that meeting, our shareholders voted to adopt the merger agreement. On August 24, 2005, Adobe’s shareholders also voted to adopt the Merger Agreement. The joint proxy statement/prospectus contains important information about Macromedia, Adobe, the merger, risks relating to the merger and the combined company, and related matters. We strongly encourage our stockholders to read this joint proxy statement/prospectus.

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

If our product and version releases are not successful, our results of operations could be materially and adversely affected—A substantial portion of our revenues is derived from license sales of new software products and new versions of existing software products. The success of new products and new versions of existing products, including the recent release of our next generation MX products, Studio 8, in September 2005, depends on the timing, market acceptance and performance of new products or new versions of existing products. In the past we have experienced delays in the development of new products and enhancement of existing products and such delays may occur in the future. If we are unable, due to resource constraints or technological reasons, to develop and introduce products in a timely manner, our results of operations could be materially and adversely affected, including, in particular, our quarterly results. In addition, market acceptance of our new product or version releases will be dependent on our ability to include functionality and usability in such releases that address the requirements of customer demographics with which we may have limited prior experience. We must continue to update our existing products and services to keep them current with changing technology, competitive offerings and consumer preferences and must continue to develop new products and services to take advantage of new technologies that could otherwise render our existing products, or existing versions of such products, obsolete. Furthermore, our new product or version releases may contain undetected errors or “bugs,” which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. In addition, such releases may not effectively guard against harmful or disruptive codes, including “virus” codes, new versions of which appear periodically, which may target files or programs created using our products. The occurrence of errors or harmful codes could result in loss of market share, diversion of development resources, injury to our reputation and the reputation of our products, or damage to our efforts to build positive brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition. If new product or version releases, such as Studio 8, do not achieve adequate market acceptance, if these new products or version releases fail to perform properly, if we are unsuccessful in further penetrating our Business User and Consumer markets, or if we do not ship other new products or new versions of our existing products as planned, our results of operations could be materially and adversely affected.

Product returns could exceed our estimates and harm our net revenues—The primary sales channels into which we sell our products throughout the world are a network of distributors and VARs. Agreements with our distributors and VARs contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. In general, we expect sales returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and resellers seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we expect that product inventory held by our distributors and resellers would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of end user demand, which would result in a decrease in our allowance for sales returns. As part of our revenue recognition practices, we have established a reserve for estimated sales returns. The reserve is based on a number of factors, including historic product returns and inventory levels on a product-by-product basis for each of our primary sites regions and the timing of new product introductions. Actual product returns in excess of our reserve estimates would have an adverse effect on our net revenues and our results of operations.

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

The pending merger with Adobe increases this risk. See risk factor above titled “Failure to complete, or delays in completing, the merger with Adobe could materially and adversely affect our results of operations and our stock price.”

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

We face risks associated with international operations—Net revenues outside of North America accounted for approximately 42% and 43% of our consolidated net revenues during the three months ended September 30, 2005 and 2004, respectively. We expect that international sales will continue to represent a significant percentage of our revenues. We rely primarily on third parties, including distributors, for sales and support of our software products in foreign countries and, accordingly, are dependent on their ability to promote and support our software products and in some cases, to translate them into foreign languages. We have and may continue to, outsource specific development and quality assurance testing activities for certain of our software products to various foreign, independent third-party contractors. In addition, we also are expanding our own research, development, and quality assurance capabilities through the Company’s subsidiary in India. International business and operations are subject to a number of unique risks, including, but not limited to:

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

We enter into foreign exchange forward contracts to reduce economic exposure associated with sales and asset balances denominated in the Euro, Japanese Yen and British Pound. At September 30, 2005, the net notional amount of forward contracts outstanding in U.S. dollars using the spot exchange rates in effect at September 30, 2005 was $68.7 million. However, there can be no assurance that such contracts will adequately manage our exposure to currency fluctuations in the long-term, as the average maturity of these foreign exchange forward contracts is less than twelve months.

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

We face risks associated with acquisitions—We have entered into business combinations with other companies in the past, including our acquisition of eHelp in December 2003 and smaller acquisitions in the second and third quarters of fiscal year 2006, and may make additional acquisitions in the future. Acquisitions generally involve significant risks, including, among other things, difficulties in the assimilation of the operations, business strategy, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies and the acceptance of the acquired companies’ products and services by our customers. In addition, future acquisitions would likely result in dilution to existing stockholders, if stock or stock options are issued, or the assumption of debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations and liquidity. Accordingly, past acquisitions and any future acquisitions could result in a material adverse effect on our results of operations.

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

Our operating results are dependent, in part, on our distribution channels—A substantial portion of our net revenues are derived from the sale of our software products through a variety of distribution channels, including traditional software distributors, educational distributors, VARs, hardware and software superstores, retail dealers and OEMs. Although historically we have not experienced any material problems with our distribution channels, computer software dealers and distributors are typically not highly capitalized and have experienced difficulties during times of economic contraction and may do so in the future. Our ability to effectively distribute products depends in part upon the financial and business conditions of our distribution channels. Two distributors represented over 10% of the net revenues and gross account receivables in the periods presented in the table below:

	% of Net Revenues				% of Gross Accounts Receivable
	Three Months Ended September 30,		Six Months Ended September 30,		September 30,	March 31,
	2005	2004	2005	2004	2005	2005
Distributor:
Ingram Micro, Inc.	18%	22%	17%	21%	18%	16%
Tech Data Corporation	13%	13%	12%	12%	11%	10%

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

We rely on a limited number of independent third parties to provide support services to our customers. If any of these third-party service providers terminates its relationship with us or ceases to be able to continue to maintain such relationship with us, we may not have sufficient notice or time to avoid serious disruption to our business. Furthermore, if any such third-

party service providers fail to provide adequate or satisfactory support for our products, our reputation as well as the success of our products may be adversely affected.

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

Changes in our income taxes could affect our future results—As a multinational corporation, we are subject to income taxes in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are impacted by the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Our future effective tax rates could be favorably or unfavorably affected by various factors including changes in the mix of earnings in countries with differing statutory tax rates, the impact of re-measurement of net tax liabilities due to changes in foreign exchange rates and by changes in the valuation of our deferred tax assets and liabilities. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse affect on our results of operations or financial condition.

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

Cash Flow Hedging. We designate and document foreign exchange forward contracts related to forecasted transactions as cash flow hedges and as a result, we apply hedge accounting for these contracts. The critical terms of the foreign exchange forward contracts and the forecasted underlying transactions are matched at inception and forward contract effectiveness is calculated, at least quarterly, by comparing the change in the fair value of the contracts to the change in the fair value of the forecasted revenues or expenses, with the effective portion of the fair value of the hedges recorded in Accumulated other comprehensive income (loss) (“AOCI”). We record any ineffective portion of the hedging instruments, which was not material during the three or six months ended September 30, 2005 and 2004, in Other income (expense) on our Condensed Consolidated Statements of Income. When the underlying forecasted transactions occur and impact earnings, the related gain or loss on the cash flow hedge is reclassified to net revenues or expenses. In the event it becomes probable that the forecasted transactions will not occur, the gain or loss on the related cash flow hedges would be reclassified from AOCI to Other income (expense) at that time. All values reported in AOCI at September 30, 2005 will be reclassified to earnings in twelve months or less. At September 30, 2005, the outstanding cash flow hedging derivatives had maturities of twelve months or less.

Balance Sheet Hedging. We manage our foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts. These derivative instruments are carried at fair value with changes in the fair value recorded in other income (expense). These derivative instruments substantially offset the remeasurement gains and losses recorded on identified foreign currency denominated assets and liabilities. At September 30, 2005, our outstanding balance sheet hedging derivatives had maturities of twelve months or less.

Our outstanding net foreign exchange forward contracts at September 30, 2005 are presented in the table below. This table presents the net notional amount in U.S. Dollars using the spot exchange rates in effect at September 30, 2005 and the weighted average forward rates. Weighted average forward rates are quoted using market conventions. All of these forward contracts mature in twelve months or less.

	Net Notional Amount in US Dollars	Weighted Average Forward Rates
	(In millions)
Cash Flow Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$24.3	1.31
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	8.4	102.10
British Pound (“GBP”) (contracts to receive U.S. Dollar /pay GBP)	5.7	1.86
Balance Sheet Hedges:
Euro (“EUR”) (contracts to receive U.S. Dollar/pay EUR)	$11.4	1.24
Japanese Yen (“YEN”) (contracts to receive U.S. Dollar/pay YEN)	10.8	107.40
British Pound (“GBP”) (contracts to receive U.S. Dollar /pay GBP)	8.1	1.82

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2005.

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

We believe we have taken steps necessary to effectively remediate the material weakness relating to the adequacy of management oversight and review of the Company’s accounting for income taxes. However, certain of the corrective processes and procedures relate to annual controls that cannot be tested until the preparation of our fiscal year 2006 annual income tax provision. Accordingly, we will continue to monitor the effectiveness of our internal controls over financial reporting relating to the accounting for income taxes and may make further changes from time to time as deemed appropriate by management.

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

On August 24, 2005, at a Special Meeting of Macromedia Stockholders, a proposal to approve the adoption of the Agreement and Plan of Merger and Reorganization, dated as of April 17, 2005, by and among Adobe Systems Incorporated, Avner Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Adobe, and Macromedia was approved by our stockholders by a vote of 55,464,640 for and 75,804 against with 48,203 abstentions.

Item 5.	Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved each quarter of fiscal year 2005 by our Audit Committee to be performed by KPMG LLP, our external auditor. During the quarter ended September 30, 2005, the Audit Committee approved the following non-audit services anticipated to be performed by KPMG LLP: international executive tax assistance, tax compliance and tax consulting services.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Filed Herewith

10.1	Macromedia, Inc. FY 2006 Executive Incentive Plan	8-K	May 26, 2005

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2005	MACROMEDIA, INC.

	By:	/s/ ELIZABETH A. NELSON
Elizabeth A. Nelson
Executive Vice President, Chief Financial Officer and Corporate Secretary